Form 10QSB
period 2006-06-30
BTHC III INC.
filed 2006-08-01
CIK 1355790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


           For the quarterly period ended June 30, 2006

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

                                 BTHC III, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2006

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

Part I
Item 1 - Financial Statements

                                 BTHC III, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2006 and 2005

                                   (Unaudited)

                                                        June 30,      June 30,
                                                          2006          2005
                                                       ----------    ----------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                            $     --      $     --
   Due from bankruptcy trust                                 --            --
                                                       ----------    ----------

     Total Assets                                      $     --      $     --
                                                       ==========    ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
   Accounts payable - trade                            $     --      $     --
   Advances from controlling shareholder                   21,160         5,511
                                                       ----------    ----------

     Total Liabilities                                     20,038         5,511
                                                       ----------    ----------


Commitments and Contingencies


Stockholders' equity (deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                             --            --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     500,000 shares issued and outstanding                    500           500
   Additional paid-in capital                                 500           500
   Deficit accumulated during the development stage       (21,038)       (6,511)
                                                       ----------    ----------

     Total Stockholders' Equity (Deficit)                 (20,038)       (5,511)
                                                       ----------    ----------

     Total Liabilities and
       Stockholders' Equity (Deficit)                  $     --      $     --
                                                       ==========    ==========


                                 BTHC III, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2006 and 2005
        and Period from November 29, 2004 (date of bankruptcy settlement)
                              through June 30, 2006

                                   (Unaudited)

                                                                                            Period from
                                                                                          November 29, 2004
                                                                                              (date of
                           Six months      Six months     Three months    Three months       bankruptcy
                             ended           ended           ended           ended           settlement)
                            June 30,        June 30,        June 30,        June 30,           through
                              2006            2005            2006            2005          June 30, 2006
                          ------------    ------------    ------------    ------------      -------------

Revenues                  $       --      $       --      $       --      $       --        $        --
                          ------------    ------------    ------------    ------------      -------------

Operating expenses
   Reorganization costs           --             6,511            --             6,511              8,296
   General and
     administrative
     expenses                   13,864            --             1,122            --               13,864
                          ------------    ------------    ------------    ------------      -------------

Income from
   operations                  (13,864)         (6,511)         (1,122)         (6,511)           (22,160)

Provision for
   income taxes                   --              --              --              --                 --
                          ------------    ------------    ------------    ------------      -------------

Net loss                       (13,864)         (6,511)         (1,122)         (6,511)           (22,160)

Other
   comprehensive
   income                         --              --              --              --                 --
                          ------------    ------------    ------------    ------------      -------------

Comprehensive loss        $    (13,864)   $     (6,511)   $     (1,122)   $     (6,511)     $     (22,160)
                          ============    ============    ============    ============      =============


Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on
   net loss - basic
   and fully diluted      $      (0.03)   $      (0.01)            nil    $      (0.01)     $       (0.04)
                          ============    ============    ============    ============      =============

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted           500,000         500,000         500,000         500,000            500,000
                          ============    ============    ============    ============      =============


                                 BTHC III, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                   Six months ended June 30, 2006 and 2005 and
          Period from November 29, 2004 (date of bankruptcy settlement)
                              through June 30, 2006

                                   (Unaudited)

                                                                            Period from
                                                                         November 29, 2004
                                                                             (date of
                                                                            bankruptcy
                                               Six months    Six months     settlement)
                                                 ended         ended          through
                                                June 30,      June 30,       June 30,
                                                  2006          2005           2006
                                               ----------    ----------     ----------
Cash Flows from Operating Activities
   Net loss for the period                     $  (13,864)   $   (6,511)    $  (22,160)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                            --            --             --
                                               ----------    ----------     ----------

   Net cash used in operating activities          (13,864)         --          (22,160)
                                               ----------    ----------     ----------


Cash Flows from Investing Activities                 --            --             --
                                               ----------    ----------     ----------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust                 --           1,000          1,000
   Cash advanced by stockholder                    13,864         5,511         21,160
                                               ----------    ----------     ----------

   Net cash provided by financing activities       13,864         6,511         22,160
                                               ----------    ----------     ----------

Increase in Cash                                     --            --             --

Cash at beginning of period                          --            --             --
                                               ----------    ----------     ----------

Cash at end of period                          $     --      $     --       $     --
                                               ==========    ==========     ==========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $     --      $     --       $     --
                                               ==========    ==========     ==========
     Income taxes paid during the period       $     --      $     --       $     --
                                               ==========    ==========     ==========

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





                (Remainder of this page left blank intentionally)


                                 BTHC III, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2006 and 2005 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2006, respectively, are as follows:

                                                                 Period from
                                                               November 29, 2004
                                                                   (date of
                                                                  bankruptcy
                                      Six months   Six months     settlement)
                                        ended        ended         through
                                       June 30,     June 30,       June 30,
                                         2006         2005           2006
                                      ----------   ----------     ----------
     Federal:
       Current                        $     --     $     --       $     --
       Deferred                             --           --             --
                                      ----------   ----------     ----------
                                            --           --             --
                                      ----------   ----------     ----------
     State:
       Current                              --           --             --
       Deferred                             --           --             --
                                      ----------   ----------     ----------
                                            --           --             --
                                      ----------   ----------     ----------

       Total                          $     --     $     --       $     --
                                      ==========   ==========     ==========

As  of  June  30,  2006,  the  Company  had  an  aggregate  net  operating  loss carryforward  of  approximately  $16,000 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The  Company's  income tax expense for each of the six month  periods ended June
30, 2006 and 2005 and the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2006, respectively, are as follows:

                                                                           Period from
                                                                         November 29, 2004
                                                                             (date of
                                                                            bankruptcy
                                              Six months    Six months      settlement)
                                                ended         ended          through
                                               June 30,      June 30,        June 30,
                                                 2006          2005            2006
                                              ----------    ----------      ----------
Statutory rate applied to
   income before income taxes                 $   (4,700)   $     --        $   (7,500)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                             --            --              --
     Difference between book method and
       statutory recognition differences on
       organization costs                           (300)         --             2,100
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward           (5,000)         --             5,400
                                              ----------    ----------      ----------

Income tax expense                            $     --      $     --        $     --
                                              ==========    ==========      ==========

                                 BTHC III, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's only temporary differences as of June 30, 2006 and 2005 relate to the Company's net operating loss and the statutory deferrals of expenses for organizational costs pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2006 and 2005, respectively, is nominal and not material to the accompanying financial statements.


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

(2) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2006 and 2005 were nominal, relating only to the reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, filing a Form 10-SB - General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934, and maintaining the corporate entity.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six and three month periods ended June 30, 2006 and 2005 were $(0.03), $(0.01), $-0- and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2006 and 2005, respectively, the Company had working capital of approximately $(21,100) and $(5,510), respectively.

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