Form 10QSB
period 2006-09-30
BTHC III INC.
filed 2006-10-30
CIK 1355790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
    X    Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------- Act of 1934


           For the quarterly period ended September 30, 2006

         Transition Report Under Section 13 or 15(d) of the Securities Exchange -------- Act of 1934



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES X NO
                                    ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 30, 2006: 500,000
                                          -------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                 BTHC III, Inc.

              Form 10-QSB for the Quarter ended September 30, 2006

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


Part I
Item 1 - Financial Statements

                                 BTHC III, Inc.
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)

                                                         September 30,    September 30,
                                                              2006             2005
                                                         -------------    -------------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                              $        --      $        --
   Due from bankruptcy trust                                      --               --
                                                         -------------    -------------

     Total Assets                                        $        --      $        --
                                                         =============    =============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current Liabilities
   Accounts payable - trade                              $        --      $        --
   Advances from controlling shareholder                        31,549            6,152
                                                         -------------    -------------

     Total Liabilities                                          31,549            6,152
                                                         -------------    -------------


Commitments and Contingencies


Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                  --               --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     500,000 shares issued and outstanding                         500              500
   Additional paid-in capital                                      500              500
   Deficit accumulated during the development stage            (32,549)          (7,152)
                                                         -------------    -------------

     Total Stockholders' Deficit                               (31,549)          (6,152)
                                                         -------------    -------------

     Total Liabilities and Stockholders' Deficit         $        --      $        --
                                                         =============    =============


                                 BTHC III, Inc.
                          (a development stage company)
                   Statements of Operations and Comprehensive
        Loss Nine and Three months ended September 30, 2006 and 2005 and
          Period from November 29, 2004 (date of bankruptcy settlement)
                           through September 30, 2006

                                   (Unaudited)

                                                                                               Period from
                                                                                               November 29,
                                                                                                   2004
                                                                                                (date of
                                                                                               bankruptcy
                           Nine months      Nine months      Three months     Three months     settlement)
                              ended            ended            ended            ended           through
                          September 30,    September 30,    September 30,    September 30,    September 30,
                               2006             2005             2006             2005             2006
                          -------------    -------------    -------------    -------------    -------------

Revenues                  $        --      $        --      $        --      $        --      $        --
                          -------------    -------------    -------------    -------------    -------------

Operating expenses
   Reorganization costs            --              7,152             --                641            8,296
   General and
     administrative
     expenses                    24,253             --             10,388             --             24,253
                          -------------    -------------    -------------    -------------    -------------

Income from
   operations                   (24,253)          (7,152)         (10,388)            (641)         (32,549)

Provision for
   income taxes                    --               --               --               --               --
                          -------------    -------------    -------------    -------------    -------------

Net loss                        (24,253)          (7,152)         (10,388)            (641)         (32,549)

Other
   comprehensive
   income                          --               --               --               --               --
                          -------------    -------------    -------------    -------------    -------------

Comprehensive loss        $     (24,253)   $      (7,152)   $     (10,388)   $        (641)   $     (32,549)
                          =============    =============    =============    =============    =============


Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on
   net loss - basic
   and fully diluted      $       (0.05)   $       (0.01)   $       (0.02)             nil    $       (0.07)
                          =============    =============    =============    =============    =============

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted            500,000          500,000          500,000          500,000          500,000
                          =============    =============    =============    =============    =============


                                 BTHC III, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                  Nine months ended September 30, 2006 and 2005
        and Period from November 29, 2004 (date of bankruptcy settlement)
                           through September 30, 2006

                                   (Unaudited)

                                                                                  Period from
                                                                                  November 29,
                                                                                      2004
                                                                                   (date of
                                                                                  bankruptcy
                                                Nine months      Nine months      settlement)
                                                   ended            ended           through
                                               September 30,    September 30,    September 30,
                                                    2006             2005             2006
                                               -------------    -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                     $     (24,253)   $      (7,152)   $     (32,549)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                               --               --               --
                                               -------------    -------------    -------------

   Net cash used in operating activities             (24,253)            --            (32,549)
                                               -------------    -------------    -------------


Cash Flows from Investing Activities                    --               --               --
                                               -------------    -------------    -------------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust                    --              1,000            1,000
   Cash advanced by stockholder                       24,253            6,152           31,549
                                               -------------    -------------    -------------

   Net cash provided by financing activities          24,253            7,152           32,549
                                               -------------    -------------    -------------

Increase in Cash                                        --               --               --

Cash at beginning of period                             --               --               --
                                               -------------    -------------    -------------

Cash at end of period                          $        --      $        --      $        --
                                               =============    =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $        --      $        --      $        --
                                               =============    =============    =============
     Income taxes paid during the period       $        --      $        --      $        --
                                               =============    =============    =============

                                 BTHC III, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005



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

                                 BTHC III, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



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

                                 BTHC III, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



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

The Company's certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

                                 BTHC III, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



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

     At September 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)


                                 BTHC III, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2006 and 2005 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2006, respectively, are as follows:

                                                                    Period from
                                                                    November 29,
                                                                        2004
                                                                     (date of
                                                                    bankruptcy
                                    Nine months     Nine months     settlement)
                                       ended           ended          through
                                   September 30,   September 30,   September 30,
                                        2006            2005            2006
                                   -------------   -------------   -------------
     Federal:
       Current                     $        --     $        --     $        --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------
     State:
       Current                              --              --              --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------

       Total                       $        --     $        --     $        --
                                   =============   =============   =============

As of  September  30,  2006,  the Company had an aggregate  net  operating  loss carryforward  of  approximately  $32,000 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The  Company's  income  tax  expense  for each of the nine month  periods  ended
September 30, 2006 and 2005 and the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2006, respectively, are as follows:

                                                                                          Period from
                                                                                          November 29,
                                                                                              2004
                                                                                           (date of
                                                                                          bankruptcy
                                                        Nine months     Nine months       settlement)
                                                           ended            ended           through
                                                       September 30,    September 30,    September 30,
                                                            2006             2005             2006
                                                       -------------    -------------    -------------

Statutory rate applied to income before income taxes   $      (8,200)   $      (2,400)   $     (11,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --               --
     Difference between book method and
       statutory recognition differences on
       organization costs                                       (400)           2,200            2,000
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                       (8,600)             200            9,000
                                                       -------------    -------------    -------------

Income tax expense                                     $        --      $        --      $        --
                                                       =============    =============    =============

                                 BTHC III, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005



Note G - Income Taxes - Continued

The Company's only temporary differences as of September 30, 2006 and 2005 relate to the Company's net operating loss and the statutory deferrals of expenses for organizational costs pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2006 and 2005, respectively, is nominal and not material to the accompanying financial statements.


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

(2)  Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2006 and 2005 were nominal, relating only to the reorganization of the Company since the November 2004 affirmation of the Company's Plan of Reorganization, filing a Form 10-SB - General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934, and maintaining the corporate entity.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine and three month periods ended September 30, 2006 and 2005 were $(0.05), $(0.01), $(0.02) and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2006 and 2005, respectively, the Company had working capital of approximately $(31,500) and $(6,150), respectively.

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

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                                                  BTHC III, Inc.


Dated: October 30, 2006                          /s/ Timothy P. Halter
       ----------------                -----------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director