Form 10KSB
period 2006-12-31
International Stem Cell CORP
filed 2007-04-09
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 0-51891
INTERNATIONAL STEM CELL CORPORATION
(formerly BTHC III, Inc.)
(Name of small business issuer in its charter)

Delaware	20-4494098
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2595 Jason Court
Oceanside, CA	92056
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (760) 940-6383
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $2,828
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $67,384,371 based on the last price at which the shares were sold on March 15, 2007 of $2.55 per share.
Number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2007:
          Common Stock: 35,366,495
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-KSB contains forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis or Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.
We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Annual Report.
We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report in the section entitled “Risk Factors” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. We do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.
PART I

ITEM 1.	DESCRIPTION OF BUSINESS
Business Overview
We are a biotechnology company currently focused on developing therapeutic products and research products. In the area of therapeutic product development, our objective is to create an unlimited source of human cells for use in the treatment of several diseases including diabetes, liver disease and retinal disease through cell transplant therapy. In furtherance of this objective, we are currently developing (i) stem cells that are comparable in function to, but distinct in derivation from, embryonic stem cells from which cells for human transplant can be derived, (ii) techniques to cause those cells to be “differentiated” into the specific cell types required for transplant, and (iii) manufacturing protocols to produce these cells without contamination with animal by-products in compliance with U.S. Food and Drug Administration requirements. While our cell lines are comparable to embryonic cell lines because they have the potential to become any cell in the human body through differentiation, the development of our cell lines does not require the use of fertilized eggs or the destruction of any embryos created through fertilization.
Incidental to the research being conducted in the development of therapeutic products, we have developed research products (specialized cell systems, media and reagents for use in stem cell and other medical research) which we have commercialized and are selling to academic institutions, governmental entities and commercial research companies. The sale of these research products is expected to provide us with revenue to support the development of therapeutic products.

According to the National Institutes of Health, research on stem cells is advancing knowledge about how an organism develops from a single cell and how healthy cells replace damaged cells in adult organisms. This area of science is also leading scientists to investigate the possibility of cell-based therapies to treat disease, which is often referred to as regenerative or reparative medicine. A potential application of human stem cells is the generation of cells and tissues that may be used for cell-based therapies. Today, donated organs and tissues are often used to replace ailing or destroyed tissue, but the need for transplantable tissues and organs far outweighs the available supply. Stem cells, directed to differentiate into specific cell types, offer the possibility of a renewable source of replacement cells and tissues to treat diseases including diabetes, liver disease and retinal disease.
Stem cells are undifferentiated primary cells that have the potential to become any tissues or organs of the body. However, stem cell therapies have technical, ethical and legal hurdles to overcome before they will be able to be used to effect tissue and organ repair. To realize the promise of cell-based therapies for the treatment of diseases, scientists must be able to manipulate stem cells so that they possess the necessary characteristics for successful differentiation, transplantation and engraftment. The following is a list of some of the major steps in successful cell-based treatments that scientists will have to learn to precisely control to ready such treatments for clinical use. To be useful for transplant purposes, stem cells must be reproducibly made to:
•	proliferate extensively and generate sufficient quantities of tissue;

•	differentiate into the desired cell type(s);

•	survive in the recipient after transplant;

•	integrate into the surrounding tissue after transplant;

•	function appropriately;

•	avoid harming the recipient; and

•	avoid or reduce the problem of immune rejection.
We believe that the market for our products will be substantial given the current limited supply of human cells required to make transplants possible, the need for cells that will not be rejected, and the need for cells produced without contamination by animal by-products. Addressing these core issues will provide an excellent opportunity for the commercialization of our products.
In addition to the work we are doing to develop cells for therapeutic cell transplant, we are engaged in the development, production and sale of specialty research products. This portion of our business is focused on the needs of stem cell researchers for specialized cells, media and reagents used in the development of therapeutic products.
Last year we filed an article for peer review relating to certain of our findings in connection with the creation of stem cells. As of March 7, 2007, the article had not yet been accepted for publication. Although there can be no assurance, we believe that the article will be published in the near future. We anticipate that we hereafter will routinely file articles for publication.
History
We were incorporated in Delaware on June 7, 2005 under the name BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. Pursuant to the plan of reorganization, an aggregate of 500,000 shares of our common stock were issued to holders of administrative and tax claims and unsecured debt, of which 350,000 shares were issued to Halter Financial Group. The plan of reorganization required the consummation of a merger or acquisition prior to June 20, 2007. Until the Share Exchange Agreement described below, BTHC III, Inc. conducted no operations. In October 2006, BTHC III, Inc. effected a 4.42-for-one stock split with respect to the outstanding shares of common stock. After giving effect to the stock split and eliminating fractional shares, there were 2,209,993 shares of common stock outstanding.

On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. As a result of this transaction, ISC California became wholly owned by us. This transaction is being accounted for as a “reverse merger” for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California and its subsidiary. On January 29, 2007, we changed our name to International Stem Cell Corporation and in connection therewith our trading symbol changed to ISCO.OB.
ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, Lifeline became wholly-owned by ISC California. All of our current operations are conducted by Lifeline. Our principal executive offices are located at 2595 Jason Court, Oceanside, California 92056, and our telephone number is (760) 940-6383.
Frequently Asked Questions
What are Stem Cells?
Cells are the basic living units that make up a human being. Stem cells have two important characteristics that distinguish them from other types of cells. First, they are unspecialized cells that renew themselves for long periods of time. Second, under certain physiologic or experimental conditions, they can be induced to become cells with special functions such as the beating cells of the heart muscle or the insulin-producing cells of the pancreas. Scientists currently work with two kinds of stem cells from animals and humans: embryonic stem cells and adult stem cells, which have different functions and characteristics. We are developing a third category of stem cells that we believe will have the therapeutic advantages of embryonic stem cells without the difficulties discussed herein.
What are Embryonic Stem Cells?
Embryonic stem cells are derived from embryos that develop from eggs that have been fertilized in vitro—typically in an in vitro fertilization clinic—which are donated for research purposes with informed consent of the donors. They are not derived from eggs fertilized in a woman’s body. The embryos from which human embryonic stem cells are derived are typically four or five days old and are a hollow microscopic ball of cells called the blastocyst. Embryonic stem cells are grown in a laboratory through a process known as cell culture.
Human embryonic stem cells, or hES cells, are isolated by transferring the inner cell mass into a laboratory culture dish that contains a nutrient broth known as a culture medium. The cells then divide and spread over the surface of the dish. Over the course of several days, the cells of the inner cell mass proliferate and begin to crowd the culture dish. When this occurs, they are removed and plated into several fresh culture dishes. The process of replating the cells is repeated many times and for many months. After six months or so, the original small cluster of cells of the inner cell mass yields millions of embryonic stem cells. Once cell lines are established, or even before that stage, batches of them can be frozen and shipped to other laboratories for further culture and experimentation.
Why are Embryonic Stem Cells Important?
Embryonic stem cells are of interest because of their ability to be differentiated, or develop into virtually any other cell made by the human body. In theory, if stem cells can be grown and their development directed in culture, it would be possible to grow cells for the treatment of specific diseases. The first potential applications of human embryonic stem cell technology may be in the area of drug discovery. The ability to grow pure populations of specific cell types offers a proving ground for chemical compounds that may have medical importance in that it may ultimately permit the rapid screening of chemicals. Treating specific cell types and measuring their response may offer an expedited methodology to ascertain chemicals that can be used to treat the diseases that involve those specific cell types.

The study of human development may also benefit from embryonic stem cell research in that understanding the events that occur at the first stages of development has potential clinical significance for preventing or treating birth defects, infertility and pregnancy loss. The earliest stages of human development have been difficult or impossible to study. Human embryonic stem cells offer insights into developmental events that cannot be studied directly in humans in utero or fully understood through the use of animal models.
What are Adult Stem Cells?
An adult stem cell is an undifferentiated cell found among differentiated cells in a tissue or organ. An adult stem cell can renew itself and can differentiate to yield the major specialized cell types of the tissue or organ. These cells can be isolated from many tissues, including the brain. The most common places to obtain these cells are from the bone marrow that is located in the center of some bones and from umbilical cord blood obtained at birth.
Why Not Use Stem Cells Derived from Adults?
There are several approaches now in human clinical trials that utilize mature stem cells (such as blood-forming cells, neuron-forming cells and cartilage-forming cells). However, adult stem cells are limited in their inability to proliferate in culture. Unlike embryonic stem cells, which have a capacity to reproduce indefinitely in the laboratory, adult stem cells are difficult to grow in the lab and their potential to reproduce diminishes with age. Therefore, obtaining clinically significant amounts of adult stem cells may prove to be difficult.
What is Therapeutic Cloning?
Cloning is simply using the natural process of cell division to make exact copies of a cell. Cloning to make cells creates many identical cells called a “cell line” and cloning to make cells for medical use is generally called “therapeutic cloning.” Therapeutic cloning is not the same thing as cloning an entire animal, which is called “reproductive cloning.” Therapeutic cloning never creates a complete human being. We work only in the field of therapeutic cloning.
Why is Stem Cell Research Controversial?
The sources of some types of stem cells cause social and religious controversy. Some scientists obtain stem cells from aborted fetal tissue, causing opposition from those opposed to abortion. Another controversial source of stem cells are the residual frozen human fertilized eggs (embryos) that remain after vitro fertilization procedures. A final controversial source of stem cells are those obtained from very early stage embryos created by therapeutic cloning because this process of obtaining stem cells results in the destruction of these early-stage embryos.
Is Stem Cell Research Banned in the United States?
Embryonic stem cell research, in general, is not banned in the United States. Work by private organizations is not restricted except by the restrictions applicable to all human research. In addition, Proposition 71 in California, which voters approved in November 2004, specifically allows state funds to be used for stem cell research.
Why Not Use the Currently “Approved” Embryonic Stem Cells Lines?
The human embryonic stem cell lines approved by President George W. Bush were all produced using animal protein. We believe that this will likely make them unsuitable for human therapeutic purposes and restrict their utility even for research into human disease. We have developed technologies to create human embryonic stem cell lines that will be free of non-human materials.
How Will Stem Cells from International Stem Cell be Different?
Our research is based on perfecting proprietary techniques for deriving stem cells through a technology, based on parthenogenesis, which could result in the creation of human cells that have the same capacity to become other cells just as do embryonic stem cells. However, this process would not use fertilized human eggs or cause the destruction of such eggs. From the stem cells we create, we will conduct the research to develop specialized cells (such as liver, pancreatic and retinal cells) needed for transplantation. We do not obtain stem cells from fetal tissue from abortion clinics and our technology does not require the use of discarded frozen human embryos. We do not anticipate using such sources in the future.

Ethical Issues
The use of embryonic stem cells derived from fertilized human eggs has created an ethical debate in the United States and around the world. However, since no fertilized human eggs are used in creating our cells and no fertilized human embryo is being created or destroyed, our hope is that our success in perfecting parthenogenesis will resolve many of the current ethical controversies that surround traditional embryonic stem cell research.
We also own the worldwide rights to use in our chosen therapeutic fields, a technology known as Somatic Cell Nuclear Transfer to create human stem cells. The President’s Council on Bioethics, as reported in the publication “Reproduction and Responsibility — The Regulation of New Biotechnologies,” 2004, has agreed on a series of recommendations for the use of such technology, addressed to both the government and to the relevant scientific and medical practitioners for professional self-scrutiny. In addition, countries such as the United Kingdom have made similar recommendations. Although we have chosen for now to pursue our own proprietary technology, we have implemented the relevant recommendations from this study into our research practices and will continue to adhere to internationally accepted standards regarding the use of this technology in obtaining and using human embryonic stem cells for our therapeutic research.
Our Technology
With the assistance of our Chief Scientist, Dr. Elena Revazova, we are perfecting a proprietary patent pending process, based on parthenogenesis, for the creation of new stem cell lines that we believe will have all the beneficial characteristics of traditional embryonic stem cells. Our technology allows embryonic-like stem cells to be created without the use of fertilized embryos or fertilized human eggs (called “oocytes”). This process results in the creation of embryonic-like stem cells that because of their DNA complement, have the potential to become cells that will not be rejected by some patients. These cells could be used to create stem cell “banks” in which cells could be stored and matched to a patient’s immune system when needed for transplantation. Though not currently our primary area of focus, Somatic Cell Nuclear Transfer, a process to which we also hold a license, can use a patient’s own cells to create stem cells having the same genetic makeup as the patient, thus avoiding immune rejection, the most common cause of transplant failure. This technology, however, is not currently our primary area of focus.
Our Products
Specialty Research Products
A critical element for any researcher seeking to develop a therapeutic cell from either a human embryonic stem cell or an adult stem cell is causing the stem cell to change (“differentiate”) into the specific cell needed for a particular therapy. The challenge is to discover the proper set of culture conditions (combinations of proteins, salts, temperatures and hundreds of other environmental factors) to change stem cells into the specific cell types that can be used to cure specific diseases; then develop the procedures needed to produce such cells on demand as needed for human therapy. This process is driven in large part by the “media” and the other added chemicals (called “reagents”) used to develop the cells. The type of media and reagents used can dictate what kind of cells will be produced and is critical to the process of developing cell transplants from differentiated stem cells.
Our research products consist of cells, growth media and related cell-based products essential to the process of creating and differentiating stem cells. The customers for these products are academic research centers, government research centers, and corporations engaged in developing cell-based therapies.
Our first specialty research product called a “Cell System,” was launched in limited release in January 2006. Seven additional products have been developed since that date and in December 2006 we launched all eight of these product systems at the American Society of Cell Biology Conference which was held in San Diego, California.

Our research products include:
•	FibrolifeTM a serum-free human fibroblast medium.

•	Human fibroblast cells for use as feeder layers to grow human embryonic stem cells (eliminates contamination from mouse cells).

•	Two types of low serum human endothelial media
1.	VascuLifeTM VEGF

2.	VascuLifeTM EnGS.
•	Human endothelial cells. (Endothelial cells form blood vessels).

•	Line of adult neural stem cells with the ability to produce neurons that can survive in low-oxygen and low glucose conditions, a product useful for the discovery of drugs for the treatment of strokes.

•	Two types of media for the culture of the adult neural cells
1.	NeuralLifeTM ags NSC expansion medium kit

2.	NeuralLifeTM ags NSC differentiation medium kit.
Products such as these are essential to the development of our own proprietary therapeutic products and are a natural adjunct to that endeavor. The sale of these products to other stem cell-related researchers and businesses is expected to benefit us in several ways: (1) it provides revenue to help support our therapeutic research, (2) it may provide us with an opportunity to preview stem cell work being conducted throughout the world, and (3) if our products are adopted by a successful producer of therapeutic cells, we have the potential of becoming a supplier in a much broader market than research.
Further, because of the process by which therapeutic products are developed and submitted to the FDA for approval, the media and reagents used in developing cells for clinical trials tend to a large degree to become “baked in” to the final therapeutic product. Because of a reluctance or legal inability to change the process of creating the therapeutic product once it has been approved, if another company uses our media and reagents to develop an FDA approved product, we may become the sole approved supplier of these media and reagents for the manufacture of that product.
Our human cell culture products also consist of standardized living cells, including fully functional adult cells and (non-embryonic) stem cell lines. The cells are provided frozen in vials containing approximately 500,000 cells each, or are plated into flasks. Each Cell System will be quality tested for the expression of specific markers (to assure the cells are the correct type) for proliferation rate, viability, morphology and for the absence of pathogens. Each Cell System will have associated donor information.
In addition to our Cell System, pursuant to the terms of a License Agreement with Advanced Cell Technology, Inc. (“Advanced Cell Technology”), we will manufacture and sell embryonic stem cell products developed by Advanced Cell Technology. The first products we expect to release are (i) medium optimized for the growth of human embryonic stem cells, and (ii) pre-coated tissue culture plates for the serum-free and feeder-layer-free culture of embryonic stem cells.
Our long term plans for additional product offerings based on the technology licensed from Advanced Cell Technology include:
•
Stem cells derived functional human liver cells provided in plates or frozen (a byproduct of therapeutic research). These cells must have active and inducible enzyme systems, they must have a correct morphology, they must express albumin and they must attach to the cell culture dish.

•	Stem cells derived functional islet cells provided in plates or frozen. These cells must produce and express insulin in response to glucose.

•	A complete line of reagents for the culture and differentiation of embryonic stem cells.

Therapeutic Products
We have already used human stem cells to create retinal cells known as retinal pigment epithelial, or RPE. We are currently expanding these cells as part of pre-clinical trials, resulting in animal implantation in 2007.
We are in the process of developing specialized liver cells for use in the treatment of liver disease and pancreatic “islet” cells to treat diabetes as the third target.
Our Markets
Therapeutic Market
Retinal Diseases — Diseases involving retinal degeneration include age-related macular degeneration (“AMD”) and retinitis pigmentosa (“RP”). These diseases are characterized by the death of critical photoreceptor cell called rods and cones. Photoreceptor death is due to an abnormality and/or to disruption or death of supportive cells called retinal pigment epithelial (“RPE”) cells. The use of hES cells may prove beneficial in the treatment of AMD and RP as retinal cell transplant therapy has been shown to be clinically feasible for the treatment of AMD and RP and the differentiation procedures to derive human retinal cells from hES cells have been worked out. We are working toward the manufacture of these cells for therapeutic use.
According to a 2004 study on Blindness and Blinding Diseases in the U.S. published by the University of Washington, approximately 13,000,000 Americans have signs of AMD, over 10,000,000 suffer visual loss and over 200,000 are legally blind from the disease. The occurrence of AMD increases with a patient’s age. According to the same study, approximately 6,300,000 people are projected to develop AMD in 2030, compared to 1,700,000 in 1995.
Because the therapeutic use of retinal cells is one of the more advanced applications in stem cell therapy and we have already produced human retinal pigment epithelial cells from human embryonic stem cell lines, we are focusing on retinal cells as our first therapeutic market target. Our goal is to manufacture retinal cells derived from hES cells to replace the limited supply of donor derived cells for therapeutic use. We will collaborate with academic research and other research institutions to develop FDA-approved therapeutic methodologies for producing retinal cells for therapeutic use.
Diabetes — Another area of focus is on diabetes. According to the American Diabetes Association, approximately 20,800,000 people, or 7% of the U.S. population, have some form of diabetes, and the National Institutes of Health estimates that there are as many as 2,500,000 people suffering from Type 1 Diabetes (Insulin Dependent Diabetes Mellitus). Normally, certain cells in the pancreas, called the islet ß cells, produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet ß cells results in a lack of insulin in the bloodstream which results in diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control.
The transplantation of insulin producing cells called “islet cells” from one person to another has been shown to relieve the suffering and serious side effects caused by current therapies. As the primary source of islet cells today is organ donations, available supply is extremely limited. Therefore, our objective in the field of diabetes therapy is to increase the availability of pancreatic islet cells by inducing stem cells derived from our parthenogenic cell lines to grow and become islets or the individual cells found in the islets.
Liver Disease — According to the American Liver Foundation, chronic liver disease (including hepatitis C) is the third most common cause of death due to chronic diseases in persons 35 to 64 years of age. In the United States diseases such as cirrhosis and hepatitis were ranked as the 12th leading cause of death in 2000. The only effective treatment currently available for people with liver failure is full or partial organ transplantation. Unfortunately, as with islets, the demand for organs far exceeds the number of organs available. According to the United Network for Organ Sharing, there are currently more than 17,000 persons on the wait list for a liver transplant.

Liver cell transplantation has been used in early stage clinical trials to treat patients with liver failure caused by acute or chronic disease and in patients with genetically caused metabolic defects. This therapy has proven to be especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant, as well as an alternative to whole-organ transplantation in specific cases. The procedure involves supplementing a patient’s liver function by injecting a donor’s liver cells (obtained from livers donated from brain dead, heart beating donors) into a patient’s liver or spleen where the liver cells remain and function. Our objective is to provide an alternate source of liver cells for the treatment of liver disease through cell transplant therapy.
Research Market
The research market for cell systems is made up of scientists performing basic research and applied research in the biological sciences. Basic research involves the study of cell biology, and the biochemical pathways to human disease. Applied research involves drug discovery, vaccine development, clinical research including cell engineering, and cell transplantation.
The domestic market can be broken into three segments. These include: (i) academic researchers in universities and privately-funded research organizations; (ii) government institutions such as the National Institutes of Health, the U.S. Army, the U.S. Environmental Protection Agency and others; and (iii) industrial organizations such as pharmaceutical companies and consumer product companies. Management believes that the combined academic and government market comprises approximately 40% of the total market and that the industrial segment comprises approximately 60% of the remaining market.
We believe the following are the main drivers in the research market for commercial cell systems:
•	The need for experimental human cells which are more predictive of human biology than non-human cells or genetically modified cell lines.

•
The desire to lower the cost of drug development in the pharmaceutical industry. We believe that human cell systems may provide a platform for screening toxic drugs early in the development process, thus avoiding late stage failures in clinical trials and reducing costs.

•	The need to eliminate animal products in research reagents that may contaminate future therapeutic products.

•	The need for experimental control. Serum-free defined media provides the benefit of experimental control because there are fewer undefined components.

•	The need for consistency in experiments that can be given by quality controlled products.

•	The need to eliminate the necessity to formulate media in-house, obtain tissue or perform cell isolations.

•	The need to reduce animal testing in the consumer products industry.
Our internal projections for the global market for human cell systems for use in basic research are several hundred million dollars annually with an anticipated growth rate between 10% and 20%.
Intellectual Property
Patents
We have filed patent applications covering our proprietary technology to create stem cells without the use of fertilized eggs or transferred DNA. In addition, we have obtained the exclusive worldwide licenses to a portfolio of patents and patent applications from Advanced Cell Technology.
Our patent portfolio consists of 30 families of patents consisting of over 110 separate patents (including international filings) and patent applications in the field of stem cell culture. We also have an exclusive license to the only patent issued by the U.S. Patent & Trademark Office for the creation of human embryonic stem cells, or hES cells using nuclear transfer technology for human therapeutic use. Of these, eight are issued patents and a majority of the patents and applications have been filed in the United States and in foreign countries through the Patent Corporation Treaty or by direct country filings in those jurisdictions deemed significant to our operations.

The patentability of human cells in countries throughout the world reflects widely differing governmental attitudes. In the United States, hundreds of patents covering human embryonic stem cells have already been granted, including those on which we rely. In certain countries in Europe, the European Patent Office currently appears to take the position that hES cells themselves are not patentable, while the United Kingdom has decided that some types of hES cells can be patented. As a result, we plan to file internationally wherever feasible and focus our research strategy on cells that best fit the United States and United Kingdom Patent Offices’ definitions of patentable cells.
License Agreements
In May 2005, we entered into three exclusive license agreements with Advanced Cell Technology for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease, and the creation of research products in all fields. The license agreements give us access to all aspects of Advanced Cell Technology’s human cell patent portfolio as it existed on that date, plus a combination of exclusive and non-exclusive rights to future developments. A significant feature of the licensed technology is that it allows us to isolate and differentiate hES stem cells directly from a “blastocyst.” The hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into islet cells, liver cells, and retinal cells.
Pursuant to the terms of our agreements with Advanced Cell Technology, in exchange for worldwide therapeutic rights to Advanced Cell Technology’s portfolio of patents and patent applications in the fields of diabetes, liver disease and retinal disease, we are required to make payments of $75,000 in May 2007, $112,500 in May 2008 and annual payments thereafter of $150,000, plus milestone payments linked to the launch of therapeutic products (not research products) ranging from $250,000 at first launch to $1 million upon reaching sales of $10 million, with a maximum of $1.75 million in the aggregate. The agreements also require us to pay royalties on sales and meet minimum research and development requirements. The agreements continue until expiration of the last valid claim within the licensed patent rights. Advanced Cell Technology is required to defend any patent infringement claims. Either party may terminate the agreements for an uncured breach, or we may terminate the agreements at any time with 30 days notice.
The agreements with Advanced Cell Technology further provide that any technology either party currently owns, develops or licenses in the future will be licensed to the other party for use in their specific therapeutic field. This arrangement gives Advanced Cell Technology and us continuing access to future discoveries made or licensed by either party.
Exclusive License Agreement Number One, as amended, covers patent rights and technology that are relevant to:
•	the research, development, manufacture and sale of human and non-human animal cells for commercial research; and

•	the manufacture and selling of hES cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases, retinal diseases and retinal degenerative diseases.
Exclusive License Agreement Number Two, as amended, covers patent rights and technology that are relevant to:
•	the research, development, manufacture and sale of human and non-human animal cells and defined animal cell lines for commercial research;

•	the manufacture and selling of human cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases, retinal diseases and retinal degenerative diseases; and

•	the use of defined animal cell lines in the process of manufacturing and selling human cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases and retinal diseases.
Exclusive License Agreement Number Three, as amended, covers patent rights and technology relevant to the research, development, manufacture and sale of human cells for cell therapy in the treatment of therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases.
Research Agreements
Dr. Revazova, our Chief Scientist, currently is conducting basic research at the Scientific Center for Obstetrics, Gynecology and Perinatology of the Russian Academy of Medical Sciences in Moscow, Russia. This laboratory contains all of the necessary equipment and scientific resources to complete our preliminary research in parthenogenesis and Somatic Cell Nuclear Transfer technology. Through a research agreement, Dr. Revazova continues to conduct research into the creation and characterization of embryonic stem cells. The Institute provides Dr. Revazova access to the equipment and technicians needed to create and fully characterize human parthenogenic and embryonic stem cells. This includes equipment for immunofluorescence, karyotyping, gene expression, and equipment for molecular biology and cell biology. Under the terms of the agreement, we retain all intellectual property rights in the United States and the Institute retains such rights in Russia. We share equally in any royalty payments from the rest of the world, but we retain control of all marketing and distribution anywhere in the world, except Russia. Although the agreement expired by its terms at the end December 2006, we and the Institute have continued the terms of the expired agreement while we are negotiating a new agreement. If negotiations are unsuccessful, we will seek a similar relationship with another laboratory in Russia. We do not consider the availability of such a laboratory to be necessary for our current operations.
We have recently entered into sponsored research agreements with two major universities, the University of California at Irvine (UCI) and Emory University. Both agreements allow us to team up with nationally known research scientists to study stem cell technologies developed or licensed by our subsidiary, Lifeline, for possible use in therapeutic fields. Dr. Hans Keirstead at UCI will be working with our proprietary stem cells on the further development of retinal pigment epithelial cells as well as towards the derivation of photoreceptors to treat macular degeneration and retinitis pigmentosa. Dr. Henry F. Edelhauser at Emory University will continue to characterize human corneal-like structures developed at Lifeline. These structures may have use in transplantation therapy for human eye disease.
Competition
The development of therapeutic and diagnostic agents for human disease is intensely competitive. Pharmaceutical companies currently offer a number of pharmaceutical products to treat diabetes, liver diseases, retinal disease and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our therapeutic products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the development of stem cell therapies are Geron Corporation, Genzyme Corporation, StemCell Technologies Inc., Advanced Cell Technology, Aastrom Biosciences, Inc. and ViaCell, Inc., most of which have substantially greater resources and experience. In the field of research products, our primary competitors for stem cells, media and reagents are Cambrex, Chemicon, Invitrogen Corp., StemCell Technologies Inc. and Specialty Media. These companies primarily provide standard media that have not been optimized for human embryonic stem cell growth.

Sales and Marketing
To date, sales of our research products have been modest and derived primarily through word of mouth, but we intend to develop a sales force to market our research and our cell therapy and diagnostic products in the U.S. Because of the nature of the markets in which we participate, we believe that a modest size sales force will be sufficient. We also anticipate partnering with large biotech and pharmaceutical companies for the marketing and sales of some, but not necessarily all, of our stem cell based therapeutic products. As of February 28, 2007, we had three full-time sales and marketing employees.
Government Regulation
Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed therapeutic products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our proposed products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.
FDA Approval Process
Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (IND) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase 1, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1-2 trial. In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.
The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (“BLA”). In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

European and Other Regulatory Approval
Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (“EU”) and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.
Other Regulations
We are also subject to various United States federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.
Employees
In addition to our four executive officers, we utilize the services of 12 full-time and nine part-time staff members or consultants.
Risks Related to Our Business
Our business is at an early stage of development and we may not develop products that can be commercialized.
Our business is at an early stage of development. We do not have any products in late-stage clinical trials. We are still in the early stages of identifying and conducting research on potential products. Our potential products will require significant research and development and preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals, enter clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.
We have a history of operating losses and do not expect to be profitable in the near future.
We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and, as we increase our research and development activities, we expect our operating losses to increase significantly. We do not have any sources of significant revenues and may not have any in the foreseeable future.
We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.
We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. We believe that we have sufficient working capital to finance operations through the third quarter of 2008. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $250,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2007 and beyond;

•	scientific progress in our research and development programs;

•
the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the number and type of product candidates that we pursue.
Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our product lines, any of which could have a material adverse affect on our financial condition or business prospects.
Clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials.
Human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:
•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.
A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells, and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware that a number of companies have filed applications relating to stem cells. We are also aware of a number of patent applications and patents claiming use of stem cells and other modified cells to treat disease, disorder or injury.
If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. There can be no assurance that we will not be obliged to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.
We may not be able to adequately protect against piracy of intellectual property in foreign jurisdictions.
Considerable research in the areas of stem cells, cell therapeutics and regenerative medicine is being performed in countries outside of the United States, and a number of our competitors are located in those countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property.
Our competition includes fully integrated biotechnology and pharmaceutical companies that have significant advantages over us.
The market for therapeutic stem cell products is highly competitive. We expect that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology and stem cell companies. These companies are developing stem cell-based products and they have significantly greater capital resources in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing capabilities. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.
If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.
Our business depends in part on licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely adversely affected.

Restrictive and extensive government regulation could slow or hinder our production of a cellular product.
The research and development of stem cell therapies is subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain. We may fail to obtain the necessary approvals to continue our research and development, which would hinder our ability to manufacture or market any future product.
Research in the field of nuclear transfer and embryonic stem cells is currently subject to strict government regulations, and our operations could be restricted or outlawed by any legislative or administrative efforts impacting the use of nuclear transfer technology or human embryonic material.
Our business is focused on human cell therapy, which includes the production of human differentiated cells from stem cells and involves human oocytes and may involve the use of nuclear transfer technology or material deemed to be embryonic material. Nuclear transfer technology, commonly known as therapeutic cloning, and research utilizing embryonic stem cells is controversial, and currently subject to intense scrutiny, particularly in the area of nuclear transfer of human cells and the use of human embryonic material. Cloning for research purposes is unlawful in many states and this type of prohibition may expand into other states, including some where we now operate.
Although current federal law only restricts the use of federal funds for human embryonic cell research, commonly referred to as hES cell research, there can be no assurance that our operations will not be restricted by any future legislative or administrative efforts by politicians or groups opposed to the development of hES call technology or nuclear transfer technology, or that such efforts might not be extended to include our parthenogenic technology. Further, there can be no assurance that legislative or administrative restrictions directly or indirectly delaying, limiting or preventing the use of hES technology, nuclear transfer technology, the use of human embryonic material, or the sale, manufacture or use of products or services derived from nuclear transfer technology or other hES technology will not be adopted in the future or extend to include our parthenogenetic processes.
Restrictions on the use of human embryonic stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.
Although our stem cells are derived from unfertilized human eggs through a process called “parthenogenesis” that can produce cells suitable for therapy, but are believed to be incapable of producing a human being, such cells are nevertheless often referred to as “embryonic” stem cells. Because the use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells, our research related to human parthenogenic stem cells could become the subject of adverse commentary or publicity and some political and religious groups may still raise opposition to our technology and practices. In addition, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue, which, if applied to our procedures, may have the effect of limiting the scope of research conducted using our stem cells, thereby impairing our ability to conduct research in this field. In some states, use of embryos as a source of stem cells is prohibited.
To the extent we utilize governmental grants in the future, the governmental entities involved may retain certain rights in technology that we develop using such grant money and we may lose the revenues from such technology if we do not commercialize and utilize the technology pursuant to established government guidelines.
Certain of our licensors’ research has been or is being funded in part by government grants and our research may be so funded in the future. In connection with certain grants, the governmental entity involved retains rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research by reducing total revenues that might otherwise be available since such governmental rights may give it the right to practice the invention without payment of royalties.

We rely on parthenogenesis, cell differentiation and other stem cell technologies that we may not be able to successfully develop, which may prevent us from generating revenues, operating profitably or providing investors any return on their investment.
We have concentrated our research on our parthenogenesis, cell differentiation and stem cell technologies, and our ability to operate profitably will depend on being able to successfully implement or develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. We cannot guarantee that we will be able to successfully implement or develop our nuclear transfer, parthenogenesis, cell differentiation and other stem cell technologies or that these technologies will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues.
The outcome of pre-clinical, clinical and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we will be unable to commercially produce our proposed products.
Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. We cannot assure you that the clinical trials of our products, or those of our licensees or collaborators, will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our prospective products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our prospective products. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment in us.
If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.
We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other biotechnology, agricultural, pharmaceutical or other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.
We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.
The biotechnology and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:
•	we will succeed in obtaining any patents, obtain them in a timely manner, or that the breadth or degree of protection that any such patents will protect our interests;

•	the use of our technology will not infringe on the proprietary rights of others;

•
patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or will not be challenged, invalidated or infringed; or

•	patents will not be issued to other parties, which may be infringed by our potential products or technologies.

We are aware of certain patents that have been granted to others and certain patent applications that have been filed by others with respect to nuclear transfer and other stem cell technologies. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.
Our business is highly dependent upon maintaining licenses with respect to key technology.
Many of the key patents we utilize are licensed to us by Advanced Cell Technology, which has licensed some of these from other parties, including the University of Massachusetts. These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments or to timely achieve development and commercialization benchmarks). The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors. Although our licenses with Advanced Cell Technology allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Advanced Cell Technology, the cost of such remedies could be significant and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse affect on our business.
Certain of such licenses also contain restrictions (e.g., limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. The possibility exists that in the future we will require further licenses to complete and/or commercialize our proposed products. There can be no assurance that we will be able to acquire any such licenses on a commercially viable basis.
Certain of our technology is not protectible by patent which leaves us vulnerable to theft of our technology.
Certain parts of our know-how and technology are not patentable. To protect our proprietary position in such know-how and technology, we intend to require all employees, consultants, advisors and collaborators to enter into confidentiality and invention ownership agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.
We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.
Our strategy for the development, clinical testing and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.
Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:
•	design and conduct advanced clinical trials in the event that we reach clinical trials;

•	fund research and development activities with us;

•	pay us fees upon the achievement of milestones; and
•	market with us any commercial products that result from our collaborations.

The development and commercialization of potential products will be delayed if collaborators fail to conduct these activities in a timely manner, or at all. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.
Our reliance on the activities of our non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.
We rely extensively upon and have relationships with scientific consultants at academic and other institutions, some of whom conduct research at our request, and other consultants with expertise in clinical development strategy or other matters. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities.
These research facilities may have commitments to other commercial and non-commercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of time to be dedicated to our research goals.
We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.
Our business may bring us into conflict with our licensees, licensors or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.
We may not be able to obtain third-party patient reimbursement or favorable product pricing, which would reduce our ability to operate profitably.
Our ability to successfully commercialize certain of our proposed products in the human therapeutic field may depend to a significant degree on patient reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any products we may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products with a consequent harm to our business. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive, or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our business model.
Our products may be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.
Our products may be significantly more expensive to manufacture than other therapeutic products currently on the market today. We hope to substantially reduce manufacturing costs through process improvements, development of new science, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these, or other improvements, and depending on the pricing of the product, our profit margins may be significantly less than that of other therapeutic products on the market today. In addition, we may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

To be successful, our proposed products must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.
Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:
•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products;

•	our ability to create products that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.
If the healthcare community does not accept our products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.
We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.
Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, particularly Mr. Krstich, Mr. Janus and Dr. Revazova, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.
We may not have sufficient product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.
The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims. We currently have $1 million of product liability insurance. However, such insurance may not be adequate to meet potential product liability claims. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses. We cannot assure you that adequate insurance coverage will be available in the future on acceptable terms, if at all, or that, if available, we will be able to maintain any such insurance at sufficient levels of coverage or that any such insurance will provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

Risks Related to the Securities Markets and Our Capital Structure
Stock prices for biotechnology companies have historically tended to be very volatile.
Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:
•	clinical trial results;

•	the amount of cash resources and such company’s ability to obtain additional funding;

•	announcements of research activities, business developments, technological innovations or new products by competitors;

•	entering into or terminating strategic relationships;

•	changes in government regulation;

•	disputes concerning patents or proprietary rights;

•	changes in our revenues or expense levels;

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•	reports by securities analysts;

•	activities of various interest groups or organizations;

•	media coverage; and

•	status of the investment markets.
This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock.
The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the our common stock, adversely affect the market price of our common stock and increase stockholder transaction costs to sell those shares.
As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a limited operating history and lack of profits, which could lead to wide fluctuations in our share price. The price at which stockholders purchase shares of our common stock may not be indicative of the price of the our common stock that will prevail in the trading market.
The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, there has been limited trading in our common stock. As a consequence of this lack of liquidity, any future trading of shares by our stockholders may disproportionately influence the price of those shares in either direction. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors will be beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.
In addition, the market price of our common stock could be subject to wide fluctuations in response to:
•	quarterly variations in our revenues and operating expenses;

•	announcements of new products or services by us;

•	fluctuations in interest rates;

•	significant sales of our common stock;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news reports relating to trends in our markets or general economic conditions.
Shares eligible for future sale may adversely affect the market.
From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.
Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to affect a change-in-control.
Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

The sale or issuance of a substantial number of shares may adversely affect the market price for our common stock.
The future sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. We expect that we will likely issue a substantial number of shares of our capital stock in financing transactions in order to fund our operations and the growth of our business. Under these arrangements, we may agree to register the shares for resale soon after their issuance. We may also continue to pay for certain goods and services with equity, which would dilute our current stockholders. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.
Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director.
Our certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our certificate of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.
Compliance with the rules established by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will be complex. Failure to comply in a timely manner could adversely affect investor confidence and our stock price.
Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting, certify the effectiveness of those controls and secure an attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, or our independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.
We do not expect to pay cash dividends in the foreseeable future.
We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 2.	DESCRIPTION OF PROPERTY.
We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2011, with a five-year option to renew at our discretion. Our current base rent is $6,983 per month. The facility has over $1,000,000 of improvements which include clean rooms, segregated rooms for biohazard control and containment of human donor tissue. We believe that this facility is well suited to meet our research and development needs.

We have a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expires in March 2009, with a three-year renewal option. Our current base rent is $5,142 per month. This laboratory is being used to develop and manufacture our research products, as well as for sales and marketing and general administration. The Walkersville facility contains a 2,000 square foot manufacturing laboratory space with two clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store and distribute media products. There is a 500 square foot quality control and cell culture laboratory outfitted with the necessary cell isolation equipment, incubators, microscopes and standard cell culture equipment necessary to isolate and culture cells and conduct quality control tests to produce superior cell culture products.
The manufacturing and quality control laboratories also serve as product development laboratories, and 300 square feet are devoted to administration, sales and marketing. This area contains the computers, communication equipment and the file systems necessary to establish technical offices, sales and marketing offices, finance and human resources. Equipment monitoring and security systems are in place.
Commencing February 1, 2007, we entered into a lease for approximately 1,700 sq. ft. of commercial space in Walkersville, Maryland. Our lease for this facility expires on January 31, 2010, subject to a three-year extension at our option. Our base rent is $1,200 per month. These facilities are close to our laboratory in Walkersville. The administrative staff is in the process of relocating to this location, which will allow the full utilization of the laboratory facilities for laboratory-related development.

ITEM 3.	LEGAL PROCEEDINGS.
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On December 27, 2006 our Board of Directors and stockholders holding approximately 70% of the outstandng common stock approved by written consent (1) an amendment to our certificate of incorporation to (i) change our name to International Stem Cell Corporation, and (ii) increase the authorized number of capital stock to 220,000,000 shares, consisting of 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share; and (2) approve our 2006 Stock Option Plan. Under Delaware law, the action by written consent was sufficient to approve the matters without a vote of all stockholders; consequently, there were no votes cast against or withheld with respect to such matters. The matters approved by written consent are described in our Definitive Information Statement on Schedule 14C filed with the SEC on January 9, 2007, and reference is hereby made to the information contained therein.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Our common stock is approved for quotation on the OTC Bulletin Board under the trading symbol “ISCO.OB.” From January 8, 2007 until January 29, 2007, we traded under the symbol “BTHC.OB.” A trading market for our common stock did not begin until January 8, 2007. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.
On March 15, 2007, the last reported sales price of our common stock as reported by the OTC Bulletin Board was $2.55 per share. As of March 15, 2007, we had 35,366,495 holders of record of our common stock.
Our Board of Directors determines any payment of dividends. We have never declared or paid cash dividends on our common stock. We do not expect to authorize the payment of cash dividends on our shares of common stock in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

The following table provides the information indicated as of December 31, 2006 with respect to compensation plans (including infdividual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated (i) for all compensation plans previously approved by security holders, and (ii) all compensation plans not previously approved by security holders.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	3,087,500	$1.00	11,912,500
Equity compensation plans not approved by security holders	0	$0.00	(Not Applicable)
Total	3,087,500	$1.00	11,912,500

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-KSB. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
Overview
We were originally incorporated in Delaware on June 7, 2005 as BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. Pursuant to the plan of reorganization, an aggregate of 500,000 shares of our common stock were issued to holders of administrative and tax claims and unsecured debt, of which 350,000 shares were issued to Halter Financial Group. The plan of reorganization required BTHC III, Inc. to consummate a merger or acquisition prior to June 20, 2007. Until the Share Exchange Agreement described below, BTHC III, Inc. conducted no operations. In October 2006, BTHC III, Inc. effected a 4.42-for-one stock split with respect to the outstanding shares of common stock.
On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. This transaction is being accounted for as a “reverse merger” for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California.

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, Lifeline became wholly-owned by ISC California, which in turn is wholly-owned by us. All of our current operations are conducted by Lifeline. Our principal executive offices are located at 2595 Jason Court, Oceanside, California 92056, and our telephone number is (760) 940-6383.
Plan of Operations
Our overall plan of operations for 2007 is to significantly expand our marketing and sales of cell culture products while continuing to focus on research and commercial product development in the stem cell field. In early 2007, we hired three full-time sales and marketing employees to market our eight existing products as well as the substantial number of additional products that we expect to be released for sale during the coming months.
In addition to the continuing research at our own facilities in the U.S. and in conjunction with a Russian institute, we have recently entered into sponsored research agreements with two major universities, the University of California at Irvine (UCI) and Emory University. Both agreements allow us to team up with nationally known research scientists to study stem cell technologies developed or licensed by our subsidiary, Lifeline, for possible use in therapeutic fields. Dr. Hans Keirstead at UCI will be working with our proprietary stem cells on the further development of retinal pigment epithelial cells as well as towards the derivation of photoreceptors to treat macular degeneration and retinitis pigmentosa. Dr. Henry F. Edelhauser at Emory University will continue to characterize human corneal-like structures developed at Lifeline. These structures may have use in transplantation therapy for human eye disease.
During 2007, we also will expand our research and manufacturing facility in Oceanside California to accommodate Dr. Revazova and her team of Russian scientists. This team of expert cell culturists will focus on developing ways to change our stem cells into cell types to treat diabetes and liver disease. The facility, when expanded, also will be able to culture human cells under FDA compliant conditions. In February 2007, we were able to purchase equipment with an original estimated cost in excess of $400,000 for only approximately $40,000, as a result of the liquidation of the federal human genome project. This purchase will enable us to complete the expansion and remodeling of our Oceanside, California facility at one time rather than in several stages, as originally contemplated. We anticipate that the expansion and remodeling will be completed during the first half of 2007.
Results of Operations
Revenues
We are a development stage company and have generated nominal revenues, $2,828 for the year ended December 31, 2006 and $158 during the year ended December 31, 2005.
General and Administrative Expenses
General and administrative expenses were $3,781,117 for the year ended December 31, 2006, as compared to $461,634 for the year ended December 31, 2005. The primary reason for the increase is the Company’s continued expansion over the past year. This included warrants issued for services $222,077, legal expense $294,878, Blue sky expenses $362,310.
Research and Development
Research and development expenses were $1,808,682 for 2006 as compared to $804,191 for the year ended December 31, 2005. The increase was the result of expanded R&D operations in both Russia and the United States.

Marketing expense
Marketing expense increased for $97,924 for 2006, as compared to $36,361 for the year ended December 31, 2005. During the current year ISC launched eight new products and is in the process of adding several additional products for sale.
Liquidity and Capital Resources
On February 13, 2007, we completed a private placement commenced by ISC California whereby we sold an aggregate of 11,250,950 shares of our common stock to accredited investors at $1.00 per share, resulting in gross proceeds of $11,250,950. Brookstreet Securities Corporation served as placement agent for the private placement and, for services rendered, received a sales commission of $887,076, a marketing allowance of $221,769, and a non-accountable expense allowance of $332,653.50. For its services, Brookstreet also received a warrant to purchase up to 2,250,190 shares of common stock at $1.00 per share. Between August and November 2006, we also sold an aggregate of 555,552 shares of our common stock to accredited investors, without the use of a placement agent, at $0.90 per share, resulting in gross proceeds of $500,000. No sales commission, marketing allowance or expense allowance was paid in connection with the sale of these shares. The shares and the placement agent warrant described above were offered and sold to issuees in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.
In connection with the sale of the above shares, we agreed to file a registration statement on form SB-2 with the SEC registering the resale of the shares sold in the private placements within 60 days after the last closing of the private placement, and to maintain its effectiveness until 12 months after its effectiveness. In addition, our executive officers and directors, and our co-founder, Gregory S. Keller, M.D., are subject to lock-up agreements prohibiting them from selling or otherwise transferring any shares of common stock issued in the Share Exchange for a period of 180 days following the effective date of the registration statement. We are subject to certain share penalties if we fail to maintain the effectiveness of the registration statement for 12 months.
Until November 7, 2008, Brookstreet has the right to designate an independent person with relevant business experience to serve on our board of directors and as a member of either our audit or compensation committee, or at Brookstreet’s option, as a non-voting adviser to the board of directors. As of the date of this prospectus, Brookstreet has not exercised this right.
We raised an aggregate of approximately $10,300,000 in net proceeds from the two offerings described above. Management believes that there is sufficient working capital to finance operations through the third quarter of 2008; however we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $250,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:
•	the accuracy of the assumptions underlying our estimates for capital needs in 2007 and beyond;
•	scientific progress in our research and development programs;
•
the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	the number and type of product candidates that we pursue.
Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our product lines.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements.
Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154 in its fiscal year beginning January 1, 2006. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that adoption of SAB No. 108 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. We are currently assessing the potential impact that adoption of FASB 158 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

ITEM 7.	FINANCIAL STATEMENTS
The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A.	CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.	OTHER INFORMATION
None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Directors and Executive Officers
The names, ages and positions of our directors and executive officers as of March 15, 2007 are as follows:

Name	Age	Position
Kenneth C. Aldrich	68	Director, Chairman of the Board
Jeff Krstich	58	Director, Chief Executive Officer
Jeffrey Janus	50	Director, President
William B. Adams	63	Director, Chief Financial Officer and Secretary
Donald A Wright	54	Director
Kenneth C. Aldrich, our Chairman of the Board of Directors and a Co-Founder of ISC California, joined Lifeline, now wholly-owned by ISC California, at its formation in 2001. He has been active in venture capital investing and private equity since 1975. He began his career as an attorney with the Los Angeles-based firm of O’Melveny & Myers in 1965. Mr. Aldrich then worked in the investment banking and real estate businesses until 1975.
Mr. Aldrich is currently a Managing Director of Convergent Ventures, an early-stage life sciences investment company. Through that entity and predecessor companies, he has provided early-stage funding for a variety of biomedical and technology start-ups, including WaveTec Vision Systems, an ophthalmic device company (as Director and CEO), Neurion Pharmaceuticals, Inc., a drug discovery and evaluation company (as Director and co-founder), and Orfid Corporation, a developer of organic transistors (as a founder and financial advisor). He is also an active member of Tech Coast Angels and a director of Next Estate Communications, the world’s largest issuer of prepaid debit cards. Mr. Aldrich holds degrees, with honors, from both Harvard University and Harvard Law School.

Jeff Krstich, a director and our Chief Executive Officer, joined ISC California in early 2006. Previously he had been a senior executive in the healthcare industry for over 30 years with experience in biotech, diagnostics and medical device companies. From 2003 until joining ISC California in 2006, he was Senior Vice President of Pathology Partners Inc., a medical products company, and was involved in the recapitalization and sale of that company to CARIS Ltd. From 2002 to 2003 he was President of MarketStar HealthCare, a subsidiary of Omnicom (NYSE: OMC). Prior to that he was Director of Sales at Biogen (Nasdaq: BIIB), a biotechnology company, where he served from 1996 to 2002. A former Navy Test Pilot and veteran of Vietnam and Gulf Storm, he has M.B.A. and a B.S. degree in engineering from the United States Naval Academy.
Jeffrey Janus, a director and our President, has been the President of ISC California since its formation in 2006 and the Chief Executive Officer of Lifeline since 2003. He has over 16 years of experience commercializing human cell-based products for research use. Mr. Janus was one of the early founders of the Clonetics™ brand of human cell systems, the world’s leading commercial line of human cell culture products. Clonetics was acquired by BioWhitaker, which was subsequently acquired by Cambrex Corporation (Rutherford, NJ). Mr. Janus served Clonetics and its successor companies from 1989 to 2002 coordinating in-house teams of research scientists, product managers and outside collaborators to develop and launch over 40 human cell systems consisting of over 200 individual products.
William B. Adams, a director and our Chief Financial Officer and Secretary, is a certified public accountant who joined Lifeline as a founder at its inception in 2001. He previously served in the accounting firm of Ernst & Ernst from 1966 to 1973. He co-founded Dimensional Planning Group, Inc., a management planning company, in 1973 and was Vice President until 1976. From 1976 until present he formed and owns WB Adams Accountancy Corporation. Mr. Adams is a cofounder of Convergent Ventures, an early-stage life sciences investment company. Through that entity and predecessor companies, he has provided early-stage funding for a variety of biomedical and technology start-ups, including WaveTec Vision Systems, an ophthalmic device company (as director and CFO). Mr. Adams graduated with a BS from California State University Long Beach. He is on the Ernst & Young alumni board in Los Angeles and is also on the board of the Los Angeles Area Council of the Boy Scouts of America.
Donald A Wright became a director on March 1, 2007. Mr. Wright is currently President and Founder of Everett, Washington-based Confluence Capital Group Inc., which provides consulting services to institutional investors, debt holders and public and private companies. Mr. Wright was Chief Executive Officer and President of Pacific Aerospace & Electronics, Inc., an engineering and manufacturing company that he helped to found and that designs, manufactures and sells components primarily for the aerospace, defense and transportation industries, from 1995 until 2006. Mr. Wright remains non-Executive Chairman of Pacific Aerospace.
Key Employees
Elena Revazova, Ph.D.,. M.D., our Chief Scientist, has worked for us since 2001 and, from 1998 to 2001, at the offices of one of our co-founders at the Keller Facial Surgery Clinic, Santa Barbara California. Prior to then, from 1992 to 1997, she was the Head of the Department of Experimental Models, Institute of Experimental and Clinical Oncology, Academy of Medical Science in Moscow, Russia; and from 1975 to 1991, she was a Senior Research Scientist in the Department of Experimental Models, Institute of Experimental and Clinical Oncology, Academy of Medical Science in Moscow Russia.
Dr. Revazova is one of the world’s experts in creating immortal cell lines without the introduction of cancer-causing factors and has written or co-authored over 57 patents in the field and for 22 heirs administered a collection of over 150 different cell lines. She has personally created or supervised the creation and patenting of over 50 different cell models that include stomach, colon, liver, renal, lung, muscle and skin cells and has also created stable human cell lines from tumors of various organs and tissues, including the esophagus, stomach, colon, liver, lung, larynx, uterus and breast. Since coming to the United States, Dr. Revazova has created approximately 40 human cell lines and several animal lines.
Jeremy Hammond, our Director of Quality Control, heads our efforts in the areas of product development, quality control and manufacturing scale-up within regulatory guidelines for cell culture products. He has over 20 years of direct experience in developing human cell-based products including serum-containing and serum-free media formulations and purified human cells. He has expertise in the culture of human embryonic stem cells and methods of cell manufacturing.

Hoyt Matthai, our Director of Manufacturing, has over 20 years of experience and knowledge directing and establishing manufacturing facilities and operations for the production of cell culture products and medical devices for pharmaceutical, in vitro diagnostic and research use. Mr. Matthai is using his experience to establish our manufacturing operations and control systems (documentation and environmental) needed for both research grade and therapeutic grade products. Mr. Matthai is the Director of Manufacturing at the American Type Tissue Culture, the primary cell repository for the U.S. Government.
Alexa Dillberger is our Director of Sales and Marketing. Ms. Dillberger has spent the last 25 years leading large pharmaceutical companies and biotech start-ups to bring the highest quality products to market. Ms. Dillberger led Technical Sales for Cambrex, formerly Clonetics, for over 11 years managing national accounts, negotiating contracts and developing the marketing programs for these leading cell-based companies. Ms. Dillberger holds a B.S. degree in Biochemistry, with a minor in Microbiology, from California Polytechnic University.
Scientific Advisors
Gregory S. Keller, M.D., a Co-Founder and Scientific Advisor, is Co-Director of Facial Plastic Surgery, Division of Head and Neck Surgery at the University of California, Los Angeles. He has been involved in medical product development and applications for 26 years, and holds numerous patents on emerging medical technologies that have successfully transitioned to active medical products. Dr. Keller has been involved in cell technologies and their applications for the past ten years.
Hans S. Keirstead, Ph.D., our Principal Independent Scientific Advisor, is one of the leaders in the development of stem cell therapy and will be guiding International Stem Cell’s retinal studies. Canadian-born neuroscientist Dr. Keirstead received his Ph.D. from the University of British Columbia in Vancouver, Canada and in 2000, Dr. Keirstead became an Assistant Professor in the Reeve-Irvine Research Center at the University of California, Irvine. The Reeve-Irvine Research Center, founded by actor Christopher Reeve and philanthropist Joan Irvine, is a leading center for spinal cord injury research. Dr. Keirstead directs a 20-person research team investigating the cellular biology and treatment of spinal cord trauma, research that also has significance for multiple sclerosis and other diseases of the nervous system.
Bernard M. Wagner, M.D., a Scientific Advisor, is an Emeritus Research Professor of Pathology, New York University Medical Center and Emeritus Clinical Professor of Pathology, College of Physicians & Surgeons, Columbia University, New York. He is a Diplomat of the American Board of Pathology and Diplomat (Hon.), of the American College of Veterinary Pathologists. Dr. Wagner is also a Fellow of the Royal College of Pathologists (London); Fellow, Academy of Toxicologic Sciences; Fellow, New York Academy of Medicine; Member, Committee of Toxicology, National Academy of Sciences; Qualified Expert, European Council, Safety Assessment; Member Executive Committee, Board of Directors, American Registry of Pathology, Armed Forces Institute of Pathology; Member, GRAS Expert Panel (FDA); and Fellow of American Academy of Arts and Sciences. Currently, he is a senior consultant for Roche and consultant for ICOS Corp.
Michael Karas, M.D., Ph.D, M.B.A., a Scientific Advisor, received his M.D. degree from Russian State Medical University in Moscow in 1985. In Russia, he worked on physiology of adaptation to extreme conditions such as high altitude. In 1991, he immigrated to Israel, where he earned a Ph.D. in biochemistry on signal transduction of insulin-like growth factors. Dr. Karas moved to the United States in 1997, and joined the Diabetes Branch of the National Institute of Diabetes and digestive and Kidney Diseases as a research fellow. In 2000, he joined Cambrex Corp., where he led the Cell Engineering Group. In 2004, after earning his M.B.A. in Finance from John Hopkins University, Dr. Karas joined the agrochemical division of FMC Corporation, where he is leading the program of developing novel platform technologies for the delivery of active ingredients.

Nominating Covenant
We have an obligation, for a period of two year period ending on November 7, 2008, if so requested by Brookstreet Securities Corporation, the placement agent, in the ISC California private placement, to nominate and use our best efforts to elect a designee of Brookstreet acting on behalf of the investors in the private placement, who is independent and has relevant business experience, to serve on our board of directors and as a member of either our audit or compensation committee or, at the option of Brookstreet, as a non-voting adviser to our board of directors. Our executive officers, directors and principal stockholders have agreed to vote their shares of our common stock in favor of such designee. As of March 15, 2007, Brookstreet has not yet exercised its right to designate such a person.
Communications with the Board
Any shareholder may communicate directly with the Board of Directors. The Board of Directors has established the following system to receive, track and respond to communications from shareholders addressed to the Company’s Board of Directors and its committees and members. Any shareholder may address his or her communication to the Board of Directors, or an individual Board member and send the communication addressed to the recipient group or individual care of International Stem Cell Corporation, Corporate Secretary, 2595 Jason Ct., Oceanside, CA 92036. The Corporate Secretary will review all communications and deliver the communications to the appropriate party in the Corporate Secretary’s discretion. The Corporate Secretary may take additional action or respond to communications in accordance with instructions from the recipient or the communication.
Code of Ethics
We have adopted a code of ethics that applies to our chief executive officer, principal executive officer, principal accounting officer or controller, or other persons performing similar functions. Among its provisions, the code sets forth written standards that are designated to deter wrongdoing and to promote:
•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; and

•	compliance with applicable governmental laws, rules and regulations.
Compensation and Term of Directors
Directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. No fees currently are paid to any director of the Company for serving as a director or attending meetings of the board of directors. Each of our directors is elected annually at our annual meetings.
Board Committees
We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, but we intend to form audit, compensation and nominating committees in the near future. We anticipate that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We anticipate that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. Until these committees are established, these decisions will continue to be made by the board of directors. Although the board of directors has not established any minimum qualifications for director candidates, when considering potential director candidates, the board considers the candidate’s character, judgment, skills and experience in the context of our needs.

The entire board of directors performs the functions of an audit committee at this time, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.
For the fiscal year ending December 31, 2006, the board of directors:
1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.
Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.
Family Relationships
As of December 31, 2006, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.
Involvement in Certain Legal Proceedings
To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, no person failed to file, on a timely basis any report required to be filed by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006.

ITEM 10.	EXECUTIVE COMPENSATION.
Employment Agreements
ISC California entered into an employment agreement with Kenneth A. Aldrich on November 1, 2006. The employment agreement with Mr. Aldrich calls for payment of a base salary of $180,000 per year. Mr. Aldrich also is eligible for coverage under our employee benefit programs. The employment agreement provides that Mr. Aldrich will serve as our Executive Vice President and Assistant Secretary and will be responsible for forming and chairing a Strategic Advisory Committee. The agreement may be terminated by either party with or without cause.

ISC California entered into an employment agreement with Jeff Krstich on March 27, 2006. The employment agreement with Mr. Krstich calls for payment, upon commencement of his employment, of a base salary of $220,000 per year, a bonus of $50,000 if our common stock reaches and is maintained at a level of at least 50% above its initial offering price, options to purchase up to 1,000,000 shares of common stock at $1.00 per share, and reimbursement for moving expenses up to a maximum of $25,000. Mr. Krstich also is eligible for coverage under our employee benefit programs. The employment agreement provides that Mr. Krstich will serve as our President and CEO. The agreement may be terminated by either party with or without cause. If, however, the employment is terminated by us for any reason other than for cause, we are obligated to pay Mr. Krstich termination pay equal to six months of his initial base salary.
ISC California entered into an employment agreement with William B. Adams on November 1, 2006. The employment agreement with Mr. Adams calls for payment of a base salary of $180,000 per year. Mr. Adams also is eligible for coverage under our employee benefit programs. The employment agreement provides that Mr. Adams will serve as CFO of ISC California and Lifeline, and prohibits Mr. Adams from soliciting our employees or ex-employees, and, if he terminates his employment by us voluntarily, soliciting our customers or otherwise competing with us, for one year. The agreement may be terminated by either party with or without cause.
ISC California entered into an employment agreement with Jeffrey Janus on October 31, 2006. The employment agreement with Mr. Janus calls for payment of a base salary of $220,000 per year, and at all times for 24 months after the date of the agreement be not less than that paid to our CEO. Mr. Janus also will be paid a $50,000 bonus on or before December 31, 2007 if certain mutually-agreed-upon milestones are met, and is eligible for coverage under our employee benefit programs. The employment agreement provides that Mr. Janus will serve as our President, and prohibits Mr. Janus from soliciting our employees or ex-employees, and, if he terminates his employment by us voluntarily, soliciting our customers or otherwise competing with us, for one year. The agreement may be terminated by either party with or without cause.
Executive Compensation
The following table sets forth compensation information for services rendered to us and/or ISC California and its subsidiary by certain executive officers in all capacities, other than as directors, during the fiscal year ended December 31, 2006. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred. Shares issued in lieu of compensation are listed in the year the salary was due.

							Non-Equity
						Option/	Incentive
					Stock	Warrant	Plan	All Other
Name and Principal Position	Year	Salary		Bonus	Awards	Awards	Compensation	Compensation		Total
Jeff Krstich	2006	$117,090	(1)			$935,000		$25,000	(2)	$1,077,090
Chief Executive Officer
Kenneth C. Aldrich	2006	$100,000	(1)			$233,750				$333,750
Chairman of the Board
Jeffrey Janus	2006	$153,757	(1)			$233,750				$387,507
President; Chief Executive Officer of Lifeline Cell Technology
William B. Adams	2006	$105,269	(1)			$233,750				$339,019
Chief Financial Officer

(1) Includes a management fee paid or accrued prior to the commencement of each named person’s employment agreement. The management fee for Kenneth C. Aldrich and William B. Adams are accrued and unpaid as of the date hereof. See “Certain Relationships and Related Transactions.”
(2) Pursuant to the terms of Mr. Krstich’s employment agreement, Mr. Krstich was reimbursed for $25,000 of moving expenses incurred by him in connection with relocating to become our Chief Executive Officer.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2006.

								Equity	Equity
								Incentive	Incentive
			Equity					Plan	Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:					Unearned	Payout Value
	Number of	Number of	Number of			Number of	Market	Shares,	of Unearned
	Securities	Securities	Securities			Shares or	Value of	Units or	Shares,
	Underlying	Underlying	Underlying			Units of	Shares or	Other	Units, or
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Units That	Rights That	Other Rights
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Exercisable	Options	Price	Date	Vested	Vested	Vested	Not Vested
Jeff Krstich	100,000	900,000	__	$1.00	2016	__	__	__	__
Kenneth C. Aldrich	100,000	150,000	__	$1.00	2016	__	__	__	__
Jeffrey Janus	100,000	150,000	__	$1.00	2016	__	__	__	__
William B. Adams	100,000	150,000	__	$1.00	2016	__	__	__	__
2006 Equity Participation Plan
The 2006 Equity Participation Plan provides for the grant of stock options or restricted stock to our employees, officers, directors and consultants and was approved by our stockholders prior to the Share Exchange. Options may be either “incentive stock options” or non-qualified options under the federal tax laws and will have an exercise price equal to at least fair market value as of the grant date. A total of 15,000,000 shares of common stock have been reserved for issuance under the Plan, subject to adjustments for certain corporate transactions or events. The purpose of the Plan is to enable us to offer non-employee directors, officers, other key employees and consultants of the Company and our subsidiaries and affiliates, equity-based incentives, thereby attracting, retaining and rewarding these participants and strengthening the mutuality of interests between these participants and our stockholders. The Plan is administered by the board of directors as a whole. The board of directors has the power to determine the terms of any restricted stock or options granted under the Plan. Grants under the Plan are generally not transferable, and each stock option is generally exercisable during the lifetime of the optionee only by such optionee. The Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, restricted stock and other equity-based awards.
Stock Option Grants
The board may grant options qualifying as incentive stock options under the Internal Revenue Code and nonqualified stock options. The term of an option will be fixed by the Board, but will not exceed ten years (or five years in the case of an incentive stock option granted to a person beneficially owning shares representing 10% or more of the total combined voting power of all classes of our stock, referred to as a 10% stockholder). The option price for any option will not be less than the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of an incentive stock option granted to a 10% stockholder). Generally, the fair market value will be the closing price of the common stock on the applicable trading market. Payment for shares purchased upon exercise of a stock option must be made in full at the time of purchase. Payment may be made (i) in cash; (ii) in a cash equivalent acceptable to the Board; (iii) by the transfer to us of shares owned by the participant for at least six months on the date of transfer; (iv) if the common stock is traded on an established securities market, the board may approve payment of the exercise price by a broker-dealer or by the option holder with cash advanced by the broker-dealer if the exercise notice is accompanied by the option holder’s written irrevocable instructions to deliver the common stock acquired upon exercise of the option to the broker-dealer; or (v) any other method acceptable to the Board and in compliance with applicable laws.

Restricted Stock
The board is authorized to grant restricted stock. Restricted stock is a grant of shares of common stock which may not be sold or disposed of and which shall be subject to such risks of forfeiture and other restrictions as the board may impose. Unless otherwise determined by the board, the purchase price for any restricted stock grant will be not less than 85% of the fair market value of common stock on the date of grant or at the time the purchase is consummated (or 100% of the fair market value in the case of restricted stock granted to a 10% stockholder). Generally, the fair market value will be the closing price of the common stock on the applicable trading market. Payment for shares purchased pursuant to a restricted stock grant may be made in (i) cash at the time of purchase; (ii) at the discretion of the board, according to a deferred payment or other similar arrangement with the participant; or (iii) in any other form of legal consideration that may be acceptable to the board in its discretion. A participant granted restricted stock generally has all of the rights of a stockholder of the Company, unless otherwise determined by the board.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2007, by (i) each person who is known by us to beneficially own 5% or more of our common stock, (ii) each of our directors and executive officers, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Unless otherwise specified, the address for each of the following persons is 2595 Jason Court, Oceanside, CA 92056.

	Amount of	Percent of
	Beneficial	Beneficial
Name of Beneficial Owner	Ownership	Ownership(1)
Directors and Officers (2):
Jeff Krstich — Chief Executive Officer (3)	136,000	*
William B. Adams — Chief Financial Officer (4)	2,116,685	6.20%
Kenneth C. Aldrich — Chairman (5)	3,166,132	9.24%
Jeffrey Janus — President and CEO of Lifeline Cell Technology	2,160,807	6.39%
Donald A. Wright — Director	0	0.0%
All Executive Officers and Directors as a group (5 persons)	8,972,624	22.23%
5% Holders:
Gregory Keller (6)	2,377,179	6.99%
William Peeples (7)	2,779,174	8.17%
Footnotes are on following page

*	Less than 1%.

(1)	Based on 35,321,495 shares currently outstanding plus shares issuable under derivative securities which are exercisable within 60 days of February 28, 2007.

(2)	The business address for each director and officer is 2595 Jason Court, Oceanside, CA 92056.

(3)
Includes options to purchase up to 136,000 shares of our common stock under options exercisable within 60 days of this filing. Mr. Krstich also holds options to purchase an additional 900,000 shares which are not currently exercisable.

(4)	Includes options to purchase up to 106,000 shares of our common stock under options exercisable within 60 days of February 28, 2007.

(5)
Mr. Aldrich’s shares are held, in part, through YKA Partners, a California limited partnership. Mr. Aldrich is the investment manager of YKA Partners and controls the disposition of these shares. The address for YKA Partners is 157 Surfview Drive, Pacific Palisades, CA 90272.

(6)	The address for Mr. Keller is 771 Via Manana, Santa Barbara, CA 93108.

(7)	The address for Mr. Peeples is 877 Gwyne Ave., Santa Barbara, CA 93111.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Except with respect to the Share Exchange Agreement and the transactions described below, none of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction to which we were or are to be party. None of our directors or executive officers is indebted to us.
As of February 28, 2007, we owed an aggregate of $394,454 to Kenneth A. Aldrich and William B. Adams for a management fee owed to them by ISC California. The management fee relates to the management of the Lifeline, the wholly-owned operating subsidiary of ISC California, from inception until November 1, 2006. Messrs. Aldrich and Adams each accrued the management fee at a rate of $5,000 per month per person plus accrued interest at 10% per annum on the unpaid balance until June 1, 2006, when each person’s management fee was increased to $20,000 per month. When Mr. Adams and Aldrich became employees of ISC California on November 1, 2006, accrual of the management fee ceased.
From time to time, various persons, including certain officers, directors, principal shareholders, and their affiliates, have advanced funds to Lifeline and/or ISC California for operating expenses. All such advances have been repaid. In connection with certain of such advances, warrants were issued to the lenders.
Halter Financial Group, Inc. (“HFG”), which is wholly owned by Timothy P. Halter, participated in structuring the reorganization plan pursuant to which BTHC III, Inc. was formed to effect the reorganization of certain limited liability companies in 2003. As part of the plan of reorganization, HFG provided $76,500 to be used to pay professional fees associated with the plan confirmation process (of which approximately $35,000 was on behalf of BTHC III). HFG was granted an option to be repaid through the issuance of equity securities of various entities involved in the reorganization, including BTHC III, Inc. HFG exercised the option. As provided in the plan, 70% of the outstanding common stock of BTHC III, Inc., or 350,000 shares, were issued to HFG in satisfaction of HFG’s administrative claims. As further consideration for the issuance of the 350,000 shares to HFG, the plan required HFG to assist BTHC III, Inc. in identifying a potential merger or acquisition candidate. HFG was responsible for the payment of the operating expenses of BTHC III, Inc. prior to such transaction, for providing consulting services for no cost, and for paying the legal and accounting expenses of BTHC III, Inc. relating to registering its common stock under Section 12(g) of the Exchange Act and its expenses incurred in consummating the Share Exchange. HFG and Timothy P. Halter may be deemed promoters of BTHC III, Inc.

In contemplation of the Share Exchange Agreement, ISC California entered into a Financial Advisory Agreement, dated October 18, 2006 with Halter Financial Group, L.P. pursuant to which ISC paid $450,000 to Halter Financial Group, L.P. Halter Financial Group, L.P. is wholly owned by Timothy P. Halter, who was the sole director of BTHC III, Inc. The agreement expires on October 18, 2007.

ITEMS 13.	EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the issuer’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate.

4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).

4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).

4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).

10.1
Employment Agreement, dated December 1, 2006, by and between International Stem Cell and Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 29, 2006).

10.2
Employment Agreement, dated November 1, 2006, by and between International Stem Cell and William B. Adams(incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on December 29, 2006).

10.3	Employment Agreement, dated March 27, 2006, by and between International Stem Cell and Jeff Krstich (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on December 29, 2006).

10.4
Employment Agreement, dated October 31, 2006, by and between International Stem Cell and Jeffrey Janus (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on December 29, 2006).

10.5
Advisory Agreement, dated as of October 18, 2006, by and between International Stem Cell and Halter Financial Group, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on December 29, 2006).

10.6
Consulting Agreement, effective as of September 1, 2006, by and between International Stem Cell and Capital Group Communications, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on December 29, 2006).

10.7
Lifeline/ASC Final Settlement Agreement, effective as of June 30, 2006, by and between each of the American Stem Cell Corporation Parties (which include American Stem Cell Corporation Kenneth Swaisland, Ken Sorensen, Milton Datsopoulos, Michael McClain, Array Capital, Catalytix LDC, Catalytix Life Sciences Hedge, Avion Holdings, Inc., jointly and severally) and the Lifeline Parties (which include Lifeline Cell Technology, LLC (“Lifeline”), Jeffrey Janus, William B. Adams, Kenneth C. Aldrich, jointly and severally) (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on December 29, 2006).

10.8	Promissory Note, dated as of June 30, 2006, by Lifeline in favor of American Stem Cell Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on December 29, 2006).

Exhibit
Number	Description

10.9
First Amendment to Exclusive License Agreement (ACT IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 29, 2006).

10.10
First Amendment to Exclusive License Agreement (UMass IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 29, 2006).

10.11
First Amendment to Exclusive License Agreement (Infigen IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 29, 2006).

10.12
Exclusive License Agreement (Infigen IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on December 29, 2006).

10.13
Exclusive License Agreement (ACT IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on December 29, 2006).

10.14
Exclusive License Agreement (UMass IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 29, 2006).

10.15	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Form 8-K filed on December 29, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on December 29, 2006).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $55,605 and $52,111, respectively.
Audit-Related Fees
Our auditors did not bill as any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
Tax Fees
The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0for the fiscal years ended December 31, 2006 and December 31, 2005.

All Other Fees
The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and December 31, 2005 were $0 and $0, respectively.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
By:	/s/ William B. Adams
	Name:	William B. Adams
	Title:	Chief Financial Officer

Dated: April 5, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ Kenneth C. Aldrich Kenneth C. Aldrich	Chairman of the Board	April 5, 2007
/s/ Jeff Krstich Jeff Krstich	Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2007
/s/ Jeffrey Janus Jeffrey Janus	President and Director	April 5, 2007
/s/ William B. Adams William B. Adams	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 5, 2007
/s/ Donald A. Wright Donald A. Wright	Director	April 5, 2007

Financial Statements
International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Stem Cell Corporation
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and subsidiary (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and members’ deficit and cash flows for each of the years then ended and for the period from inception (August 17, 2001) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to incur losses and needs to raise capital, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/VASQUEZ & Company LLP
Los Angeles, California
March 30, 2007

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$4,696,694	$33,305
Other current assets	20,759	218

Total current assets	4,717,453	33,523

Property and equipment, net	137,794	101,586
Patent licenses, net	668,016	717,142
Deposits and other assets	21,963	2,025

Total assets	$5,545,226	$854,276

Liabilities and Stockholders’ Equity (Members’ Deficit)
Current liabilities
Accounts payable	$321,589	$43,823
Accrued expenses	21,430	45,393
Promissory note	—	600,000
Loan Payable	25,000	—
Related party payable	480,445	673,797

Total current liabilities	848,464	1,363,013
Promissory notes	—	347,368

Total liabilities	848,464	1,710,381

Stockholders’ equity
Capital Stock, $0.001 par value 200,000,000 shares authorized, 33,996,495 issued.	33,996	—
Additional paid-in capital	14,537,798	—
Accumulated deficit	(9,875,032)	—

Total stockholders’ equity and members’ deficit	4,696,762	—
Members’ deficit	—	(856,105)

Total liabilities, stockholders’ equity and members’ deficit	$5,545,226	$854,276

See accompanying notes

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

			Inception
			(August 2001)
			Through
	Year Ended December 31,		December 31
	2006	2005	2006
Sales	$2,828	$158	$2,986
Cost of Sales	30,825	47	30,872

Gross Profit	(27,997)	111	(27,886)

Development expenses
Research and development	1,808,682	804,191	3,806,005
Marketing	97,924	36,361	136,448
General and administrative	3,781,117	461,634	4,826,494

Total development expenses	5,687,723	1,302,186	8,768,947

Loss from development activities	(5,715,721)	(1,302,075)	(8,796,834)

Other income (loss)
Settlement with related company	(93,333)	—	(93,333)
Miscellaneous income	435	5,045	5,480
Interest income	22,146	405	22,590
Interest expense	(806,155)	(96,120)	(1,026,323)
Sublease income	10,400	7,800	19,087

Total other loss	(866,507)	(82,870)	(1,072,499)

Loss before tax	(6,582,227)	(1,384,945)	(9,869,332)
Provision for taxes	1,700	800	5,700

Net loss	(6,583,927)	($1,385,745)	(9,875,032)

Net loss per common share -
basic and diluted	($0.28)	($0.07)	($0.46)

Weighted average shares -
basic and diluted	23,136,695	18,700,824	21,416,517

See accompanying notes

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Members’ Defit
For the years ended December 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'	Members'
	Shares	Amount	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001						-
Members contributions						100,000
Net loss for the period from inception						(140,996)

Balance at December 31, 2001						(40,996)
Members contributions						250,000
Net loss for the year ended						(390,751)

Balance at December 31, 2002						(181,747)
Members contributions						195,000
Net loss for the year ended						(518,895)

Balance at December 31, 2003						(505,642)
Members contributions						1,110,000
Net loss for the year ended						(854,718)

Balance at December 31, 2004		—	—	—	—	(250,360)
Members contributions		—	—	—	—	780,000
Net loss for the year ended December 31, 2005		—	—	—	—	(1,385,745)

Balance at December 31, 2005		—	—	—	—	(856,105)
Members contributions						250,000
Effect of the Reorganization Transactions	20,000,000	20,000	2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210	(2,210)		—	—
Offering costs			(2,778,082)		(2,778,082)	—
Warrants issued for equity placement services			1,230,649		1,230,649	—
Warrants issued for services		—	222,077	—	222,077	—
Warrants issued with promissory note		—	637,828	—	637,828	—
Common stock issued for services	1,350,000	1,350	1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436	10,371,512	—	10,381,948	—
Stock-based compensation			842,374		842,374	—
Net loss for the year ended December 31, 2006	—	—	—	(6,583,927)	(6,583,927)	—

Balance at December 31, 2006	33,996,495	$33,996	$14,537,798	$(9,875,032)	$4,696,762	$—

See accompanying notes

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Statement of Cash Flows

			Inception
			(August
			2001)
			through
	Year ended December 31,		December 31,
	2006	2005	2006
Net loss	$(6,583,927)	$(1,385,745)	$(9,875,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,664	54,716	153,689
Accretion of discount on notes payable	52,632	32,926	103,304
Accretion of discount on bridge loans	637,828	—	637,828
Non-cash warrants for services	222,077		222,077
Non-cash warrants for equity placement services	1,230,649		1,230,649
Non-cash compensation expense	842,374		842,374
Common stock issued for services	1,350,000		1,350,000
Changes in operating assets and liabilities:
Increase in other current assets	(20,542)	(218)	(20,760)
Increase in deposits	(19,938)	—	(21,963)
Increase in accounts payable	277,766	39,391	321,589
Increase (decrease) in accrued expenses	(23,963)	(10,915)	21,430
Increase in loan payable	25,000		25,000
Increase (decrease) in related party payables	(193,352)	(26,057)	480,445

Net cash used in operating activities	(2,121,732)	(1,295,902)	(4,529,370)

Investing activities
Purchases of property and equipment	(68,096)	(56,899)	(208,523)
Payments for patent licenses	(650)	(3,630)	(750,976)

Net cash used in investing activities	(68,746)	(60,529)	(959,499)

Financing activities
Members’ contributions	250,000	780,000	2,685,000
Conversion of members’ contribution	(2,685,000)	—	(2,685,000)
Issuance of common stock	13,066,949	—	13,066,949
Issuance of convertible promissory notes	—	600,000	2,099,552
Payment of promissory notes	(1,000,000)	—	(2,202,856)
Payment of offering costs	(2,778,082)	—	(2,778,082)

Net cash provided by financing activities	6,853,867	1,380,000	10,185,563

Net increase in cash and cash equivalents	4,663,389	23,569	4,696,694
Cash and cash equivalent at beginning of period	33,305	9,736	—

Cash and cash equivalent at end of period	$4,696,694	$33,305	$4,696,694

Supplemental disclosures of cash flow information
Cash paid for interest	$115,695	$100,156	$224,214

Cash paid for income taxes	$1,700	$800	$5,700

See accompanying notes

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Notes to financial statements

1. Organization and Significant Accounting Policies

BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

BTHC III, Inc. (“BTHC III” or the “Company”) was organized in Delaware in June 2005 as a shell company to effect the reincorporation of BTHC III, LLC, a Texas limited liability company. On December 28, 2006, we affected a Share Exchange pursuant to which we acquired all of the stock of International Stem Cell Corporation, a California corporation (“ISC California”). After giving effect to the Share Exchange, the stockholders of ISC California owned 93.7% of our issued and outstanding shares of common stock. As a result of the Share Exchange, ISC California is now our wholly owned subsidiary, though for accounting purposes it was deemed to have been the acquirer in a “reverse merger.” In the reverse merger, BTHC III is considered the legal acquirer and ISC California is considered the accounting acquirer. On January 29, 2007, we changed our name from BTHC III, Inc. to International Stem Cell Corporation.

Lifeline Cell Technology, LLC (“Lifeline”) was formed in the State of California on August 17, 2001. Lifeline is in the business of developing and manufacturing human embryonic stem cells and reagents free from animal protein contamination. Lifeline’s scientists have used a technology, called basal medium optimization to systematically eliminate animal proteins from cell culture systems. Lifeline is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, animal protein free ES cell products suitable for FDA approval.

On July 1, 2006, Lifeline entered into an agreement among Lifeline, ISC California and the holders of membership units and warrants for the purchase of membership interests of Lifeline. Pursuant to the terms of the agreement, all the membership units in Lifeline were exchanged for 20,000,000 shares of ISC California Common Stock and for ISC California’s assumption of Lifeline’s obligations under the warrants. Lifeline became a wholly owned subsidiary of ISC California.

Going Concern
The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company believes that it has sufficient working capital to finance operations through the third quarter of 2008. Thereafter, the Company will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. There can be no assurance that the Company will be successful in maintaining its burn rate of approximately $250,000 per month and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2007 or 2008. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. `Management’s plans in regard to these matters are focused on maintaining its burn rate, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

Proforma Information and Basis of Presentation
International Stem Cell Corporation was formed in June 2006. BTHC III, Inc. was a shell company that had no operations and no net assets. For accounting purposes the acquisition has been treated as a recapitalization of BTHC III with ISC California as the accounting acquirer (reverse acquisition). The historical statements prior to June 2006 are those of Lifeline Cell Technology, the wholly owned subsidiary of ISC California.

Principles of Consolidation
The consolidated financial statements of the Company include the accounts of International Stem Cell Corporation and its subsidiary after intercompany balances and transactions have been eliminated.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments
Management determines the appropriate classification of marketable securities at the time of purchase, and has classified all short-term investments as available-for-sale. Such securities are stated at fair value, with the unrealized gains and losses reported as a separate component of equity. Fair value is determined based on quoted market prices.

Property and Equipment
Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. The costs of major remodeling and leasehold improvements are capitalized and depreciated over the shorter of the remaining term of the lease or the life of the asset.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at December 31, 2006.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154 in its fiscal year beginning January 1, 2006. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. We are currently assessing the potential impact that adoption of FASB 158 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method for deferred income taxes.

Use of Estimates

The  preparation  of consolidated financial  statements  in conformity  with  accounting principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Significant estimates include patent life (remaining legal life versus remaining useful life) and transactions using the Black Scholes option pricing model, e.g., promissory notes, warrants, and stock options.  Actual results could differ from those estimates.

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located primarily in the United States.  Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution.  At December 31, 2006, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $5,636,326.

Fair Value of Financial Instruments
The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of December 31, 2006 and 2005 approximate their fair values due to the short-term nature of those instruments.

Income (Loss) Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end, December 31, 2006, there were 3,605,813 warrants, 987,500 vested stock options and 2,100,000 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III. At year end December 31, 2005, there were no warrants, and no vested stock options or unvested options outstanding.

Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the years ended December 31, 2006, and 2005.

2. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2006	2005
Machinery and equipment	$138,625	$115,516
Computer equipment	30,179	10,887
Office equipment	18,849	4,117
Leasehold improvements	20,869	9,906

	208,522	140,426

Accumulated depreciation and amortization	(70,728)	(38,840)

	$137,794	$101,586

3. Patent Licenses

At December 31, 2006 and December 31, 2005, the Company had patent licenses recorded at cost of $750,976 and $750,325 respectively. Patent licenses are amortized on a straight line basis over their patent lives or useful lives which ever is shorter. Amortization of patent licenses at December 31, 2006 and December 31, 2005 amounted to $49,776 and $33,184 respectively.

On December 31, 2003, Lifeline entered into an Option to License Intellectual Property agreement with Advanced Cell Technology, Inc. (“ACT”) for patent rights and paid ACT $340,000 in option and license fees.

On February 13, 2004, Lifeline and ACT amended the Option agreement and Lifeline paid ACT additional option fees of $22,500 for fees related to registering ACT’s patents in selected international countries.

On May 14, 2004, Lifeline amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: Infigen IP, UMass IP and ACT IP, which terms are summarized below. The license fees aggregate a total of $400,000 and were secured by separate convertible promissory notes. The notes bear no interest unless they are not repaid at maturity, in which event they shall thereafter bear interest at an annual rate equal the lesser of 10% or the maximum non-usurious rate legally allowed. The note could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2006, ACT elected to receive payment in cash in lieu of conversion of the notes.

The Company still maintains an obligation to pay ACT royalties and other fees in accordance with the following schedule:

	Infigen IP	UMass IP	ACT IP
License fee	$25,000	$150,000	$225,000
Royalty rates	6%	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$7,500	$15,000	$15,000
At 24 months	$7,500	$30,000	$37,500
At 36 months	$6,875	$45,000	$60,625
Annually thereafter	$15,000	$60,000	$75,000
Milestone payments
First commercial product	$250,000	$250,000	$250,000
Sales reaching $5,000,000	$500,000	$500,000	$500,000
Sales reaching $10,000,000	$1,000,000	$1,000,000	$1,000,000

4. Related Party Payables

The Company has incurred obligations to the following related parties:

	December 31,
	2006	2005
Management fee	$467,137	$496,159
SeaCrest Capital	—	19,419
SeaCrest Partners	—	13,990
YKA Partners	—	32,779
Gregory Keller	—	69,717
Janus Biologics, LLC	13,308	41,733
	$480,445	$673,797

The management fee was paid to Mr. Adams and Mr. Aldrich, who acted as managing members of the Company (and prior to the Share Exchange of ISC California and Lifeline) for management of the Company since inception of Lifeline for an aggregate of $10,000 per month plus accrued interest at 10% per annum on the unpaid balance. Effective June 1, 2006 the management fee was increased to $20,000 per month. The management fee ceased as on November 1, 2006, at which time Mr. Adams and Mr. Aldrich became employees of ISC.

SeaCrest Capital and SeaCrest Partners are controlled by Mr. Adams and Mr. Aldrich, YKA Partners is controlled by Mr. Aldrich and the amounts represent advances to the Company for operating expenses.

5. Promissory Notes

During the year ended December 31, 2006, in connection with loans to ISC California of $1,202,856, ISC California issued warrants granting the holders the right to acquire 1,202,856 shares of common stock at a price of $0.80 per share. The loans were repaid during December 2006. The Company recognized the value attributable to the warrants in the amount of $637,828 and applied it to additional paid-in capital and a discount against the loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3.25 years, an average risk free interest rate of 5.03%, a dividend yield of 0%, and volatility of 65%. The debt discount attributed to the value of the warrants was $637,828 and upon repayment of the loans was recorded as interest expense.

In addition, a convertible promissory note in the amount of $400,000 issued in payment for patent licenses (see Note 3.) was reduced by a discount in the amount of $52,632 to reflect a 10% fair market rate of interest. The note was repaid before December 31, 2006 and the unamortized discount was recorded as interest expense.

6. Capital Stock

As of December 31, 2006, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2006, the Company has issued and outstanding 33,996,495 shares of common stock and no shares of preferred stock.

In October 2006, the board of directors of BTHC III approved a stock split of 4.42 shares to 1. As a result of the split, the outstanding common stock of BTHC III increased from 500,000 to 2,209,993 shares. Pursuant to the Share Exchange Agreement, each share of International Stem Cell Corporation common stock was exchanged for one share of BTHC III common stock. All numbers in the financial statements and notes to the financial statements have been adjusted to reflect the stock split for all periods presented.

On December 27, 2006, the Company’s Board of Directors and holders of a majority of the outstanding shares approved a change in the Company’s name to International Stem Cell Corporation, which change became effective in January 2007. The accompanying financial statements have been changed to reflect the change as if it had happened at the beginning of the periods presented.

On December 27, 2006, the Company’s Board of Directors and holders of a majority of the outstanding shares approved an increase in the authorized capital stock of the Company to 200,000,000 shares of Common Stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. The increase did not become effective until January 2007.

In November and December of 2006, the Company issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,442,475. In addition, ISC California issued 555,552 shares of common stock for $500,000

In December 2006, the Company issued 1,350,000 shares of common stock, 350,000 of such shares in consideration for legal consulting services relating to the reverse merger and 1,000,000 shares in consideration for a contract to provide investor relations services which commenced September 1, 2006 for a period of one year.

7. Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

8. Stock Options and Warrants

The Company has adopted the 2006 Equity Participation Plan (the “Plan”). The options granted under the Plan may be either qualified or non-qualified options. Up to 15,000,000 options may be granted to employees, directors and consultants under the Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In 2006, 3,087,500 options with an exercise price of $1.00 were granted under the Plan. Stockholders approved the Plan effective December 1, 2006.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of December 31, 2006 :

Options Outstanding				Options Exercisable
		Weighted Average	Weighed		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$1.00	3,087,500	10	$1.00	200,000	$1.00

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	—	—
Granted	3,087,500	$1.00
Exercised	none	—
Canceled or expired	none	—

Outstanding at December 31, 2006	3,087,500	$1.00

The weighted-average fair value of stock options vested during the year ended December 31, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows :

2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.43%
Expected stock price volatility	84%
Expected dividend payout	0%
Expected option life-years based on management’s estimate	3.75 yrs

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. During 2006, the Company recognized $842,374 as expenses; $501,159 of this expense is included in the Consolidated Statement of Operations as R&D expense and the remainder is included in General and Administrative expense.

Warrants

As of December 31, 2006 Brookstreet Securities Corporation had earned 1,976,190 warrants as partial compensation for their services as placement agent for the raising of equity capital and 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,077 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1,230,649. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9,880,950 and are offset by cash offering costs of $1,547,433 as well as the non-cash offering cost of $1,230,649 related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, an average risk free interest rate of 4.70% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.

9. Commitments and Contingencies

Leases

The Company leases office space under a noncancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 1, 2007, are as follows:

Amount
2007	$162,868
2008	168,558
2009	129,359
2010 and thereafter	144,200

Total	$604,985

American Stem Cell Corporation (“ASC”)

On July 1, 2005, Lifeline entered into a Share Exchange Agreement (the “ASC Agreement”) between ASC, Lifeline and members of Lifeline. Pursuant to the terms of the ASC Agreement, if the transaction was not completed by December 31, 2005 then the contract was cancelled by its own terms. On June 30, 2006 Lifeline and ASC formally terminated the ASC Agreement with the following provisions 1) Lifeline returned all of the 15,500,000 of ASC stock to ASC and 2) Lifeline issued a promissory note for $500,000 to ASC in recognition of the cash advances and other services that ASC had provided to Lifeline. The term of the promissory note specify a maturity date of June 30, 2007 and that early repayments are required when Lifeline consummates equity financing in excess of $2,000,000 prior to the maturity date, Lifeline shall make partial early repayment of the note in an amount equal to 10% of such financing up to the amount of $500,000. The note was paid in full December 21, 2006.

10. Subsequent Events

In January and February 2007, the Company issued 1,370,000 shares of its common stock at $1.00 per share in exchange for $1,157,125 net of fees and expenses. In connection with the sale of shares, the Company issued 274,000 warrants, which entitles the holder thereof to purchase the number of shares of common stock for $1.00 each.

Commencing February 1, 2007, the Company entered into a lease for approximately 1,700 sq. ft. of commercial space in Walkersville, Maryland. The lease for this facility expires on January 31, 2010, subject to a three-year extension at the Company’s option. The base rent is $1,200 per month. The administrative staff is in the process of relocating to this location, which will allow the full utilization of the laboratory facilities for laboratory-related development.

On February 13, 2007, we completed a private placement commenced by ISC California whereby we sold an aggregate of 11,250,950 shares of our common stock to accredited investors at $1.00 per share, resulting in gross proceeds of $11,250,950.

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Form of Specimen Common Stock Certificate.

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.