Form 10QSB
period 2007-03-31
International Stem Cell CORP
filed 2007-05-15
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For transition period from                      to
Commission File Number: 0-51891
INTERNATIONAL STEM CELL CORPORATION
(Exact name of small business Issuer as specified in its charter)

Delaware	20-4494098

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2595 Jason Court
Oceanside, CA 92056
(Address of Principal Executive Offices)
(760) 940-6383
(Issuer’s telephone number)
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
YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,366,495 shares of Common Stock as of May 1, 2007
Transitional Small Business Disclosure Format (check one):
YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,347,404	$4,696,694
Other current assets	21,274	20,759

Total current assets	4,368,678	4,717,453

Property and equipment, net	272,544	137,794
Patent licenses, net	692,340	668,016
Deposits and other assets	21,963	21,963

Total assets	$5,355,525	$5,545,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,254	$321,589
Accrued expenses	38,471	21,430
Loan Payable	0	25,000
Related party payable	386,049	480,445

Total current liabilities	699,774	848,464

Total liabilities	669,774	848,464

Stockholders’ equity
Commonl Stock, $0.001 par value 200,000,000 shares authorized, 35,366,495 issued	35,366	33,996
Additional paid-in capital	16,188,556	14,537,798
Accumulated deficit	(11,568,171)	(9,875,032)

Total stockholders’ equity	4,655,751	4,696,762

Total liabilities and stockholders’ equity	$5,355,525	$5,545,226

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

			Inception
	Three months ended March 31,		(August 2001 through
	2007	2006	March 31, 2007

Sales	$1,826	$1,752	$4,812
Cost of Sales	4,525	2,527	35,397

Gross Profit	(2,699)	(775)	(30,585)

	—
Development expenses:	—
Research and development	623,499	$216,704	4,429,504
Marketing	63,988	10,285	200,436
General and administrative	1,039,723	125,623	5,866,217

Total development expenses	1,727,210	352,612	10,496,157

	—
Loss from development activities	(1,729,909)	(353,387)	(10,249,515)
	—
	—

Other income (expense)	—
Settlement with related company	—		(93,333)
Miscellaneous income	548	275	6,028
Dividend income	45,847	—	45,847
Interest income	11	7	22,601
Interest expense	(13,678)	(6,931)	(1,040,001)
Sublease income	4,042	2,800	23,129

Total other loss	36,770	(3,849)	(1,035,729)

Loss before tax	(1,693,139)	(357,236)	(11,562,471)

Provision for taxes	—		5,700

Net loss	$(1,693,139)	$(357,236)	$(11,568,171)

Net loss per common share - basic and diluted	$(0.05)

Weighted average shares - basic and diluted	35,139,467

See accompanying notes to unaudited consolidated financial staements.

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES
Statement of Cash Flows
(Unaudited)

			Inception
	Three months ended March 31,		(August 2001 through
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(1,693,139)	$(357,236)	$(11,568,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,524	54,716	180,213
Accretion of discount on notes payable		32,926	103,304
Accretion of discount on bridge loans			637,828
Non-cash warrants for services			222,077
Non-cash warrants for equity placement sevices			1,230,649
Non-cash compensation expense			842,374
Common stock issued for services			1,350,000
Changes in operating assets and liabilities:
Increase in other current assets	(514)	(218)	(1,129)
Increase (decrease) in accounts receivable		(653)	(20,145)
Increase in deposits		0	(21,963)
Increase (decrease) in accounts payable	(46,335)	39,391	275,254
Increase (decrease) in accrued expenses	17,041	(10,915)	38,471
Increase (decrease) in loan payable	(25,000)	0	0
Increase (decrease) in related party payables	(94,396)	(26,057)	386,049

Net cash used in operating activities	(1,815,818)	(268,046)	(6,345,188)

Investing activities
Purchases of property and equipment	(148,831)	(56,899)	(357,354)
Payments for patent licenses	(36,768)	(3,630)	(787,744)

Net cash used in investing activities	(185,599)	(60,529)	(1,145,098)

Financing activities
Members’ contributions		780,000	2,685,000
Conversion of members’ contribution			(2,685,000)
Issuance of common stock	1,652,127		14,719,076
Issuance of convertible promissory notes		600,000	2,099,552
Payment of promissory note			(2,202,856)
Payment of offering costs			(2,778,082)

Net cash provided by financing activities	1,652,127	1,380,000	11,837,690

Net increase in cash and cash equivalents	(349,290)	1,051,425	4,347,404
Cash and cash equivalents at beginning of period	4,696,694	9,736

Cash and cash equivalents at end of period	$4,347,404	$1,061,161	$4,347,404

Supplemental disclosures of cash flow information

Cash paid for income taxes	$1,700	$800	$7,400

See accompanying notes to unaudited consolitated financial statements.

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Members’ Defect
From Inception to March 31, 2007 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'	Members'
	Shares	Amount	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001
Members contributions						$100,000
Net loss for the period from inception						(140,996)

Balance at December 31, 2001						(40,996)
Members contributions						250,000
Net loss for the year ended						(390,751)

Balance at December 31, 2002						(181,747)
Members contributions						195,000
Net loss for the year ended						(518,895)

Balance at December 31, 2003						(505,642)
Members contributions						1,110,000
Net loss for the year ended						(854,718)

Activity through December 31, 2001		—	—	$(140,996)	$(40,996)	100,000
Members contributions		—	—	—	250,000	250,000
Net loss for the year ended December 31, 2002		—	—	(390,751)	(390,751)	—

Balance at December 31, 2002		—	—	(531,747)	(181,747)	350,000
Members contributions		—	—	—	195,000	195,000
Net loss for the year ended December 31, 2003		—	—	(518,895)	(518,895)	—

Balance at December 31, 2003		—	—	(1,050,642)	(505,642)	545,000
Members contributions		—	—	—	1,110,000	1,110,000
Net loss for the year ended December 31, 2004		—	—	(854,718)	(854,718)	—

Balance at December 31, 2004		—	—	—		(250,360)
Members contributions		—	—	—		780,000
Net loss for the year ended December 31, 2005		—	—	—		(1,385,745)

Balance at December 31, 2005		—	—	—		(856,105)
Members contributions						250,000
Effect of the Reorganization Transactions	20,000,000	20,000	$2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210	(2,210)		0	—
Offering costs			(2,778,082)		(2,778,082)	—
Warrants issued for equity placement services			1,230,649		1,230,649	—
Warrants issued for services		—	222,077	—	222,077	—
Warrants issued with promissory note		—	637,828	—	637,828	—
Common stock issued for services	1,350,000	1,350	1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436	10,371,512	—	10,381,948	—
Stock-based compensation			842,374		842,374	—
Net loss for the year ended December 31, 2006	—	—	—	(6,583,927)	(6,583,927)	—

Balance at December 31, 2006	33,996,495	33,996	14,537,798	(9,875,032)	4,696,762
Issuance of common stock	1,370,000	1,370	1,650,758		1,652,128
Net loss for the quarter ended March 31, 2007				(1,693,139)	(1,693,139)

Balance at March 31, 2007	35,366,495	$35,366	$16,188,556	$(11,568,171)	$4,655,751	$—

See accompanying notes to unaudited consolidated financial statements.

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
Basis of Presentation
The accompanying Unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310(b) of regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-KSB of International Stem Cell Corporation for the year ended December 31, 2006. When used in these notes, the terms “Company,” “we, “ “us,” or “our” mean International Stem Cell Corporation and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’ audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB.

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
Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at March 31, 2007. See Note 3 for a discussion on the Company’s Patent Licenses.
Recent Accounting Pronouncements
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
Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution. At March 31, 2007, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $4,137,526.

Fair Value of Financial Instruments
The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of March 31, 2007 and December 31, 2006 approximate their fair values due to the short-term nature of those instruments.
Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2007, there were 3,879,813 warrants, 1,286,404 vested stock options and 21,801,096 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III. At year end December 31, 2005, there were no warrants, and no vested stock options or unvested options outstanding.
Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the quarter ended March 31, 2007 and year ended December 31, 2006.
2. Property and Equipment
Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
	Unaudited
Machinery and equipment	$199,624	$138,625
Computer equipment	38,829	30,179
Office equipment	54,718	18,849
Leasehold improvements	64,182	20,869

	357,353	208,522
Accumulated depreciation and amortization	(84,809)	(70,728)

	$272,544	$137.794

3. Patent Licenses
At March 31, 2007 and December 31, 2006, the Company had patent licenses recorded at cost of $787,744 and $750,976 respectively. Patent licenses are amortized on a straight line basis over their patent lives or useful lives which ever is shorter. Amortization of patent licenses at March 31, 2007 and December 31, 2006 amounted to $95,404 and $82,960 respectively.
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
On February 1, 2007, Lifeline entered into an exclusive License Agreement with Neuronascent, Inc. to manufacture and sell specific products covered by the agreement. The agreement required an upfront payment of $35,000.
4. Related Party Payables
The Company has incurred obligations to the following related parties:

	March 31	December 31
	2007	2006

Management fee	$372,741	$467,137
Janus Biologics, LLC	13,308	13,308

	$386,049	$480,445

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

5. Promissory Notes
During the year ended December 31, 2006, in connection with loans to ISC California of $1,202,856. ISC California issued warrants granting the holders the right to acquire 1,202,856 shares of common stock at a price of $0.80 per share. The loans were repaid during December 2006. The Company recognized the value attributable to the warrants in the amount of $637,828 and applied it to additional paid-in capital and a discount against the loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3.25 years, an average risk free interest rate of 5.03%, a dividend yield of 0%, and volatility of 65%. The debt discount attributed to the value of the warrants was $637,828 and upon repayment of the loans was recorded as interest expense.
In addition, a convertible promissory note in the amount of $400,000 issued in payment for patent licenses (see Note 3.) was reduced by a discount in the amount of $52,632 to reflect a 10% fair market rate of interest. The note was repaid before December 31, 2006 and the unamortized discount was recorded as interest expense.
6. Capital Stock
As of March 31, 2007, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2007, the Company has issued and outstanding 35,366,495 shares of common stock and no shares of preferred stock.
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
In November and December of 2006, ISC California issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,442,475. In addition, ISC California issued 555,552 shares of common stock for $500,000
In January and February 2007, ISC California completed final settlement with respect to 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase the number of shares of common stock for $1.00 each.
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
Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of March 31, 2007:

Options Outstanding				Options Exercisable
Weighted Average
Remaining
		Contractual Life	Weighed Average		Weighted Average
Exercise Prices	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price

$1.00	3,087,500	10	$1.00	1,286,404	$1.00

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at March 31, 2007
Granted	3,087,500	$1.00
Exercised	none
Canceled or expired	none
Outstanding at December 31, 2006	3,087,500	$1.00
The weighted-average fair value of stock options vested during the year ended March 31, 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.43%
Expected stock price volatility	84%
Expected dividend payout	0%
Expected option life-years based on management’s estimate	3.75 yrs
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award for the quarter ended March 31, 2007, the Company recognized $112,877 as expenses; $74,145 of this expense is included in the Consolidated Statement of Operations as R&D expense and the remainder is included in General and Administrative expense.
Warrants
For the quarter ended March 31, 2007 Brookstreet Securities Corporation was awarded 274,000 warrants as compensation for their services as placement agent for the raising of equity capital for the quarter. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00. The Company recognized the value attributable to the warrants in the amount of $169,249 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

9. Commitments and Contingencies
Leases
The Company leases office space under a noncancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 1, 2007, are as follows:

Amount

April 1, to December 31, 2007	$123,674
2008	168,558
2009	129,359
2010 and thereafter	144,200

Total	$565,791

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
10. Subsequent Events
None

Item 2. Management’s Discussion and Analysis or Plan of Operation.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 9, 2007. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
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
Plan of Operations
Our overall plan of operations for 2007 is to expand significantly our marketing and sales of cell culture products while continuing to focus on research and commercial product development in the stem cell field. In early 2007, we hired three full-time sales and marketing employees to market our eight existing products as well as the substantial number of additional products that we expect to be released for sale during the coming months.
During 2007, we also will expand our research and manufacturing facility in Oceanside California to accommodate Dr. Revazova and her team of Russian scientists. This team of expert cell culturists will focus on developing ways to change our stem cells into cell types to treat retinal, diabetes and liver disease. The facility, when expanded, also will be able to culture human cells under FDA compliant conditions. In February 2007, we were able to purchase equipment with an original estimated cost in excess of $800,000 for only approximately $42,000, as a result of the liquidation of the federal human genome project. This purchase will enable us to complete the expansion and remodeling of our Oceanside, California facility at one time rather than in several stages, as originally contemplated. We anticipate that the expansion and remodeling will be completed during the first half of 2007.
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

Results of Operations
Revenues
We are a development stage company and have generated nominal revenues, $1,826 for the three months ended March 31, 2007 and $1,752 during the three months ended March 31, 2006.
General and Administrative Expenses
General and administrative expenses were $1,038,659 for the three months ended March 31, 2007, as compared to $125,623 for the three months ended March 31, 2006. The increase was primary do to the Company’s expansion over the past year. This increase also was due to increased costs for brokerage fees, salaries, warrant expense and professional and legal expenses.
Research and Development
Research and development expenses were $623,414 for the three months ended March 31, 2007 as compared to $216,704 for the three months ended March 31, 2006. The increase was the result of expanded R&D operations in the United States.
Marketing Expense
Marketing expense increased to $63,988 for the three months ended March 31, 2007, as compared to $10,285 for the three months ended March 31, 2006. This increase was due to web site development, creation of sales literature, and development of print ads for trade journals.
Net Losses
Our net losses for the three months ended March 31, 2007 were $1,691,990, compared to $357,236 for the three months ended March 31, 2006.
Liquidity and Capital Resources
On February 13, 2007, ISC California completed final settlement of a private placement whereby it sold an aggregate of 11,250,950 shares of our common stock to accredited investors at $1.00 per share, resulting in gross proceeds of $11,250,950.
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
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to and plan to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. We are currently assessing the impact of the adoption of SFAS 159.
Item 3. Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3. Defaults Upon Senior Securities.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Item 5. Other Information.
Not Applicable.
Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB filed on April 9, 2007).
4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).
4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).
4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).
10.1	Employment Agreement, dated December 1, 2006, by and between International Stem Cell and Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 29, 2006).
10.2	Employment Agreement, dated November 1, 2006, by and between International Stem Cell and William B. Adams (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on December 29, 2006).
10.3	Employment Agreement, dated March 27, 2006, by and between International Stem Cell and Jeff Krstich (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on December 29, 2006).
10.4	Employment Agreement, dated October 31, 2006, by and between International Stem Cell and Jeffrey Janus (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on December 29, 2006).
10.5	Advisory Agreement, dated as of October 18, 2006, by and between International Stem Cell and Halter Financial Group, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on December 29, 2006).
10.6	Consulting Agreement, effective as of September 1, 2006, by and between International Stem Cell and Capital Group Communications, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on December 29, 2006).
10.7	Lifeline/ASC Final Settlement Agreement, effective as of June 30, 2006, by and between each of the American Stem Cell Corporation Parties (which include American Stem Cell Corporation Kenneth Swaisland, Ken Sorensen, Milton Datsopoulos, Michael McClain, Array Capital, Catalytix LDC, Catalytix Life Sciences Hedge, Avion Holdings, Inc., jointly and severally) and the Lifeline Parties (which include Lifeline Cell Technology, LLC (“Lifeline”), Jeffrey Janus, William B. Adams, Kenneth C. Aldrich, jointly and severally) (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on December 29, 2006).

Exhibit
Number	Description

10.8	Promissory Note, dated as of June 30, 2006, by Lifeline in favor of American Stem Cell Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on December 29, 2006).
10.9	First Amendment to Exclusive License Agreement (ACT IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 29, 2006).
10.10	First Amendment to Exclusive License Agreement (UMass IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 29, 2006).
10.11	First Amendment to Exclusive License Agreement (Infigen IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 29, 2006).
10.12	Exclusive License Agreement (Infigen IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on December 29, 2006).
10.13	Exclusive License Agreement (ACT IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on December 29, 2006).
10.14	Exclusive License Agreement (UMass IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 29, 2006).
10.15	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on December 29, 2006).
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 15, 2007	By:	/s/ Jeff Krstich
		Name:	Jeff Krstich
		Title:	Chief Executive Officer and Director

	By:	/s/ William B. Adams
		Name:	William B. Adams
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.