Form 10KSB/A
period 2006-12-31
International Stem Cell CORP
filed 2007-06-27
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $2,828
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $67,384,371 based on the last price at which the shares were sold on March 15, 2007 of $2.55 per share.
Number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2007:
          Common Stock: 35,366,495
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Explanatory Note
We are amending this Annual Report on form 10-KSB/A to reflect restatements to our consolidated statements of operations and cash flows, and revisions to certain footnote disclosures. Detailed information regarding the effect of the restatement on our results of operations and cash flows and disclosures is provided in Note 11 of the Notes to Consolidated Financial Statements, included in this report. All financial information contained in this Annual Report on Form 10-KSB/A gives effect to this restatement. Financial information included in the reports on Form 10-KSB and Form 10-QSB previously filed by International Stem Cell Corporation and the related opinions of our independent registered public accounting firm for all periods ended on or before December 31, 2006 should not be relied upon and are superseded in their entirety by the information in this Annual Report on Form 10-KSB/A.
Other Revisions in this Amended Annual Report
We have modified the disclosures presented in our original Annual Report on Form 10-KSB for the year ended December 31, 2006, to reflect the effects of the restatement of our consolidated financial statements and have modified or updated certain other information as discussed below. However, this amended Annual Report on Form 10-KSB/A does not reflect all events occurring after the original filing of the 2006 Form 10-KSB or modify or update all the disclosures affected by subsequent events. Information not modified or updated in this Report reflects the disclosures made at the time of the original filing of the Form 10-KSB on April 9, 2007. Accordingly, this amended Annual Report on Form 10-KSB/A should be read in conjunction with our Registration Statement on Form SB-2, including any amendments thereto, our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the Securities and Exchange Commission subsequent to the date of the original filing of the 2006 Form 10-KSB, provided that you should not rely on any financial information in our previous filings as noted above. The following items have been amended as a result of the restatement:
Part II — Item 6 — Management’s Discussion and Analysis or Plan of Operation
Part II — Item 7 — Financial Statements
Part II — Item 8A — Controls and Procedures
In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-KSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-KSB/A contains forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis or Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.
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
Results of Operations
Revenues
We are a development stage company and have generated nominal revenues, $2,828 for the year ended December 31, 2006 and $158 during the year ended December 31, 2005. We earn revenue through the sale of research materials. Sales through March 31, 2007 were not material. The Company has increased its sales force and is in the process of introducing new products into the market. The Company recognizes sales when product is shipped to the customer and title has passed. The Company is currently recognizing direct cost of sales which are also not material at this time.
General and Administrative Expenses
General and administrative expenses were $3,731,341 for the year ended December 31, 2006, as compared to $428,450 for the year ended December 31, 2005. The increase principally was due to costs of a private placement of securities during 2006, the costs of certain consulting agreements entered into during the year and the issuance of common stock and warrants to purchase common stock in exchange for services during the year. Included in general and administrative expenses for 2006 in connection with the private placement were $102,237 in legal fees relating to the private placement. In addition, during 2006 we entered into three consulting agreements pursuant to which we paid $450,000 cash and issued common stock valued at $1,350,000. During 2006, we also issued warrants to various persons as partial consideration for usually accounted for as interest expense.
Research and Development
Research and development expenses were $1,858,458 for 2006 as compared to $837,375 for the year ended December 31, 2005. The increase was the result of expanded R&D operations in both Russia and the United States. The Oceanside, California location was significantly improved and additional employees were hired during 2006.
R&D operations consisted primarily of the development of additional stem cell lines through parthenogenesis, the development of new techniques of parthenogenesis, and the development of research products for sale. Expenses related to these projects have not been separately accounted for on our books as yet since the research involved often involves multiple projects, including the use of the same employees and equipment for multiple purposes.
The development of cells for therapeutic use will be an ongoing endeavor for many years and it is impossible to make any meaningful estimate of the nature and timing of costs related thereto. Future R&D related to research cells and media products will be ongoing as products are developed and offered for sale and will be accounted for separately at such time as specific allocations can be meaningfully made based on demand and sales. We have not yet reached that stage of development. The project at UCI previously described will be the first for which separate allocation will be feasible.
Other than with respect to the research agreement described previously, no specific completion dates have been established for any particular project since most of our work is experimental. No revenues are expected from any R&D efforts directed toward cell based therapy for several years and may never develop if our research is not successful. Some revenues are expected from research cells and media, but it is too early in our history to make meaningful predictions as to the amount of such revenues.
Marketing expense
Marketing expense increased to $97,924 for 2006, as compared to $36,361 for the year ended December 31, 2005. During the current year ISC launched eight new products and is in the process of adding several additional products for sale.
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
Until November 7, 2008, Brookstreet has the right to designate an independent person with relevant business experience to serve on our board of directors and as a member of either our audit or compensation committee, or at Brookstreet’s option, as a non-voting adviser to the board of directors. As of the date of this Annual Report on Form 10-KSB/A, Brookstreet has not exercised this right.
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
The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-KSB/A.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our Chief Executive and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.
Subsequent to this reporting period, it was determined that certain errors were made in classifying the amortization of license fees in the statements of operations, and in classifying items in our statements of cash flows. Additionally, certain disclosures in the notes to our consolidated financial statements were incorrect or insufficient. Management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of December 31, 2006 and concluded that they were not effective. We are restating our financial statements for the years ended December 31, 2006 and 2005 and from inception through December 31, 2006. We are also restating our financial statements for the quarterly periods ended March 31, 2007 and 2006 and from inception through March 31, 2007. We are amending our quarterly and annual reports on forms 10-QSB and 10-KSB for the affected periods.
Our board of directors is currently working towards implementing significant changes in our internal controls over financial reporting that are expected to materially affect such controls. We have retained a consultant to recommend for implementation specific disclosure controls and procedures to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Dated: June 27, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ Kenneth C. Aldrich Kenneth C. Aldrich	Chairman of the Board	June 27, 2007
/s/ Jeff Krstich Jeff Krstich	Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2007
/s/ Jeffrey Janus Jeffrey Janus	President and Director	June 27, 2007
/s/ William B. Adams William B. Adams	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	June 27, 2007
/s/ Donald A. Wright Donald A. Wright	Director	June 27, 2007

Financial Statements
International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
International Stem Cell Corporation
(A Development Stage Company)
Los Angeles, California
We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and subsidiary (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ deficit and stockholders’ equity and cash flows for each of the years then ended and for the period from inception (August 17, 2001) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in note 11 to the consolidated financial statements, the consolidated statements of operations and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (August 17, 2001) through December 31, 2006 have been restated.
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
/s/ Vasquez & Company LLP
Los Angeles, California
March 30, 2007 (except for notes, 1, 6, 8, 9 and 11, as to
which the date is June 18, 2007)

Financial Statements
INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$4,696,694	$33,305
Other current assets	20,759	218

Total current assets	4,717,453	33,523

Property and equipment, net	137,794	101,586
Patent licenses, net	668,016	717,142
Deposits and other assets	21,963	2,025

Total assets	$5,545,226	$854,276

Liabilities, Members’ Deficit and Stockholders’ Equity
Current liabilities
Accounts payable	$321,589	$43,823
Accrued expenses	21,430	45,393
Promissory note	—	600,000
Loan Payable	25,000	—
Related party payable	480,445	673,797

Total current liabilities	848,464	1,363,013
Promissory notes	—	347,368

Total liabilities	848,464	1,710,381

Members’ deficit	—	(856,105)
Stockholders’ equity
Capital stock, $0.001 par value 200,000,000 shares authorized, 33,996,495 issued.	33,996	—
Preferred stock, 20,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	14,537,798	—
Deficit accumulated during the development stage	(9,875,032)	—

Total members’ deficit and stockholders’ equity	4,696,762	(856,105)

Total liabilities, members’ deficit and stockholders’ equity	$5,545,226	$854,276

See accompanying notes to consolidated financial statements

Financial Statements
INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

			Inception
			(August 2001)
			through
	Year Ended December 31,		December 31
	2006	2005	2006
	(Restated)	(Restated)	(Restated)
Sales	$2,828	$158	$2,986
Cost of Sales	30,825	47	30,872

Gross Profit	(27,997)	111	(27,886)

Development expenses
Research and development	1,858,458	837,375	3,888,965
Marketing	97,924	36,361	136,448
General and administrative	3,731,341	428,450	4,743,534

Total development expenses	5,687,723	1,302,186	8,768,947

Loss from development activities	(5,715,720)	(1,302,075)	(8,796,833)

Other income (loss)
Settlement with related company	(93,333)	—	(93,333)
Miscellaneous Income	435	5,045	5,480
Interest Income	22,146	405	22,590
Interest Expense	(806,155)	(96,120)	(1,026,323)
Sublease income	10,400	7,800	19,087

Total other loss	(866,507)	(82,870)	(1,072,499)

Loss before tax	(6,582,227)	(1,384,945)	(9,869,332)
Provision for taxes	1,700	800	5,700

Net loss	$(6,583,927)	$(1,385,745)	$(9,875,032)

Net loss per common share - basic and diluted (Note I)	($0.28)	($0.07)	n/a
Weighted average shares - basic and diluted	23,136,695	18,700,824	n/a
See accompanying notes to consolidated financial statements

Financial Statements
INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Members’ Deficit and Stockholders’ Equity
From Inception to December 31, 2006

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Members’
	Shares	Amount	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001	—	—	—	—	—	—
Members contributions	—	—	—	—	—	$100,000
Net loss for the period from inception	—	—	—	—	—	(140,996)

Balance at December 31, 2001	—	—	—	—	—	(40,996)
Members contributions	—	—	—	—	—	250,000
Net loss for the year ended	—	—	—	—	—	(390,751)

Balance at December 31, 2002	—	—	—	—	—	(181,747)
Members contributions	—	—	—	—	—	195,000
Net loss for the year ended	—	—	—	—	—	(518,895)

Balance at December 31, 2003	—	—	—	—	—	(505,642)
Members contributions	—	—	—	—	—	1,110,000
Net loss for the year ended	—	—	—	—	—	(854,718)

Balance at December 31, 2004	—	—	—	—	—	(250,360)
Members contributions	—	—	—	—	—	780,000
Net loss for the year ended December 31, 2005	—	—	—	—	—	(1,385,745)

Balance at December 31, 2005	—	—	—	—	—	(856,105)
Members contributions	—	—	—	—	—	250,000
Effect of the Reorganization Transactions	20,000,000	$20,000	$2,665,000	$(3,291,105)	$(606,105)	606,105
BTHC transactions	2,209,993	2,210	(2,210)	—	—	—
Offering costs	—	—	(2,778,082)	—	(2,778,082)	—
Warrants issued for equity placement services	—	—	1,230,649	—	1,230,649	—
Warrants issued for services	—	—	222,077	—	222,077	—
Warrants issued with promissory note	—	—	637,828	—	637,828	—
Common stock issued for services	1,350,000	1,350	1,348,650	—	1,350,000	—
Issuance of common stock	10,436,502	10,436	10,371,512	—	10,381,948	—
Stock-based compensation	—	—	842,374	—	842,374	—
Net loss for the year ended December 31, 2006	—	—	—	(6,583,927)	(6,583,927)	—

Balance at December 31, 2006	33,996,495	$33,996	$14,537,798	$(9,875,032)	$4,696,762	$—

See accompanying notes to consolidated financial statements

Financial Statements
INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

			Inception
			(August
			2001)
			through
	Year ended December 31,		December 31,
	2006	2005	2006
	(Restated)		(Restated)

Cash flows from operating activities
Net loss	$(6,583,927)	$(1,385,745)	$(9,875,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,664	54,716	153,689
Accretion of discount on notes payable	52,632	32,926	103,304
Accretion of discount on bridge loans	637,828	—	637,828
Non-cash warrants for services	222,077	—	222,077
Non-cash compensation expense	842,374	—	842,374
Common stock issued for services	1,350,000	—	1,350,000
Changes in operating assets and liabilities:
Increase in other current assets	(20,542)	(218)	(20,760)
Increase in deposits	(19,938)	—	(21,963)
Increase in accounts payable	277,766	39,391	321,589
Increase (decrease) in accrued expenses	(23,963)	(10,915)	21,430
Increase in loan payable	25,000	—	25,000
Increase (decrease) in related party payables	(193,352)	(26,057)	480,445

Net cash used in operating activities	(3,352,380)	(1,295,902)	(5,760,018)

Investing activities
Purchases of property and equipment	(68,096)	(56,899)	(208,523)
Payments for patent licenses	(650)	(3,630)	(750,976)

Net cash used in investing activities	(68,746)	(60,529)	(959,499)

Financing activities
Proceeds from members’ contribution	250,000	780,000	2,685,000
Issuance of common stock	10,381,948	—	10,381,948
Issuance of convertible promissory notes	—	600,000	2,099,552
Payment of promissory notes	(1,000,000)	—	(2,202,856)
Payment of offering costs	(1,547,433)	—	(1,547,433)

Net cash provided by financing activities	8,084,515	1,380,000	11,416,201

Net increase in cash and cash equivalents	4,663,389	23,569	4,696,694
Cash and cash equivalent at beginning of period	33,305	9,736	—

Cash and cash equivalent at end of period	$4,696,694	$33,305	$4,696,694

Supplemental disclosures of cash flow information
Cash paid for interest	$115,695	$100,156	$224,214

Cash paid for income taxes	$1,700	$800	$5,700

Non-cash financing activities:
Warrants issued with promissory notes	$637,828	$—	$637,828

Warrants issued for placement agent services	$1,230,649	$—	$1,230,649

See accompanying notes to consolidated financial statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Notes to consolidated financial statements
1. Organization and Significant Accounting Policies
BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (Restated)
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
Patent Licenses
Patent licenses, net, consists of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $750,976 and $750,325 at December 31, 2006 and 2005, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $49,776 and $33,184 for the years ended December 31, 2006 and 2005, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 3.
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
Product Sales
Revenue from product sales is recognized when products are shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated returns.
Cost of Sales
Cost of sales consists primarily of costs and expenses for salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials, overhead and occupancy costs. Certain of the agreements under which the Company has licensed technology will require the payment of royalties based on the sale of its future products. Such royalties will be recorded a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products will be classified as a component of cost of sales to the extent such payments become due in the future.
Research and Development Costs
Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits associated with research and development personnel; overhead and occupancy; contract services; and amortization of technology used in research and development with alternative future uses.
Registration Payment Arrangements
The Company adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), on January 1, 2007. FSP EITF 00-19-2 requires that companies separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to affect a registration of securities.
Prior to the adoption of FSP EITF 00-19-2, the Company accounted for derivative instruments indexed to its own stock, including freestanding warrants, and related registration rights as separate arrangements. Accordingly, the adoption of EITF 00-19-2 had no impact on the consolidated financial position, operations or cash flows of the Company.
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
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.
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
In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. We are currently assessing the potential impact that adoption of FASB 158 may have on our financial statements.
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
Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution. At December 31, 2006, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $5,521,025.
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
2. Property and Equipment
Property and equipment consists of the following:

	December 31, 2006	December 31, 2005

Machinery and equipment	$138,625	$115,516
Computer equipment	30,179	10,887
Office equipment	18,849	4,117
Leasehold improvements	20,869	9,906

	208,522	140,426

Accumulated depreciation and amortization	(70,728)	(38,840)

	$137,794	$101,586

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
On May 14, 2004, Lifeline amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: Infigen IP, UMass IP and ACT IP, which terms are summarized below. The license fees aggregate a total of $400,000 and are secured by separate convertible promissory notes. The notes bear no interest unless they are not repaid at maturity, in which event they shall thereafter bear interest at an annual rate equal the lesser of 10% or the maximum non-usurious rate legally allowed.

The notes could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2006 ACT elected to receive payment and was paid in cash in lieu of conversion of the notes.

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
6. Capital Stock (Restated)
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
In November and December of 2006, ISC California issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,334,515, net of cash expenses totalling $1,547,433. In addition, ISC California issued 555,552 shares of common stock for $500,000. The holders of the shares are entitled to the following registration rights with respect to the shares: (1) the Company must file a registration statement for the resale of the shares within 60 days from final closing date of February 13, 2007; (2) the registration statement must be declared effective by the SEC no later than 150 days from the final closing date of February 13, 2007; (3) the Company must reply to SEC staff comments within 30 days of receipt; and (4) the Company must maintain the effectiveness of the registration statement for 12 months from the final closing date of February 13, 2007. The first day after failing to perform any of the above is known as the first determination date. The Company is required to deliver penalty shares equal to 1% of the original number of shares entitled to such registration rights, 30 days after the first determination date, and additional shares equal to 1% of the original number of shares entitled to such registration rights each week thereafter, not to exceed 10% except with respect to replying to SEC staff comments within 30 days, which shall not exceed 20%. The Company filed its registration statement on Form SB-2 within 60 days from the final closing and believes the effect of the above penalties are remote. The Company periodically reviews its obligations and corresponding penalties under FAS 5, Accounting for Contingencies, and FSP EITF 00-19-2. Paragraph B9 of FSP EITF 00-19-2, states that entities should recognize and measure the contingent obligation to transfer consideration under a registration payment arrangement using the guidance in Statement 5, instead of requiring that a liability be recognized and measured at fair value at inception.
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
8. Stock Options and Warrants (Restated)
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
Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of December 31, 2006 :

Options Outstanding				Options Exercisable
		Weighted Average	Weighed		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$1.00	3,087,500	10	$1.00	1,087,500	$1.00

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005	—	—
Granted	3,087,500	$1.00
Exercised	none	—
Canceled or expired	none	—

Outstanding at December 31, 2006	3,087,500	$1.00

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

Warrants
As of December 31, 2006 Brookstreet Securities Corporation had earned 1,976,190 warrants as partial compensation for their services as placement agent for the raising of equity capital and 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,077 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1,230,649. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9,881,950 and are offset by cash offering costs of $1,547,433 as well as the non-cash offering cost of $1,230,649 related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, an average risk free interest rate of 4.70% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.
Additionally, in 2006, the Company issued warrants to purchase 1,202,856 shares of common stock in connection with certain financing transactions. See note 5 for further details.
9. Commitments and Contingencies (Restated)
Leases
The Company leases office space under a noncancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 1, 2007, are as follows:

Amount
2007	$149,668
2008	154,158
2009	113,859
2010	94,800
2011	64,134

Total	$576,618

American Stem Cell Corporation (“ASC”)
On June 30, 2006 ASC, the members of Lifeline and Lifeline entered into a Final Settlement Agreement to resolve certain disputes that had arisen regarding prior agreements among the parties and to resolve all rights and obligations between such parties. Pursuant to the Final Settlement Agreement, (i) the members of Lifeline transferred to ASC all 15.5 million shares of ASC Common Stock held by them, and (ii) all promissiory notes previously issued by Lifeline in favor of ASC, and all other debt owed by Lifeline to ASC, were replaced by a new amended and restated promissory note by Lifeline to ASC in the amount of $500,000. The terms of the promissory note specified a maturity date of June 30, 2007 and that early repayments are required when Lifeline consummates equity financing in excess of $2,000,000 prior to the maturity date, Lifeline shall make partial early repayment of the note in an amount equal to 10% of such financing up to the amount of $500,000. The note was paid in full December 21, 2006.

10. Subsequent Events (unaudited)
In January and February 2007, the Company issued 1,370,000 shares of its common stock at $1.00 per share in exchange for $1,157,125 net of cash fees and expenses. In connection with the sale of shares, the Company issued 274,000 warrants, which entitles the holder thereof to purchase the number of shares of common stock for $1.00 each.
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
11. Restatement of Consolidated Financial Statements
The Company is restating its previously issued consolidated financial statements for the years ended December 31, 2006 and 2005, and for the period from Inception through December 31, 2006, for the following reason: amortization of license fees for technology used in research projects with alternative future uses erroneously charged to general and administrative expenses.
The following is a summary of the restatements for the year ended December 31, 2006:

License fee amortization erroneously classified as general and administrative expense	$49,776

The effect on the Company’s previously issued 2006 financial statements is summarized as follows:

	As Previously	Increase
	Reported	(Decrease)	Restated
Balance Sheet Data:
Total assets	$5,545,226	$—	$5,545,226
Total liabilities	848,464	—	848,464
Total stockholders’ equity	4,696,762	—	4,696,762

Statement of Operations Data:
Research and development expense	1,808,682	49,776	1,858,458
General and administrative expense	3,781,117	(49,776)	3,731,341
Total development expenses	5,687,723	—	5,687,723
Net loss	$(6,583,927)	$—	$(6,583,927)
The following is a summary of the restatements for the year ended December 31, 2005:

License fee amortization erroneously classified as general and administrative expense	$33,184

The effect on the Company’s previously issued 2005 financial statements is summarized as follows:

	As Previously	Increase
	Reported	(Decrease)	Restated
Balance Sheet Data:
Total assets	$854,276	$—	$854,276
Total liabilities	1,710,381	—	1,710,381
Total members’ deficit	(856,105)	—	(856,105)

Statement of Operations Data:
Research and development expense	804,191	33,184	837,375
General and administrative expense	461,634	(33,184)	428,450
Total development expenses	1,302,186	—	1,302,186
Net loss	$(1,385,745)	$—	$(1,385,745)

The following is a summary of the restatements for the period from Inception to December 31, 2006:

License fee amortization erroneously classified as general and administrative expense	$82,960

The effect on the Company’s previously issued Inception to December 31, 2006 financial statements is summarized as follows:

	As Previously	Increase
	Reported	(Decrease)	Restated
Balance Sheet Data:
Total assets	$5,545,226	$—	$5,545,226
Total liabilities	848,464	—	848,464
Total stockholders’ equity	4,696,762	—	4,696,762

Statement of Operations Data:
Research and development expense	3,806,005	82,960	3,888,965
General and administrative expense	4,826,494	(82,960)	4,743,534
Total development expenses	8,768,947	—	8,768,947
Net loss	$(9,875,032)	$—	$(9,875,032)
Additionally, reclassifications have been made to the Company’s previously issued consolidated statements of cash flows to correct classifications of cash flows between operating and financing activities and to remove certain non-cash transactions from the consolidated statement of cash flows for the year ended December 31, 2006 and for the period from inception to December 31, 2006.
The Company has also supplemented its previous disclosure of accounting policies by adding disclosures regarding revenue recognition, cost of sales, research and development costs, and registration payment arrangements. Information regarding our policies with respect to patent licenses, our calculation of net loss per share, and the our pro forma basis of presentation was relocated from notes 3, 8 and 11, respectively, to note 1 to provide prominent presentation of all of the Company’s significant accounting policies. A correction regarding the amount of cash held in excess of the FDIC limit was made in note 1. Clarification regarding the cash proceeds of ISC California’s private placement and a correction to the cash amount raised was made in note 6. The number of options exercisable at December 31, 2006 was corrected in note 8. Note 8 was further amended to refer to warrants described in note 5, such that information regarding all outstanding warrants is now included in note 8. The schedule of lease commitments in note 9 was amended to separately disclose commitments due in 2010 and 2011, and to exclude a lease commitment entered into subsequent to December 31, 2006. This commitment is properly disclosed in note 10. Note 9 was further amended to clarify the ownership of certain shares of ASC.

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Form of Specimen Common Stock Certificate.

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.