Form 10QSB/A
period 2007-03-31
International Stem Cell CORP
filed 2007-06-27
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

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
YES ☐ NO ☑

Explanatory Note

We are amending this Quarterly Report on form 10-QSB/A to reflect restatements to our consolidated statements of operations and cash flows, and revisions to certain footnote disclosures. Detailed information regarding the effect of the restatement on our results of operations and cash flows and disclosures is provided in Note 11 of the Notes to Consolidated Financial Statements, included in this report. All financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to this restatement.

Other Revisions in this Amended Quarterly Report

We have modified the disclosures presented in our original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, to reflect the effects of the restatement of our consolidated financial statements and have modified or updated certain other information as discussed below. However, this amended Quarterly Report on Form 10-QSB/A does not reflect all events occurring after the original filing of the March 31, 2007 Form 10-QSB or modify or update all the disclosures affected by subsequent events. Information not modified or updated in this Report reflects the disclosures made at the time of the original filing of the Form 10-QSB. Accordingly, this amended Quarterly Report on Form 10-QSB/A should be read in conjunction with our Registration Statement on Form SB-2, including any amendments thereto, our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the Securities and Exchange Commission subsequent to the date of the original filing of the March 31, 2007 Form 10-QSB. The following items have been amended as a result of the restatement:

Part I — Item 1 — Financial Statements

Part I — Item 2 — Management’s Discussion and Analysis or Plan of Operation

Part I — Item 3 — Controls and Procedures

In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited, Restated)

ASSETS
Current assets:
Cash and cash equivalents	$4,347,404	$4,696,694
Other current assets	21,274	20,759

Total current assets	4,368,678	4,717,453

Property and equipment, net	272,544	137,794
Patent licenses, net	692,340	668,016
Deposits and other assets	21,963	21,963

Total assets	$5,355,525	$5,545,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,254	$321,589
Accrued expenses	38,471	21,430
Loan Payable	—	25,000
Related party payable	386,049	480,445

Total current liabilities	699,774	848,464

Total liabilities	699,774	848,464

Stockholders’ equity
Common stock, $0.001 par value 200,000,000 shares authorized, 35,366,495 and 33,996,495 issued at March 31, 2007 and December 31, 2006, respectively	35,366	33,996
Additional paid-in capital	15,806,432	14,537,798
Deficit accumulated during the development stage	(11,186,047)	(9,875,032)

Total stockholders’ equity	4,655,751	4,696,762

Total liabilities and stockholders’ equity	$5,355,525	$5,545,226

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

			Inception
	Three months ended March 31,		(August 2001) through
	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)

Sales	$1,826	$1,752	$4,812
Cost of Sales	4,525	2,527	35,397

Gross Profit	(2,699)	(775)	(30,585)

Development expenses:
Research and development	635,943	229,148	4,524,908
Marketing	63,988	10,285	200,436
General and administrative	645,155	113,179	5,388,689

Total development expenses	1,345,086	352,612	10,114,033

Loss from development activities	(1,347,785)	(353,387)	(10,144,618)

Other income (expense)
Settlement with related company	—	—	(93,333)
Miscellaneous income	548	275	6,028
Dividend income	45,847	—	45,847
Interest income	11	7	22,601
Interest expense	(13,678)	(6,931)	(1,040,001)
Sublease income	4,042	2,800	23,129

Total other loss	36,770	(3,849)	(1,035,729)

Loss before tax	(1,311,015)	(357,236)	(11,180,347)

Provision for taxes	—	—	5,700

Net loss	$(1,311,015)	$(357,236)	$(11,186,047)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)

Weighted average shares - basic and diluted	35,139,467	19,998,353

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

			Inception
	Three months ended March 31,		(August 2001) through
	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(1,311,015)	$(357,236)	$(11,186,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,524	54,716	180,213
Accretion of discount on notes payable	—	32,926	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash compensation expense	112,879	—	955,253
Common stock issued for services	—	—	1,350,000
Changes in operating assets and liabilities:
Increase in other current assets	(514)	(218)	(1,129)
Increase in accounts receivable	—	(653)	(20,145)
Increase in deposits	—	—	(21,963)
Increase (decrease) in accounts payable	(46,335)	39,391	275,254
Increase (decrease) in accrued expenses	17,041	(10,915)	38,471
Increase (decrease) in loan payable	(25,000)	—	—
Increase (decrease) in related party payables	(94,396)	(26,057)	386,049

Net cash used in operating activities	(1,320,816)	(268,046)	(7,080,835)

Investing activities
Purchases of property and equipment	(148,831)	(56,899)	(357,354)
Payments for patent licenses	(36,768)	(3,630)	(787,744)

Net cash used in investing activities	(185,599)	(60,529)	(1,145,098)

Financing activities
Members’ contributions	—	780,000	2,685,000
Issuance of common stock	1,370,000	—	11,751,948
Issuance of convertible promissory notes	—	600,000	2,099,552
Payment of promissory note	—	—	(2,202,856)
Payment of offering costs	(212,875)	—	(1,760,308)

Net cash provided by financing activities	1,157,125	1,380,000	12,573,336

Net increase in cash and cash equivalents	(349,290)	1,051,425	4,347,404
Cash and cash equivalents at beginning of period	4,696,694	9,736	—

Cash and cash equivalents at end of period	$4,347,404	$1,061,161	$4,347,404

Supplemental disclosures of cash flow information

Cash paid for interest	$13,678	$6,931	$237,894

Cash paid for income taxes	$1,700	$800	$7,400

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placement agent services	$169,249	$—	$1,399,898

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Members’ Deficit and Stockholders’ Equity
From Inception to March 31, 2007 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Members’
	Shares	Amount	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001	—	—	—	—	—	—
Members contributions	—	—	—	—	—	$100,000
Net loss for the period from inception	—	—	—	—	—	(140,996)

Balance at December 31, 2001	—	—	—	—	—	(40,996)
Members contributions	—	—	—	—	—	250,000
Net loss for the year ended	—	—	—	—	—	(390,751)

Balance at December 31, 2002	—	—	—	—	—	(181,747)
Members contributions	—	—	—	—	—	195,000
Net loss for the year ended	—	—	—	—	—	(518,895)

Balance at December 31, 2003	—	—	—	—	—	(505,642)
Members contributions	—	—	—	—	—	1,110,000
Net loss for the year ended	—	—	—	—	—	(854,718)

Balance at December 31, 2004	—	—	—	—	—	(250,360)
Members contributions	—	—	—	—	—	780,000
Net loss for the year ended December 31, 2005	—	—	—	—	—	(1,385,745)

Balance at December 31, 2005	—	—	—	—	—	(856,105)
Members contributions	—	—	—	—	—	250,000
Effect of the Reorganization Transactions	20,000,000	$20,000	$2,665,000	$(3,291,105)	$(606,105)	606,105
BTHC transactions	2,209,993	2,210	(2,210)	—	0	—
Offering costs	—	—	(2,778,082)	—	(2,778,082)	—
Warrants issued for equity placement services	—	—	1,230,649	—	1,230,649	—
Warrants issued for services	—	—	222,077	—	222,077	—
Warrants issued with promissory note	—	—	637,828	—	637,828	—
Common stock issued for services	1,350,000	1,350	1,348,650	—	1,350,000	—
Issuance of common stock	10,436,502	10,436	10,371,512	—	10,381,948	—
Stock-based compensation	—	—	842,374	—	842,374	—
Net loss for the year ended December 31, 2006	—	—	—	(6,583,927)	(6,583,927)	—

Balance at December 31, 2006	33,996,495	33,996	14,537,798	(9,875,032)	4,696,762	—
Offering costs (Restated)	—	—	(382,124)	—	(382,124)	—
Warrants issued for equity placement services (Restated)	—	—	169,249	—	169,249	—
Issuance of common stock (Restated)	1,370,000	1,370	1,368,630	—	1,370,000	—
Stock-based compensation (Restated)	—	—	112,879	—	112,879	—
Net loss for the quarter ended March 31, 2007 (Restated)	—	—	—	(1,311,015)	(1,311,015)	—

Balance at March 31, 2007 (Restated)	35,366,495	$35,366	$15,806,432	$(11,186,047)	$4,655,751	$—

See accompanying notes to unaudited consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Notes to consolidated financial statements
(Unaudited)
1. Organization and Significant Accounting Policies (Restated)
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
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310(b) of regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-KSB/A of International Stem Cell Corporation for the year ended December 31, 2006. When used in these notes, the terms “Company,” “we, “ “us,” or “our” mean International Stem Cell Corporation and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’ audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB/A.

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
Patent Licenses
Patent licenses, net, consists of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $787,744 and $750,976 at March 31, 2007 and December 31, 2006, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $12,444 for each of the quarters ended March 31, 2007 and 2006, and is included in research and development expense. Additional information regarding patent licenses is included in Note 3.
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
Income Taxes
Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes , which requires the use of the liability method for deferred income taxes.
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
Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2007, there were 3,879,813 warrants, 1,286,404 vested stock options and 1,801,096 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III. At March 31, 2006, there were no warrants, and no vested stock options or unvested options outstanding.
Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the quarters ended March 31, 2007 and 2006 or the period from inception through March 31, 2007.
2. Property and Equipment
Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
	Unaudited
Machinery and equipment	$199,624	$138,625
Computer equipment	38,829	30,179
Office equipment	54,718	18,849
Leasehold improvements	64,182	20,869

	357,353	208,522
Accumulated depreciation and amortization	(84,809)	(70,728)

	$272,544	$137,794

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
In addition, a convertible promissory note in the amount of $400,000 issued in payment for patent licenses (see Note 3) was reduced by a discount in the amount of $52,632 to reflect a 10% fair market rate of interest. The note was repaid before December 31, 2006 and the unamortized discount was recorded as interest expense.
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
In November and December of 2006, ISC California issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,334,551, net of cash expenses totalling $1,547,433. In addition, ISC California issued 555,552 shares of common stock for $500,000.
In January and February 2007, ISC California completed final settlement with respect to 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase the number of shares of common stock for $1.00 each.
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
Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of March 31, 2007:

Options Outstanding				Options Exercisable
Weighted Average
Remaining
		Contractual Life	Weighed Average		Weighted Average
Exercise Prices	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price

$1.00	3,087,500	10	$1.00	1,286,404	$1.00

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	3,087,500	$1.00
Granted	none
Exercised	none
Canceled or expired	none
Outstanding at March 31, 2007	3,087,500	$1.00
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
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award for the quarter ended March 31, 2007, the Company recognized $112,879 as expenses; $74,145 of this expense is included in the Consolidated Statement of Operations as R&D expense and the remainder is included in General and Administrative expense.
Warrants
For the quarter ended March 31, 2007 Brookstreet Securities Corporation was awarded 274,000 warrants as compensation for their services as placement agent for the raising of equity capital for the quarter. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00. The Company recognized the value attributable to the warrants in the amount of $169,249 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

9. Commitments and Contingencies (Restated)
Leases
The Company leases office space under a noncancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 1, 2007, are as follows:

Amount

April 1, to December 31, 2007	$123,674
2008	168,558
2009	129,359
2010	96,100
2011	64,134

Total	$581,825

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
10. Subsequent Events
None
11. Restatement of Unaudited Consolidated Financial Statements
The Company is restating its previously issued consolidated financial statements for the quarters ended March 31, 2007 and 2006 and for the period from inception through March 31, 2007 for the following reasons: offering costs erroneously charged to general and administrative expense, amortization of license fees for technology used in research projects with alternative future uses erroneously charged to general and administrative expenses.
The following is a summary of the restatements for the quarter ended March 31, 2007:

Offering costs erroneously charged to expense	$382,124

License fee amortization erroneously classified as general and administrative expense	$12,444

The effect on the Company’s previously issued financial statements is summarized as follows:

	As Previously	Increase
	Reported	(Decrease)	Restated
Balance Sheet Data:
Total assets	$5,355,525	$—	$5,355,525
Total liabilities	699,774	—	699,774
Additional paid-in capital	16,188,556	(382,124)	15,806,432
Total stockholders’ equity	4,655,751	—	4,655,751

Statement of Operations Data:
Research and development expense	623,499	12,444	635,943
General and administrative expense	1,039,723	(394,568)	645,155
Total development expenses	1,727,210	(382,124)	1,345,086
Net loss	$(1,693,139)	$382,124	$(1,311,015)

The following is a summary of the restatements for the quarter ended March 31, 2006:

License fee amortization erroneously classified as general and administrative expense	$12,444

The effect on the Company’s previously issued financial statements is summarized as follows:

	As Previously	Increase
	Reported	(Decrease)	Restated
Statement of Operations Data:
Research and development expense	$216,704	$12,444	$229,148
General and administrative expense	125,623	(12,444)	113,179
Total development expenses	352,612	—	352,612
Net loss	$(357,236)	$—	$(357,236)
The following is a summary of the restatements for the period from inception through March 31, 2007:

Offering costs erroneously charged to expense	$382,124

License fee amortization erroneously classified as general and administrative expense	$95,404

The effect on the Company’s previously issued financial statements is summarized as follows:

	As Previously	Increase
	Reported	(Decrease)	Restated
Balance Sheet Data:
Total assets	$5,355,525	$—	$5,355,525
Total liabilities	699,774	—	699,774
Additional paid-in capital	16,188,556	(382,124)	15,806,432
Total stockholders’ equity	4,655,751	—	4,655,751

Statement of Operations Data:
Research and development expense	4,429,504	95,404	4,524,908
General and administrative expense	5,866,217	(477,528)	5,388,689
Total development expenses	10,496,157	(382,124)	10,114,033
Net loss	$(11,568,171)	$382,124	$(11,186,047)
Additionally, reclassifications have been made to the Company’s previously issued consolidated statements of cash flows and statement of stockholder’s equity to correct classifications of cash flows between operating and financing activities, to remove certain non-cash transactions from the consolidated statement of cash flows, and to conform presentation to the audited financial statements for the year ended December 31, 2006.
The Company has also supplemented its previous disclosure of accounting policies by adding disclosures regarding revenue recognition, cost of sales, research and development costs, and registration payment arrangements. Information regarding our policies with respect to patent licenses was relocated from note 3 to note 1 to provide prominent presentation of all of the Company’s significant accounting policies. Additionally, the disclosure of amount of patent license amortization expense was corrected. The number of unvested options outstanding disclosed in note 1 has been corrected. Clarification regarding the cash proceeds of ISC California’s private placement and a correction to the cash amount raised was made in note 6. The schedule of lease commitments in note 9 was amended to separately disclose commitments due in 2010 and 2011. Note 9 was further amended to clarify the ownership of certain shares of ASC.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB/A for the fiscal year ended December 31, 2006. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
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
General and Administrative Expenses
General and administrative expenses were $645,155 for the three months ended March 31, 2007, as compared to $113,179 for the three months ended March 31, 2006. The increase was primarily due to our continued expansion and to certain costs of a private placement of securities in 2006, for which certain closings occurred in January and February of 2007. Our payroll was $190,099 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006, while our audit fees were $77,000 for the three months ended March 31, 2007 as compared to zero for the three months ended March 31, 2006.
Research and Development
Research and development expenses were $635,943 for the three months ended March 31, 2007 as compared to $229,148 for the three months ended March 31, 2006. The increase was the result of expanded R&D operations in the United States. Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects. The sponsored research project described in the following paragraph is the first for which specific allocation of costs will be feasible.
Marketing Expense
Marketing expense increased to $63,988 for the three months ended March 31, 2007, as compared to $10,285 for the three months ended March 31, 2006. This increase was due to web site development, creation of sales literature, and development of print ads for trade journals.
Liquidity and Capital Resources
At March 31, 2007, we held cash and cash equivalents totaling $4,347,404. Overall, we had a decrease in cash of $349,290 for the three-month period ended March 31, 2007, resulting from $1,320,816 cash used in operating activities and $185,599 used in investment activities, offset by $1,157,125 of cash provided by our financing activities. The funds generated from financing activities during 2006 and 2007 were used mainly to support our operating losses.
Net cash used in operating activities of $1,320,816 for the three-month period ended March 31, 2007 was primarily attributable to a net loss of $1,311,015. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $26,524, non-cash stock option expense of $112,879, a decrease in accounts payable of $46,335, an increase in accrued expenses of $17,041, a decrease in loan payable of $25,000, and a decrease in related party payables of $94,396, attributable to repayments. The major portion of this increase in cash used resulted from increased R&D spending.
Net cash used in investing activities of $185,599 for the three-month period ended March 31, 2007 was primarily attributable to purchases of property and equipment of $148,831 consisting primarily of laboratory equipment for use in a variety of research projects, and payments for patent licenses of $36,768.
Net cash provided by financing activities of $1,157,125 for the three-month period ended March 31, 2007 was attributable to the delayed closings during such period for the sale of 1,370,000 shares of common stock that were part of a private placement of securities during the second half of 2006. Such shares were sold for cash at $1.00 per share and we incurred $212,875 in cash expense related to the subscriptions that closed in 2007.
During the second half of 2006 and early 2007, ISC California raised an aggregate of approximately $9,992,000 in net proceeds from two private offerings of securities. Management believes that there is sufficient working capital to finance operations through the third quarter of 2008; however we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $250,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:
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
We do not currently have any obligations for milestone payments under any of our licensed patents other than payments of $150,000 in May 2007 and annual payments thereafter of $150,000, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. See footnote 3 to financial statements for details. No licenses are terminable at will by the licensor.
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
Our Chief Executive and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
Subsequent to this reporting period, it was determined that certain errors were made in reporting the effects of certain warrant issuances, in classifying the amortization of license fees in the statements of operations, and in classifying items in our statements of cash flows. Additionally, certain disclosures in the notes to our consolidated financial statements were incorrect or insufficient. Management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of March 31, 2007 and concluded that they were not effective. We are restating our financial statements for the years ended December 31, 2006 and 2005 and from inception through December 31, 2006. We are also restating our financial statements for the quarterly periods ended March 31, 2007 and 2006 and from inception through March 31, 2007. We are amending our quarterly and annual reports on forms 10-QSB and 10-KSB for the affected periods.
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

INTERNATIONAL STEM CELL CORPORATION
Dated: June 27, 2007	By:	/s/ Jeff Krstich
		Name:	Jeff Krstich
		Title:	Chief Executive Officer and Director

	By:	/s/ William B. Adams
		Name:	William B. Adams
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.