Form 10KSB/A
period 2006-12-31
International Stem Cell CORP
filed 2007-07-09
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 2

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
Number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2007:
          Common Stock: 35,366,495
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Explanatory Note
We are providing a second amendment to this Annual Report on form 10-KSB/A to reflect cost of sales as a component of development expense and revisions to certain footnote disclosures. Detailed information regarding the effect of this and our first restatement on our results of operations and cash flows and disclosures is provided in Note 11 of the Notes to Consolidated Financial Statements, included in this report. The restatements provided in this second amendment had no effect on any other financial information contained in this Annual Report on Form 10-KSB/A. Financial information included in the reports on Form 10-KSB, Form 10-KSB/A, Form 10-QSB and Form 10-QSB/A previously filed by International Stem Cell Corporation and the related opinions of our independent registered public accounting firm for all periods ended on or before December 31, 2006 should not be relied upon and are superseded in their entirety by the information in this second amended Annual Report on Form 10-KSB/A. Although this amendment to our Annual Report on form 10-KSB/A did not result in any change to the financial information that forms the basis for Management’s Discussion and Analysis or Plan of Operations, we are providing expanded discussion of our research and development expense and a correction to an editing error in our discussion of general and administrative expense to partially conform our disclosure in this report with the expanded and corrected disclosures provided in our Registration Statement on Form SB-2.
Other Revisions in this Amended Annual Report
We have modified the disclosures presented in our original Annual Report on Form 10-KSB for the year ended December 31, 2006, to reflect the effects of this and our first restatement of our consolidated financial statements and have modified or updated certain other information as discussed below. However, this second amended Annual Report on Form 10-KSB/A does not reflect all events occurring after the original filing of the 2006 Form 10-KSB or modify or update all the disclosures affected by subsequent events. Information not modified or updated in this Report reflects the disclosures made at the time of the original filing of the Form 10-KSB on April 9, 2007. Accordingly, this amended Annual Report on Form 10-KSB/A should be read in conjunction with our Registration Statement on Form SB-2, including any amendments thereto, our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the Securities and Exchange Commission subsequent to the date of the original filing of the 2006 Form 10-KSB, provided that you should not rely on any financial information in our previous filings as noted above. The following items have been amended as a result of this second amendment:
Part II — Item 6 — Management’s Discussion and Analysis or Plan of Operation
Part II — Item 7 — Financial Statements
Part III — Item 9 — Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Part III — Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In addition, in accordance with applicable SEC rules, this second amendment to our Annual Report on Form 10-KSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

The following table provides the information indicated as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated (i) for all compensation plans previously approved by security holders, and (ii) all compensation plans not previously approved by security holders.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-KSB/A. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
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
General and Administrative Expenses
General and administrative expenses were $3,731,341 for the year ended December 31, 2006, as compared to $428,450 for the year ended December 31, 2005. The increase principally was due to costs of a private placement of securities during 2006, the costs of certain consulting agreements entered into during the year and the issuance of common stock and warrants to purchase common stock in exchange for services during the year. Included in general and administrative expenses for 2006 in connection with the private placement were $102,237 in legal fees relating to the private placement. In addition, during 2006 we entered into three consulting agreements pursuant to which we paid $450,000 cash and issued common stock valued at $1,350,000. During 2006, we also issued warrants to various persons as partial consideration for bridge loans or for guarantees or other services, which warrants required an entry to general and administrative expense to reflect the non-cash cost of such warrants in the amount of $222,707.
Research and Development
Research and development expenses were $1,858,458 for 2006 as compared to $837,375 for the year ended December 31, 2005. Contract services in the form of consulting fees incurred for scientific projects were $684,707 for 2006 compared to $206,772 for 2005. Payroll and related expenses totaled $379,069 for 2006 compared with $205,864 for 2005. The increase is primarily a result of the addition of the lab in Oceanside, California, with commensurate scientific staffing. Additional contract service expenditures related to our collaboration with the lab in Russia increased slightly in 2006 to $275,008 from $222,532 in 2005. Expenditures for lab supplies and lab facility rental increased to $142,450 in 2006 from $78,657 in 2005, primarily as a result of the addition of the Oceanside facility. Depreciation of lab equipment and amortization of licensed technology increased to $49,776 in 2006 from $33,184, as a result of the purchase of lab equipment with alternative future uses in a variety of research projects.
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

ITEM 8B.	OTHER INFORMATION
None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Directors and Executive Officers
The names, ages and positions of our directors and executive officers as of March 15, 2007 are as follows:

Name	Age	Position
Kenneth C. Aldrich	68	Director, Chairman of the Board and Executive Vice President
Jeff Krstich	58	Director, Chief Executive Officer
Jeffrey Janus	50	Director, President
William B. Adams	63	Director, Chief Financial Officer and Secretary
Donald A Wright	54	Director
Kenneth C. Aldrich, our Chairman of the Board of Directors and Executive Vice President and a Co-Founder of ISC California, joined Lifeline, now wholly-owned by ISC California, at its formation in 2001. He has been active in venture capital investing and private equity since 1975. He began his career as an attorney with the Los Angeles-based firm of O’Melveny & Myers in 1965. Mr. Aldrich then worked in the investment banking and real estate businesses until 1975.
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

	Amount of	Percent of
	Beneficial	Beneficial
Name of Beneficial Owner	Ownership	Ownership(1)
Directors and Officers (2):
Jeff Krstich — Chief Executive Officer (3)	136,000	*
William B. Adams — Chief Financial Officer and Secretary (4)	2,116,685	6.20%
Kenneth C. Aldrich — Chairman of the Board and Executive Vice President (5)	3,166,132	9.24%
Jeffrey Janus — President and CEO of Lifeline Cell Technology	2,160,807	6.39%
Donald A. Wright — Director	0	0.0%
All Executive Officers and Directors as a group (5 persons)	8,972,624	22.23%
5% Holders:
Gregory Keller (6)	2,377,179	6.99%
William Peeples (7)	2,779,174	8.17%
Footnotes are on following page

*	Less than 1%.

(1)	Based on 35,321,495 shares currently outstanding plus shares issuable under derivative securities which are exercisable within 60 days of February 28, 2007.

(2)	The business address for each director and officer is 2595 Jason Court, Oceanside, CA 92056.

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

Dated: July 9, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ Kenneth C. Aldrich Kenneth C. Aldrich	Chairman of the Board	July 9, 2007
/s/ Jeff Krstich Jeff Krstich	Chief Executive Officer and Director (Principal Executive Officer)	July 9, 2007
/s/ Jeffrey Janus Jeffrey Janus	President and Director	July 9, 2007
/s/ William B. Adams William B. Adams	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	July 9, 2007
/s/ Donald A. Wright Donald A. Wright	Director	July 9, 2007

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
/s/ Vasquez & Company LLP
Los Angeles, California
March 30, 2007 (except for notes, 6, and 9, as to which the date is June 18, 2007 and notes 1, 8 and 11 as to which the date is July 2, 2007)

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

See accompanying notes to consolidated financial statements

Financial Statements
INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

			Inception
			(August 2001)
			through
	Year Ended December 31,		December 31
	2006	2005	2006
	(Restated)	(Restated)	(Restated)
Sales	$2,828	$158	$2,986

Development expenses
Cost of sales	30,825	47	30,872
Research and development	1,858,458	837,375	3,888,965
Marketing	97,924	36,361	136,448
General and administrative	3,731,341	428,450	4,743,534

Total development expenses	5,718,548	1,302,233	8,799,819

Loss from development activities	(5,715,720)	(1,302,075)	(8,796,833)

Other income (loss)
Settlement with related company	(93,333)	—	(93,333)
Miscellaneous Income	435	5,045	5,480
Interest Income	22,146	405	22,590
Interest Expense	(806,155)	(96,120)	(1,026,323)
Sublease income	10,400	7,800	19,087

Total other loss	(866,507)	(82,870)	(1,072,499)

Loss before tax	(6,582,227)	(1,384,945)	(9,869,332)
Provision for taxes	1,700	800	5,700

Net loss	$(6,583,927)	$(1,385,745)	$(9,875,032)

Net loss per common share - basic and diluted (Note I)	($0.28)	($0.07)	n/a
Weighted average shares - basic and diluted	23,136,695	18,700,824	n/a
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
Product Sales
Revenue from product sales is recognized at the time of shipment to the customer provided all other revenue recognition criteria of the Security and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, have been met. If the customer has a right of return, in accordance with the provisions set forth in the Financial Accounting Standards Board’s (FASB) Statement No. 48, Revenue Recognition When Right of Return Exists (SFAS 48), the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made.
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
Prior to the adoption of FSP EITF 00-19-2, the Company accounted for registration rights as separate arrangements. Accordingly, the adoption of FSP EITF 00-19-2 had no impact on the consolidated financial position, operations, or cash flows of the Company.
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

Warrants
As of December 31, 2006 Brookstreet Securities Corporation (“Brookstreet”) had earned 1,976,190 warrants as partial compensation for their services as placement agent for the raising of equity capital. An additional 274,000 warrants were earned by Brookstreet in the first quarter of 2007, for a total of 2,250,190 warrants related to the Company’s private placement. In addition, 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,077 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1,230,649. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9,881,950 and are offset by cash offering costs of $1,547,433 as well as the non-cash offering cost of $1,230,649 related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, an average risk free interest rate of 4.70% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.
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
The Company has also supplemented its previous disclosure of accounting policies by adding disclosures regarding revenue recognition, cost of sales, research and development costs, and registration payment arrangements. Information regarding our policies with respect to patent licenses, our calculation of net loss per share, and the our pro forma basis of presentation was relocated from notes 3, 8 and 11, respectively, to note 1 to provide prominent presentation of all of the Company’s significant accounting policies. A correction regarding the amount of cash held in excess of the FDIC limit was made in note 1. Clarification regarding the cash proceeds of ISC California’s private placement and a correction to the cash amount raised was made in note 6. The number of options exercisable at December 31, 2006 was corrected in note 8. Note 8 was further amended to refer to warrants described in note 5, such that information regarding all outstanding warrants is now included in note 8. The schedule of lease commitments in note 9 was amended to separately disclose commitments due in 2010 and 2011, and to exclude a lease commitment entered into subsequent to December 31, 2006. This commitment is properly disclosed in note 10. Note 9 was further amended to clarify the ownership of certain shares of ASC. On July 9, 2007, the Company further supplemented its disclosure of accounting policies by adding disclosures regarding its return policies and making clarifications to its policy regarding registration rights payments in note 1 and by reconciling within note 8 certain information regarding all warrants issued to Brookstreet Securities, including those issued after December 31, 2006, which are described in note 10.

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Form of Specimen Common Stock Certificate.

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.