Form 10QSB/A
period 2007-03-31
International Stem Cell CORP
filed 2007-07-09
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No.2

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
YES ☐ NO ☑

Explanatory Note

We are providing a second amendment to this Quarterly Report on form 10-QSB/A to reflect cost of sales as a component of development expense and revisions to certain footnote disclosures. Detailed information regarding the effect of this and our first restatement on our results of operations and cash flows and disclosures is provided in Note 11 of the Notes to Consolidated Financial Statements, included in this report. The restatements provided in this second amendment had no effect on any other financial information contained in this Quarterly Report on Form 10-QSB/A.

Other Revisions in this Amended Quarterly Report

We have modified the disclosures presented in our original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, to reflect the effects of this and our first restatement of our consolidated financial statements and have modified or updated certain other information as discussed below. However, this amended Quarterly Report on Form 10-QSB/A does not reflect all events occurring after the original filing of the March 31, 2007 Form 10-QSB or modify or update all the disclosures affected by subsequent events. Information not modified or updated in this Report reflects the disclosures made at the time of the original filing of the Form 10-QSB. Accordingly, this amended Quarterly Report on Form 10-QSB/A should be read in conjunction with our Registration Statement on Form SB-2, including any amendments thereto, our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the Securities and Exchange Commission subsequent to the date of the original filing of the March 31, 2007 Form 10-QSB. The following items have been amended as a result of this second amendment:

Part I — Item 1 — Financial Statements

Part I — Item 2 — Management’s Discussion and Analysis or Plan of Operation

In addition, in accordance with applicable SEC rules, this second amendment to our Quarterly Report on Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2

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

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

			Inception
	Three months ended March 31,		(August 2001) through
	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)

Sales	$1,826	$1,752	$4,812

Development expenses:
Cost of Sales	4,525	2,527	35,397
Research and development	635,943	229,148	4,524,908
Marketing	63,988	10,285	200,436
General and administrative	645,155	113,179	5,388,689

Total development expenses	1,349,611	355,139	10,149,430

Loss from development activities	(1,347,785)	(353,387)	(10,144,618)

Other income (expense)
Settlement with related company	—	—	(93,333)
Miscellaneous income	548	275	6,028
Dividend income	45,847	—	45,847
Interest income	11	7	22,601
Interest expense	(13,678)	(6,931)	(1,040,001)
Sublease income	4,042	2,800	23,129

Total other loss	36,770	(3,849)	(1,035,729)

Loss before tax	(1,311,015)	(357,236)	(11,180,347)

Provision for taxes	—	—	5,700

Net loss	$(1,311,015)	$(357,236)	$(11,186,047)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)

Weighted average shares - basic and diluted	35,139,467	19,998,353

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
Warrants
For the quarter ended March 31, 2007 Brookstreet Securities Corporation was awarded 274,000 warrants as compensation for their services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00. The Company recognized the value attributable to the warrants in the amount of $169,249 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

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
The Company has also supplemented its previous disclosure of accounting policies by adding disclosures regarding revenue recognition, cost of sales, research and development costs, and registration payment arrangements. Information regarding our policies with respect to patent licenses was relocated from note 3 to note 1 to provide prominent presentation of all of the Company’s significant accounting policies. Additionally, the disclosure of amount of patent license amortization expense was corrected. The number of unvested options outstanding disclosed in note 1 has been corrected. Clarification regarding the cash proceeds of ISC California’s private placement and a correction to the cash amount raised was made in note 6. The schedule of lease commitments in note 9 was amended to separately disclose commitments due in 2010 and 2011. Note 9 was further amended to clarify the ownership of certain shares of ASC. In its second amendment to its Quarterly Report on form 10-QSB, the Company further supplemented its previous disclosure of accounting policies by adding disclosures regarding its return policies and making clarifications to its policy regarding registration rights payments in note 1.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Second Amendment to Form 10-KSB/A for the fiscal year ended December 31, 2006. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
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
Research and Development
Research and development expenses were $635,943 for the three months ended March 31, 2007 as compared to $229,148 for the three months ended March 31, 2006. Payroll and related taxes totaled $338,184 and $60,135 for the 2007 and 2006 quarters, respectively. The increase is primarily a result of the addition of the lab in Oceanside, California, resulting in additional scientific staffing, as well as the addition of scientific staff at our Maryland facility. Contract service expenditures related to our collaboration with the lab in Russia increased slightly in 2007 to $82,058 from $55,003 in 2006. Additional contract service expenditures in the form of consulting fees incurred for scientific projects were $60,824 in 2007 compared with $58,090 in 2006. Expenditures for lab supplies and lab facility rental increased to $64,158 in 2007 from $24,025 in 2006, primarily as a result of the addition of the Oceanside facility. Depreciation of lab equipment and amortization of licensed technology totaled $12,444 in both 2007 and 2006.
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

INTERNATIONAL STEM CELL CORPORATION
Dated: July 9, 2007	By:	/s/ Jeff Krstich
		Name:	Jeff Krstich
		Title:	Chief Executive Officer and Director

	By:	/s/ William B. Adams
		Name:	William B. Adams
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.