Form 10QSB
period 2007-06-30
International Stem Cell CORP
filed 2007-08-14
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
                YES ☐       NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,366,495 shares of Common Stock as of August 6, 2007
Transitional Small Business Disclosure Format (check one):
                YES ☐       NO ☑

International Stem Cell Corporation and Subsidiary
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
International Stem Cell Corporation and Subsidiary
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
Assets
Cash and cash equivalents	$2,657,483	$4,696,694
Inventory	54,112	20,145
Other current assets	5,815	614
Prepaid assets	31,839	—
Property and equipment, net	318,773	137,794
Patent licenses, net	818,802	668,016
Deposits and other assets	23,363	21,963

Total assets	$3,910,187	$5,545,226

Liabilities and stockholders’ equity
Accounts payable	$317,024	$321,589
Accrued liabilities	179,247	21,430
Loan payable	—	25,000
Related party payables	334,945	480,445

Total liabilities	831,216	848,464

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 35,366,495 shares and 33,996,495 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	35,366	33,996
Additional paid-in capital	15,930,317	14,537,798
Accumulated deficit during the development stage	(12,886,712)	(9,875,032)

Total stockholders’ equity	3,078,971	4,696,762

Total liabilities and stockholders’ equity	$3,910,187	$5,545,226

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Inception (August
	June 30,		June 30,		2001) through
	2007	2006	2007	2006	June 30, 2007
Revenues
Sales, net	$3,355	$—	$5,181	$1,752	$8,167

Development expenses
Cost of sales	1,329	14,170	5,853	16,697	36,724
Research and development	555,697	407,862	1,191,640	637,010	5,080,335
Marketing	207,058	894	271,046	11,179	407,494
General and administrative	970,505	525,839	1,615,661	639,018	6,359,465

Total development expenses	1,734,589	948,765	3,084,200	1,303,904	11,884,018

Loss from development activities	(1,731,234)	(948,765)	(3,079,019)	(1,302,152)	(11,875,851)

Other income (expense)
Settlement with related company	—	—	—	—	(93,333)
Miscellaneous income	1,532	—	2,081	275	7,560
Dividend income	38,212	—	84,059	—	84,059
Interest income	—	—	11	7	22,601
Interest expense	(9,775)	(15,781)	(23,454)	(22,711)	(1,049,776)
Sublease income	1,400	1,400	5,442	4,200	24,528

Total other expense	31,369	(14,381)	68,139	(18,229)	(1,004,361)

Loss before income taxes	(1,699,865)	(963,146)	(3,010,880)	(1,320,381)	(12,880,212)
Provision for income taxes	800	1,371	800	1,371	6,500

Net loss	$(1,700,665)	$(964,517)	$(3,011,680)	$(1,321,752)	$(12,886,712)

Net loss per share computation:
Weighted average shares outstanding	35,366,495	19,998,353	35,356,619	19,999,176

Net loss per share – Basic and Diluted	$(0.05)	$(0.05)	$(0.09)	$(0.07)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity
From Inception to June 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Total	Member’s
	Shares	Par	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001
Members contribution						$100,000
Net loss for the period from inception						(140,996)

Balance at December 31, 2001						(40,996)
Members contribution						250,000
Net loss for the year ended						(390,751)

Balance at December 31, 2002						(181,747)
Members contribution						195,000
Net loss for the year ended						(518,895)

Balance at December 31, 2003						(505,642)
Members contribution						1,110,000
Net loss for the year ended						(854,718)

Balance at December 31, 2004						(250,360)
Members contribution						780,000
Net loss for the year ended						(1,385,745)

Balance at December 31, 2005						(856,105)

Members contribution						250,000
Effect of the reorganization transaction	20,000,000	$20,000	$2,665,000	$(3,291,105)	$(606,105)	$(606,105)
BTHC transactions	2,209,993	2,210	(2,210)		—
Offering costs			(2,778,082)		(2,778,082)
Warrants issued for equity placement services			1,230,649		1,230,649
Warrants issued for services			222,077		222,077
Warrants issued with promissory note			637,828		637,828
Common stock issued for services	1,350,000	1,350	1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436	10,371,512		10,381,948
Stock-based compensation			842,374		842,374
Net loss for the year ended December 31, 2006				(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996	14,537,798	(9,875,032)	4,696,762
Offering costs			(382,124)		(382,124)
Warrants issued for equity placement services			169,249		169,249
Issuance of common stock	1,370,000	1,370	1,368,630		1,370,000
Stock-based compensation			236,764		236,764
Net loss year to date June 30, 2007				(3,011,680)	(3,011,680)

Balance at June 30, 2007	35,366,495	$35,366	$15,930,317	$(12,886,712)	$3,078,971

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,		Inception (August 2001)
	2007	2006	through June 30, 2007
Net loss	$(3,011,680)	$(1,321,752)	$(12,886,712)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,141	38,915	226,832
Accretion of discount on Notes Payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash compensation expense	236,764	247,935	1,079,138
Common stock issued for services	—	—	1,350,000
Changes in operating assets and liabilities	—
(Increase) in other current assets	(5,201)	(3,006)	(5,816)
(Increase) decrease in accounts receivable	—	—	(20,145)
(Increase) decrease in inventory	(33,967)	—	(33,968)
(Increase) decrease in prepaid assets	(31,839)	—	(31,839)
(Increase) decrease in deposits and other assets	(1,400)	(15,718)	(23,363)
Increase (decrease) in accounts payable	(4,565)	60,955	317,023
Increase (decrease) in accrued liabilities	157,817	764,913	179,247
Increase (decrease) in loan payable	(25,000)	—	—
Increase (decrease) in related party payables	(145,500)	—	334,945

Net cash used in operating activities	(2,791,430)	(227,758)	(8,551,449)

Investing activities
Purchases of property and equipment	(215,747)	(7,695)	(424,269)
Payments for patent licenses and trademarks	(189,159)	(650)	(940,135)

Net cash used in investing activities	(404,906)	(8,345)	(1,364,404)

Financing activities
Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	1,370,000	250,000	11,751,948
Proceeds for issuance of convertible promissory notes	—	—	2,099,552
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	(212,875)	—	(1,760,308)

Net cash provided by financing activities	1,157,125	250,000	12,573,336

Net (decrease) increase in cash	(2,039,211)	13,897	2,657,483
Cash and cash equivalents, beginning of period	4,696,694	33,305	—

Cash and cash equivalents, end of period	$2,657,483	$47,202	$2,657,483

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,453	$22,712	$237,894

Cash paid for income taxes	$2,500	$800	$7,400

Non-cash financing activities:
Warrants issued with promissory	$—	$—	$637,828

Warrants issued for placements agent services	$169,249	$—	$169,249

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
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
Lifeline Cell Technology, LLC (“Lifeline”) was formed in the State of California on August 17, 2001. Lifeline is in the business of developing, manufacturing and selling cells and reagents. Lifeline’s scientists have used a technology, called basal medium optimization to systematically eliminate animal proteins from cell culture systems. Lifeline is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, animal protein free ES cell products suitable for FDA approval.
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
Going Concern
The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company believes that it has sufficient working capital to finance operations through the third quarter of 2008. Thereafter, the Company will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. There can be no assurance that the Company will be successful in maintaining its normal operating burn rate of approximately $250,000 per month and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2007 or 2008. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on maintaining its burn rate, the proper timing of its capital expenditures, and raising additional capital or financing in the future.
Note 2: Summary of Significant Policies
Proforma Information and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310(b) of regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-KSB/A of International Stem Cell Corporation for the year ended December 31, 2006. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’ audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB/A. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements of the Company include the accounts of International Stem Cell Corporation and its subsidiary after intercompany balances and transactions have been eliminated.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Inventories
Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and adjusted accordingly.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. The costs of major remodeling and leasehold improvements are capitalized and depreciated over the shorter of the remaining term of the lease or the life of the asset.
Patent Licenses
Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $940,135 and $750,976 at June 30, 2007 and December 31, 2006, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the six months ended June 30, 2007 and 2006 amounted to $38,373 and $24,888, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 5.
Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at June 30, 2007. See Note 5 for a discussion on the Company’s Patent licenses.
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
Prior to the adoption of FSP EITF 00-19-2, the Company accounted for registration rights as separate arrangements. Accordingly, the adoption of FSP EITF 00-19-2 had no impact on the consolidated financial position, operations, or cash flows of the Company for the period ended June 30, 2007.
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.
In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.
Income Taxes
Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method for deferred income taxes.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life) and transactions using the Black-Scholes option pricing model, e.g., promissory notes, warrants, and stock options. Actual results could differ from those estimates.
Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution. At June 30, 2007, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $2,640,897.

Fair Value of Financial Instruments
The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of June 30, 2007 and December 31, 2006 approximate their fair values due to the short-term nature of those instruments.
Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2007, there were 3,879,813 warrants, 1,420,600 vested stock options and 1,666,900 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III. At June 30, 2006, there were no warrants, and no vested stock options or unvested options outstanding.
Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the six months ended June 30, 2007 and 2006 or the period from inception through June 30, 2007.
3. Inventory
Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$11,445	$20,145
Finished goods	42,667	—

	$54,112	$20,145

4. Property and Equipment
Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
Machinery and equipment	$214,303	$138,625
Computer equipment	67,641	30,179
Office equipment	54,251	18,849
Leasehold improvements	88,074	20,869

	424,269	208,522
Accumulated depreciation and amortization	(105,496)	(70,728)

	$318,773	$137,794

5. Patent Licenses
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
The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	Infigen IP	UMass IP	ACT IP
License fee	$25,000	$150,000	$225,000
Royalty rates	6%	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$7,500	$15,000	$15,000
At 24 months	$7,500	$30,000	$37,500
At 36 months	$6,875	$45,000	$60,625
Annually thereafter	$15,000	$60,000	$75,000
Milestone payments
First commercial product	$250,000	$250,000	$250,000
Sales reaching $5,000,000	$500,000	$500,000	$500,000
Sales reaching $10,000,000	$1,000,000	$1,000,000	$1,000,000
6. Related Party Payables
The Company has incurred obligations to the following related parties:

	June 30,	December 31,
	2007	2006
Management fee	$321,637	$467,137
Janus Biolgics, LLC	13,308	13,308

	$334,945	$480,445

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
7. Promissory Notes
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

In addition, a convertible promissory note in the amount of $400,000 issued in payment for patent licenses (see Note 5) was reduced by a discount in the amount of $52,632 to reflect a 10% fair market rate of interest. The note was repaid before December 31, 2006 and the unamortized discount was recorded as interest expense.
8. Capital Stock
As of March 31, 2007, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2007, the Company has issued and outstanding 35,378,995 shares of common stock and no shares of preferred stock.
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
In November and December of 2006, ISC California issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,334,551, net of cash expenses which totaled $1,547,433. In addition, ISC California issued 555,552 shares of common stock for $500,000.
In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase the number of shares of common stock for $1.00 each.
9. Income Taxes
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

10. Stock Options and Warrants
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
The Company implemented Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting For Stock-Based Compensation.” SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company estimates the expected life of options granted to be 3.75 years.
Expected Volatility. The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the SFAS No. 123R analysis. Therefore, the Company analyzed four competitor’s volatility rates over a five year period and averaged them into one rate, which was 71.58% for the quarter ended June 30, 2007and 70.5% for the quarter ended March 31, 2007.
Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.
Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.
Forfeitures. SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior years as a proxy for forfeitures. Based on the internal analysis, the expected forfeiture rate was determined to be 10.0%.
The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended June 30, 2007:

Six months Ended
June 30, 2007
Risk free interest rate	4.3%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	71.5%
Weighted-average expected life of options	3.75 Years
Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the six and three months ended June 30, 2007, $236,764 and $123,885 was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options as of June 30, 2007 was $1,014,232 and the weighted-average life of these outstanding stock options is approximately 10 years.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining
		Contractual Life	Weighed Average	Number	Weighted Average
Exercise Prices	Number Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$1.00	3,087,500	10	$1.00	1,420,600	$1.00
$3.20	230,000	10	$3.20	—	$3.20

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	3,087,500	$1.00
Granted	230,000	$3.20
Exercised	—	—
Canceled/forfeited	—	—

Outstanding at June 30, 2007	3,317,500	$1.42

Warrants
During the year, Brookstreet Securities Corporation was awarded 274,000 warrants as compensation for their services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00. The Company recognized the value attributable to the warrants in the amount of $169,249 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.
11. Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 1, 2007, are as follows:

Amount
July 1, to December 31, 2007	$82,449
2008	168,558
2009	129,359
2010	96,100
2011	64,134

Total	$540,600

American Stem Cell Corporation (“ASC”)
On June 30, 2006 ASC, the members of Lifeline and Lifeline entered into a Final Settlement Agreement to resolve certain disputes that had arisen regarding prior agreements among the parties and to resolve all rights and obligations between such parties. Pursuant to the Final Settlement Agreement, (i) the members of Lifeline transferred to ASC all 15.5 million shares of ASC Common Stock held by them, and (ii) all promissory notes previously issued by Lifeline in favor of ASC, and all other debt owed by Lifeline to ASC, were replaced by a new amended and restated promissory note by Lifeline to ASC in the amount of $500,000. The terms of the promissory note specified a maturity date of June 30, 2007; and, that early repayments were required when Lifeline consummates equity financing in excess of $2,000,000 prior to the maturity date, Lifeline would make partial early repayment of the note in an amount equal to 10% of such financing up to the amount of $500,000. The note was paid in full December 21, 2006.
Common Stock Agreement
In February 2007, the Company completed a private placement offering of its unregistered common stock. The Company has an obligation to register the common stock within 60 days from February 13, 2007 and must be declared effective by the SEC no later than 150 days from February 13, 2007. The Company must maintain the effectiveness of the registration statement for 12 months from the final closing date of February 13, 2007. In addition, the Company must also reply to SEC staff comments on the registration statement within 30 days of receipt. Failure to comply with the above requirements will require the Company to deliver penalty shares equal to 1% of the original number of shares entitled to such registration rights, 30 days after the first determination date, and additional shares equal to 1% of the original number of shares entitled to such registration rights each week thereafter, not to exceed 10% except with respect to replying to SEC staff comments within 30 days, which shall not exceed 20%.
The Company filed its registration statement on Form SB-2 on April 11, 2007, within 60 days from the final closing of the private placement, and was effective as of July 9, 2007, within the 150-day requirement. The Company believes it can meet the remaining requirements without the imposition of any of the above penalties. Therefore, no accrual of related liability was made as of June 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Second Amendment to Form 10-KSB/A for the fiscal year ended December 31, 2006. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
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
During 2007, we filed an SB-2 with the Securities and Exchange Commission. In connection with this filing, we incurred a number of one time expenses for legal, printing, accounting and consulting fees. The SB-2 was effective on July 9, 2007 and the expenses associated with the SB-2 filing are not anticipated to be ongoing expenses in the future.
Plan of Operations
Our overall plan of operations is to continue to execute our strategy in becoming a provider of an unlimited source of human cells for the treatment of diabetes, liver disease and retinal disease (such as macular degeneration) through cell transplant therapy. As part of this strategy, we are also developing our specialty research products. This plan will involve acquisitions of capital expenditures, and well require expenses to develop an infrastructure needed to support our activities.
The following are the most significant areas of growth and our major expenses for the three and six months ended June 30, 2007, with the exception of the expenses related to the SB-2 filing.
We continue to expand significantly our marketing and sales of cell culture products while continuing to focus on research and commercial product development in the stem cell field. In early 2007, we hired three full-time sales and marketing employees to market our 30 existing products as well as the substantial number of additional products that we expect to be released for sale during the coming months. We are also continuing to invest in website development, sales literature and development and placement of ads.
During 2007, we also will expand our research and manufacturing facility in Oceanside California to accommodate Dr. Revazova and her team of Russian scientists. This team of expert cell culturists will focus on developing ways to change our stem cells into cell types to treat retinal, diabetes and liver disease. The facility, when expanded, also will be able to culture human cells under FDA compliant conditions. In February 2007, we were able to purchase equipment with an original estimated cost in excess of $800,000 for only approximately $42,000, as a result of the liquidation of the federal human genome project. This purchase enabled us to complete the majority of our equipment purchases for our Oceanside, California facility at one time rather than in several stages, as originally contemplated.
Commencing February 1, 2007, the Company entered into a lease for approximately 1,700 sq. ft. of office space in Walkersville, Maryland. The lease for this facility expires on January 31, 2010, subject to a three-year extension at the Company’s option. The base rent is $1,200 per month. The administrative staff is in the process of relocating to this location, which will allow the full utilization of the laboratory facilities in Walkersville, Maryland for laboratory-related development.

Results of Operations
Revenues
We are a development stage company and as such have generated nominal revenues. For the three months ended June 30, 2007, we recognized $3,355 of product revenue, compared to $0 for the three months ended June 30, 2006.
For the six months ended June 30, 2007, product revenue amounted to $5,181, compared to $1,752 for the six months ended June 30, 2006.
General and Administrative Expenses
General and administrative expenses were $970,505 for the three months ended June 30, 2007, an increase of $444,666 or 85%, compared to $525,839 for the three months ended June 30, 2006. During 2007, we continued to incur general and administrative expenses relating to the development of a support staff, which included payroll expenses of $299,512, compared to the prior year were no such support staff existed. In addition, we went through a SB-2 filing and incurred one time expenses for legal, accounting and consulting. The SB-2 filing was effective July 9, 2007.
General and administrative expenses for the six months ended June 30, 2007, were $1,615,661, an increase of $976,643, or 153%, compared to $639,018 for the same period in 2006. In 2007, we incurred general and administrative expenses relating to the development of a support staff, which included payroll related expenses of $489,611, and consultants and accountants to assist with various Securities and Exchange Commission filings, compared to the prior year were no support staff existed. We had expenses related to a private placement of securities in 2006, which certain closings occurred in early 2007. In addition, we filed a SB-2 and incurred one time expenses for legal, accounting and consulting fees during the year until the filing was effective on July 9, 2007 .
Research and Development
Research and development expenses were $555,697 for the three months ended June 30, 2007, an increase of $147,835, or 36%, compared to $407,862 for the three months ended June 30, 2006. The increase is primarily due to additional scientific staffing at the Oceanside, California, and the Walkersville, Maryland, facilities. In addition, contract service expenditures related to our collaboration with the lab in Russia increased slightly in 2007 compared to 2006, as well as contract service expenditures in the form of consulting fees incurred for scientific projects. Expenditures for lab supplies and lab facility rental increased in 2007 from 2006, primarily as a result of the addition of the Oceanside facility. Depreciation of lab equipment and amortization of licensed technology increased in 2007 as a result of additional capital expenditures relating to the expansion of our facilities and an increase in our Patent portfolio.
Research and development expenses were $1,191,640 for the six months ended June 30, 2007, an increase of $554,630, or 87%, compared to $637,010 for the six months ended June 30, 2006. Research and development expenses increased from the prior period due to increased salaries as a result of the addition of the lab in Oceanside, California, resulting in additional scientific staffing, as well as the addition of scientific staff at our Walkersville Maryland facilities. Also, contract service expenditures increased due to increased activity and collaborations with our lab located in Russia, as well as, contract service expenditures in the form of consulting fees incurred for scientific projects. Expenditures for lab supplies and lab facility rental increased primarily as a result of the addition of the Oceanside facility. Depreciation of lab equipment and amortization of licensed technology both increased as we continue to expand our facilities both in Oceanside, California and Walkersville Maryland, as well as, additions to our Patent portfolio.
Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.
Marketing Expense
Marketing expenses were $207,058 for the three months ended June 30, 2007, an increased of $206,164, compared to $894 for the three months ended June 30, 2006. This significant increase was due to the development of a marketing and sales strategy, as well as establishing an infrastructure to support our sales goals. The primary expenditures for the quarter related to our web site development, creation of sales literature, and development and placement of print ads for trade journals. In previous years these functions did not exist or needed improvements to support our current needs.

Marketing expenses for the six months ended June 30, 2007 were $271,046, an increased of $259,867, compared to $11,179 for the six months ended June 30, 2006. The for the six months ended June 30, 2007, compared to the same period in 2006, we continue to invest in developing marketing and sales strategies, as well as, establishing an infrastructure to support our sales team and our sales goals. Our primary marketing expenses continued to be for the development for our web site, creation of sales literature, and development and placement of print ads for trade journals. In previous years these functions did not exist or needed improvements to support our current needs.
Liquidity and Capital Resources
At June 30, 2007, we held cash and cash equivalents totaling $2,657,483. Overall, we had a decrease in cash of $2,039,211 for the six month period ended June 30, 2007, resulting from $2,791,430 cash used in operating activities and $404,906 used in investing activities, offset by $1,157,125 of cash provided by our financing activities. The funds generated from financing activities during 2006 and 2007 were used mainly to support our operating losses.
Operating Cash Flows
Net cash used in operating activities of $2,791,430 for the six months ended June 30, 2007 was primarily attributable to a net loss of $3,011,680. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $73,141, non-cash stock option expense of $236,764, an increase in inventory of $33,964, an increase in accounts receivable of $4,201, an increase in prepaid assets of $31,837, an increase in deposits and other assets of $1,400, a decrease in accounts payable of $4,565, an increase in accrued expenses of $157,817, a decrease in loan payable of $25,000, and a decrease in related party payables of $145,500, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative activities.
Investing Cash Flows
Net cash used in investing activities of $404,906 for the six months ended June 30, 2007 was primarily attributable to purchases of property and equipment of $215,747 consisting primarily of laboratory equipment for use in a variety of research projects, and payments for patent licenses of $189,159.
Financing Cash Flows
Net cash provided by financing activities of $1,157,125 for the six months ended June 30,2007 was attributable to the delayed closings during such period for the sale of 1,370,000 shares of common stock that were part of a private placement of securities during the second half of 2006. Such shares were sold for cash at $1.00 per share and we incurred $212,875 in cash expense related to the subscriptions that closed in 2007.
During the second half of 2006 and early 2007, ISC California raised an aggregate of approximately $9,992,000 in net proceeds from two private offerings of securities. Management believes that there is sufficient working capital to finance operations through the third quarter of 2008; however we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current operational burn rate is approximately $250,000 per month excluding capital expenditures and excluding one time costs associated with our SB-2 filing. The timing and degree of any future capital requirements will depend on many factors, including:
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
We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments thereafter of $150,000, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our Patents, see Note 5 to our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements.

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
Our Chief Executive and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
Subsequent to this reporting period, it was determined that certain errors were made in reporting the effects of certain warrant issuances, in classifying the amortization of license fees in the statements of operations, and in classifying items in our statements of cash flows. Additionally, certain disclosures in the notes to our consolidated financial statements were incorrect or insufficient. Management, under the supervision and with the participation of our board of directors, has reviewed the disclosure controls and procedures in place as of June 30, 2007 and concluded that they were not effective. We have restated our financial statements for the years ended December 31, 2006 and 2005 and from inception through December 31, 2006. We have also restated our financial statements for the quarterly periods ended March 31, 2007 and 2006 and from inception through March 31, 2007. We have amended our quarterly and annual reports on forms 10-QSB and 10-KSB for the affected periods.
Our board of directors is currently working towards implementing significant changes in our internal controls over financial reporting that are expected to materially affect such controls. We are in the process of evaluating our disclosure controls and procedures and this year we will be hiring a consulting firm to assist us in developing specific controls to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. Defaults Upon Senior Securities.
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. Other Information.
Not Applicable

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB filed on April 9, 2007).
4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).
4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).
4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).
10.1	Employment Agreement, dated December 1, 2006, by and between International Stem Cell and Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 29, 2006).
10.2	Employment Agreement, dated November 1, 2006, by and between International Stem Cell and William B. Adams(incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on December 29, 2006).
10.3	Employment Agreement, dated March 27, 2006, by and between International Stem Cell and Jeff Krstich (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on December 29, 2006).
10.4	Employment Agreement, dated October 31, 2006, by and between International Stem Cell and Jeffrey Janus (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on December 29, 2006).
10.5	Advisory Agreement, dated as of October 18, 2006, by and between International Stem Cell and Halter Financial Group, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on December 29, 2006).
10.6	Consulting Agreement, effective as of September 1, 2006, by and between International Stem Cell and Capital Group Communications, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on December 29, 2006).
10.7	Lifeline/ASC Final Settlement Agreement, effective as of June 30, 2006, by and between each of the American Stem Cell Corporation Parties (which include American Stem Cell Corporation Kenneth Swaisland, Ken Sorensen, Milton Datsopoulos, Michael McClain, Array Capital, Catalytix LDC, Catalytix Life Sciences Hedge, Avion Holdings, Inc., jointly and severally) and the Lifeline Parties (which include Lifeline Cell Technology, LLC (“Lifeline”), Jeffrey Janus, William B. Adams, Kenneth C. Aldrich, jointly and severally) (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on December 29, 2006).
10.8	Promissory Note, dated as of June 30, 2006, by Lifeline in favor of American Stem Cell Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on December 29, 2006).
10.9	First Amendment to Exclusive License Agreement (ACT IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 29, 2006).
10.10	First Amendment to Exclusive License Agreement (UMass IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 29, 2006).

Exhibit
Number	Description
10.11	First Amendment to Exclusive License Agreement (Infigen IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 29, 2006).
10.12	Exclusive License Agreement (Infigen IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on December 29, 2006).
10.13	Exclusive License Agreement (ACT IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on December 29, 2006).
10.14	Exclusive License Agreement (UMass IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 29, 2006).
10.15	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).
10.16	Research Agreement, dated as of January 2, 2007, by and between The Regents of the University of California, on behalf of its Irvine campus, and LifeLine Cell Technology LLC (incorporated by reference to Exhibit 10.16 of the Registrant’s Amendment No. 5 to Registration Statement on Form SB-2 filed on July 9, 2007).
10.17	Sponsored Research Agreement dated as of December 1, 2006 by and between LifeLine Cell Technology and Emory University (incorporated by reference to Exhibit 10.17 of the Registrant’s Amendment No. 5 to Registration Statement on Form SB-2 filed on July 9, 2007).
10.18	Letter from International Stem Cell Corporation dated March 1, 2007 to Kenneth C. Aldrich and William B. Adams regarding Consulting Agreement Terms (incorporated by reference to Exhibit 10.18 of the Registrant’s Amendment No. 5 to Registration Statement on Form SB-2 filed on July 9, 2007).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on December 29, 2006).
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	INTERNATIONAL STEM CELL CORPORATION
	By:	/s/ Jeff Krstich
		Name:	Jeff Krstich
		Title:	Chief Executive Officer and Director

	By:	/s/ William B. Adams
		Name:	William B. Adams
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.