Form 10QSB
period 2007-09-30
International Stem Cell CORP
filed 2007-11-14
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION
(Exact name of small business Issuer as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2595 Jason Court
Oceanside, CA 92056
(Address of Principal Executive Offices)

(760) 940-6383
(Issuer's telephone number)

____________________

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐     NO   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2007, there were 35,368,495 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
YES   ☐     NO   ☒

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (Unaudited)	3
Condensed Consolidated Statements of Financial Condition	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Members Deficit and Stockholders' Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 - Management’s Discussion and Analysis or Plan of Operation	16
Liquidity and Capital Resources	18
Item 3 - Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	21
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 - Defaults Upon Senior Securities	21
Item 4 -Submission of Matters to a Vote of Security Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits	21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
Assets
Cash and cash equivalents	$1,034,647	$4,696,694
Inventory	91,840	20,145
Other current assets	9,985	614
Prepaid assets	34,285	-
Property and equipment, net	386,398	137,794
Patent licenses, net	818,082	668,016
Deposits and other assets	23,363	21,963
Total assets	$2,398,600	$5,545,226

Liabilities and stockholders' equity
Accounts payable	$367,766	$321,589
Accrued liabilities	36,844	21,430
Loan payable	-	25,000
Related party payables	272,551	480,445
Total liabilities	677,161	848,464

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized,
35,368,495 shares and 33,996,495 shares issued and outstanding
as of September 30, 2007 and December 31, 2006, respectively	35,368	33,996
Additional paid-in capital	16,027,887	14,537,798
Accumulated deficit during the development stage	(14,341,816)	(9,875,032)
Total stockholders' equity	1,721,439	4,696,762
Total liabilities and stockholders' equity	$2,398,600	$5,545,226

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (August 2001) through September 30,
	2007	2006	2007	2006	2007

Revenues
Sales, net	$12,435	$-	$17,616	$1,752	$20,602

Development expenses
Cost of sales	47,630	3,136	53,483	19,833	84,354
Research and development	620,703	139,915	1,812,343	776,925	5,701,038
Marketing	156,576	12,767	427,622	23,946	564,070
General and administrative	655,199	1,081,051	2,270,860	1,720,069	7,014,664
Total development expenses	1,480,108	1,236,869	4,564,308	2,540,773	13,364,126

Loss from development activities	(1,467,673)	(1,236,869)	(4,546,692)	(2,539,021)	(13,343,524)

Other income (expense)
Settlement with related company	-	-	-	-	(93,333)
Miscellaneous income	275	-	2,356	275	7,836
Dividend income	18,011	_	102,070	-	102,070
Interest income	1	-	12	7	22,602
Interest expense	(7,819)	(95,227)	(31,272)	(117,939)	(1,057,596)
Sublease income	2,100	2,100	7,542	6,300	26,629
Total other income (expense)	12,568	(93,127)	80,708	(111,357)	(991,792)

Loss before income taxes	(1,455,105)	(1,329,996)	(4,465,984)	(2,650,378)	(14,335,316)
Provision for income taxes	-	-	800	-	6,500
Net loss	$(1,455,105)	$(1,329,996)	$(4,466,784)	$(2,650,378)	$(14,341,816)

Net loss per share computation:
Weighted average shares outstanding	35,366,908	20,007,061	35,360,087	20,160,231
Net loss per share – Basic and Diluted	$(0.04)	$(0.07)	$(0.13)	$(0.13)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity
From Inception to September 30, 2007

(Unaudited)

	Common Stock
	Shares	Par	Additional Paid-In Capital	Accumulated Deficit	Total Equity	Member’s Deficit
Balance at August 17, 2001
Members contribution						$100,000
Net loss for the period from inception						(140,996)
Balance at December 31, 2001						(40,996)
Members contribution						250,000
Net loss for the year ended						(390,751)
Balance at December 31, 2002						(181,747)
Members contribution						195,000
Net loss for the year ended						(518,895)
Balance at December 31, 2003						(505,642)
Members contribution						1,110,000
Net loss for the year ended						(854,718)
Balance at December 31, 2004						(250,360)
Members contribution						780,000
Net loss for the year ended						(1,385,745)
Balance at December 31, 2005						(856,105)
Members contribution						250,000
Effect of the reorganization transaction	20,000,000	$20,000	$2,665,000	$(3,291,105)	$(606,105)	$(606,105)
BTHC transactions	2,209,993	2,210	(2,210)		-
Offering costs			(2,778,082)		(2,778,082)
Warrants issued for equity placement services			1,230,649		1,230,649
Warrants issued for services			222,077		222,077
Warrants issued with promissory note			637,828		637,828
Common stock issued for services	1,350,000	1,350	1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436	10,371,512		10,381,948
Stock-based compensation			842,374		842,374
Net loss for the year ended December 31, 2006				(6,583,927)	(6,583,927)
Balance at December 31, 2006	33,996,495	33,996	14,537,798	(9,875,032)	4,696,762
Offering costs			(382,124)		(382,124)
Warrants issued for equity placement services			169,249		169,249
Issuance of common stock	1,370,000	1,370	1,368,630		1,370,000
Warrants exercised	2,000	2	1,998		2,000
Stock-based compensation			332,336		332,336
Net loss year to date September 30, 2007				(4,466,784)	(4,466,784)
Balance at September 30, 2007	35,368,495	$35,368	$16,027,887	$(14,341,816)	$1,721,439

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006	Inception (August 2001) through September 30, 2007

Net loss	$(4,466,784)	$(3,073,856)	$(14,341,816)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,031	59,020	253,722
Accretion of discount on Notes Payable	-	-	103,304
Accretion of discount on bridge loans	-	-	637,828
Non-cash warrants for services	-	-	222,077
Non-cash compensation expense	332,336	514,716	1,174,710
Common stock issued for services	-	-	1,350,000
Changes in operating assets and liabilities	-
(Increase) in other current assets	(9,371)	(55,192)	(9,986)
(Increase) decrease in accounts receivable	-	-	(20,145)
(Increase) decrease in inventory	(71,695)	(21,845)	(71,695)
(Increase) decrease in prepaid assets	(34,285)	-	(34,285)
(Increase) decrease in deposits and other assets	(1,400)	(19,198)	(23,363)
Increase (decrease) in accounts payable	46,177	148,533	367,765
Increase (decrease) in accrued liabilities	15,414	927,962	36,844
Increase (decrease) in loan payable	(25,000)	-	-
Increase (decrease) in related party payables	(207,894)	-	272,550
Net cash used in operating activities	(4,322,471)	(1,519,860)	(10,082,490)

Investing activities
Purchases of property and equipment	(306,542)	(37,076)	(515,065)
Payments for patent licenses and trademarks	(192,159)	(650)	(943,135)
Net cash used in investing activities	(498,701)	(37,726)	(1,458,200)

Financing activities
Members’ contributions	-	-	2,685,000
Proceeds from issuance of common stock warrant exercises	1,370,000	1,567,936	11,753,949
Proceeds from exercise of warrants	2,000	-	-
Proceeds for issuance of convertible promissory notes	-	-	2,099,552
Payment of promissory notes	-	-	(2,202,856)
Payment of offering costs	(212,875)	-	(1,760,308)
Net cash provided by financing activities	1,159,125	1,567,936	12,575,337

Net (decrease) increase in cash	(3,662,047)	10,350	1,034,647
Cash and cash equivalents, beginning of period	4,696,694	33,305	-
Cash and cash equivalents, end of period	$1,034,647	$43,655	$1,034,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$118,608	$195,383	$333,049
Cash paid for income taxes	$2,500	$800	$7,400
Non-cash financing activities:
Warrants issued with promissory notes	$-	$-	$637,828
Warrants issued for placements agent services	$1,230,649	$-	$1,230,649

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

On July 1, 2006, Lifeline entered into an agreement among Lifeline, ISC California and the holders of membership units and warrants for the exchange of membership interests of Lifeline. Pursuant to the terms of the agreement, all the membership units in Lifeline were exchanged for 20,000,000 shares of ISC California Common Stock and for ISC California’s assumption of Lifeline’s obligations under the warrants. Lifeline became a wholly owned subsidiary of ISC California.

Going Concern
The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2007 or 2008. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

International Stem Cell Corporation was formed in June 2006. BTHC III, Inc. was a shell company that had no operations and no net assets. For accounting purposes the acquisition has been treated as a recapitalization of BTHC III with ISC California as the accounting acquirer (reverse acquisition). The historical statements prior to June 2006 are those of Lifeline Cell Technology, the now wholly owned subsidiary of ISC California.

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

Patent Licenses
Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $934,696 and $746,696 at September 30, 2007 and December 31, 2006, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $42,095 and $37,332, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 5.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at September 30, 2007.  See Note 5 for a discussion on the Company’s patent licenses.

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

Prior to the adoption of FSP EITF 00-19-2, the Company accounted for registration rights as separate arrangements. Accordingly, the adoption of FSP EITF 00-19-2 had no impact on the consolidated financial position, operations, or cash flows of the Company for the period ended September 30, 2007.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life) and transactions using the Black-Scholes option pricing model, e.g., promissory notes, warrants, and stock options. Actual results could differ from those estimates.

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution. At September 30, 2007, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $827,632.

Fair Value of Financial Instruments
The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of September 30, 2007 and December 31, 2006 approximate their fair values due to the short-term nature of those instruments.

Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2007, there were 3,879,813 warrants, 1,548,600 vested stock options and 1,538,900 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III.

Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the nine months ended September 30, 2007 and 2006 or the period from inception through September 30, 2007.

3. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	September 30, 2007	December 31, 2006
Raw materials	$50,296	$20,145
Finished goods	41,544	-
	$91,840	$20,145

4. Property and Equipment

Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
Machinery and equipment	$264,104	$138,625
Computer equipment	82,748	30,179
Office equipment	56,918	18,849
Leasehold improvements	111,295	20,869
	515,065	208,522
Accumulated depreciation and amortization	(128,667)	(70,728)
	$386,398	$137,794

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

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	Infigen IP	UMass IP	ACT IP
License fee	$25,000	$150,000	$225,000
Royalty rates	6%	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$7,500	$15,000	$15,000
At 24 months	$7,500	$30,000	$37,500
At 36 months	$6,875	$45,000	$60,625
Annually thereafter	$15,000	$60,000	$75,000
Milestone payments
First commercial product	$250,000	$250,000	$250,000
Sales reaching $5,000,000	$500,000	$500,000	$500,000
Sales reaching $10,000,000	$1,000,000	$1,000,000	$1,000,000

6. Related Party Payables

The Company has incurred obligations to the following related parties:

	September 30, 2007	December 31, 2006
Management fee	$259,243	$467,137
Janus Biolgics, LLC	13,308	13,308
	$272,551	$480,445

SeaCrest Capital and SeaCrest Partners are controlled by Mr. Adams and Mr. Aldrich, YKA Partners is controlled by Mr. Aldrich and the amounts represent advances to the Company for operating expenses. The management fee was payable to Mr. Adams and Mr. Aldrich, who acted as managing members of the Company (and prior to the Share Exchange of ISC California and Lifeline) for management of the Company since inception of Lifeline for an aggregate of $10,000 per month plus accrued interest at 10% per annum on the unpaid balance. Effective June 1, 2006 the management fee was increased to $20,000 per month. The management fee ceased on November 1, 2006, at which time Mr. Adams and Mr. Aldrich became employees of ISC.

7. Promissory Notes

During the year ended December 31, 2006, in connection with loans to ISC California of $1,202,856. ISC California issued warrants granting the holders the right to acquire 1,202,856 shares of common stock at a price of $0.80 per share. The Company recorded the discount of $0.20 per share as interest expense. The loans were repaid during December 2006. The Company recognized the value attributable to the warrants in the amount of $637,828 and applied it to additional paid-in capital and a discount against the loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3.25 years, an average risk free interest rate of 5.03%, a dividend yield of 0%, and volatility of 65%. The debt discount attributed to the value of the warrants was $637,828 and upon repayment of the loans was recorded as interest expense.

In addition, a convertible promissory note in the amount of $400,000 issued in payment for patent licenses (see Note 5) was reduced by a discount in the amount of $52,632 to reflect a 10% fair market rate of interest. The note was repaid before December 31, 2006 and the unamortized discount was recorded as interest expense.

8. Capital Stock

The Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2007, the Company has issued and outstanding 35,368,495 shares of common stock and no shares of preferred stock.

In October 2006, the board of directors of BTHC III approved a stock split of 4.42 shares to 1. As a result of the split, the outstanding common stock of BTHC III increased from 500,000 to 2,209,993 shares. Pursuant to the Share Exchange Agreement, each share of International Stem Cell Corporation common stock was exchanged for one share of BTHC III common stock. All numbers in the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements have been adjusted to reflect the stock split for all periods presented.

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

In January and February 2007, ISC California completed the Brookstreet financing (see Note 10) and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase the number of shares of common stock for $1.00 each.

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

The Company implemented Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting For Stock-Based Compensation.”SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Life - The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company estimates the expected life of options granted to be 3.75 years.

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the SFAS No. 123R analysis. Therefore, the Company analyzed four competitor’s volatility rates over a five year period and averaged them into one rate, which was 70.58% for the quarter ended September 30, 2007, 71.58% for the quarter ended June 30, 2007and 70.50% for the quarter ended March 31, 2007.

Risk-Free Interest Rate - The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends - The Company does not currently anticipate paying any cash dividends on its common stock.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures - SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior years as a proxy for forfeitures. Based on the internal analysis, the expected forfeiture rate was determined to be 10.0%.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended September 30, 2007:

Nine months Ended September 30, 2007

Risk free interest rate	4.2%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	70.4%
Weighted-average expected life of options	3.75 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.  For the Nine and three months ended September 30, 2007, $332,336 and $104,350 was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options as of September 30, 2007 was $1,169,861 and the weighted-average life of these outstanding stock options is approximately 9.59 years.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of September 30, 2007:

Options Outstanding				Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	3,087,500	10	$1.00	1,420,600	$1.00
$3.20	230,000	10	$3.20	18,400	$3.20
$1.45	300,000	10	$1.45	9,000	$1.45

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	3,087,500	$1.00
Granted	530,000	$2.21
Exercised	-	-
Canceled/forfeited	-	-
Outstanding at September 30, 2007	3,617,500	$1.18

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

11. Commitments and Contingencies

Leases
The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 1, 2007, are as follows:

Amount
October 1, to December 31, 2007	$41,224
2008	168,558
2009	129,359
2010	96,100
2011	64,134
Total	$499,375

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

The Company filed its registration statement on Form SB-2 on April 11, 2007, within 60 days from the final closing of the private placement, and was effective as of July 12, 2007, within the 150-day requirement.  The Company anticipates that its registration statement will remain effective for the 12 months necessary to avoid penalties. Therefore, no accrual of related liability was made as of September 30, 2007.

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

On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. This transaction has been accounted for as a “reverse merger” for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California.

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

During 2007, we filed a registration statement on form SB-2 with the Securities and Exchange Commission. In connection with this filing, we incurred a number of one time expenses for legal, printing, accounting and consulting fees. The registration statement became effective on July 12, 2007 and the expenses associated with the registration statement are not anticipated to be ongoing expenses in the future.

Plan of Operations
Our overall plan of operations is to continue to execute our strategy in becoming a leading provider of human cells for the treatment of diabetes, liver disease and retinal disease (such as macular degeneration) through cell transplant therapy. As part of this strategy, we are also developing our specialty research products. This plan will involve acquisitions of capital equipment, and will require expenses to develop an infrastructure needed to support our activities.

The following are the most significant areas of growth and our major expenses for the three and nine months ended September 30, 2007, with the exception of the expenses related to the registration statement.

We continue to expand significantly our marketing and sales of cell culture products while continuing to focus on research and commercial product development in the stem cell field. In early 2007, we hired three full-time sales and marketing employees to market our 30 existing products as well as the substantial number of additional products that we expect to be released for sale during the coming months. We are also continuing to invest in web site development, sales literature and development and placement of ads.

During 2007, we also will expand our research and manufacturing facility in Oceanside California to accommodate Dr. Revazova and her team of Russian scientists. This team of expert cell culturists are focusing on developing ways to change our stem cells into cell types to treat retinal, diabetes and liver disease. The facility, when expanded, also will be able to culture human cells under FDA compliant conditions. In February 2007, we were able to purchase equipment with an original estimated cost in excess of $800,000 for only approximately $42,000, as a result of the liquidation of the federal human genome project. This purchase enabled us to complete the majority of our equipment purchases for our Oceanside, California facility at one time rather than in several stages, as originally contemplated.

Commencing February 1, 2007, the Company entered into a lease for approximately 1,700 sq. ft. of office space in Walkersville, Maryland. The lease for this facility expires on January 31, 2010, subject to a three-year extension at the Company’s option. The base rent is $1,200 per month. The administrative staff has relocated to the Oceanside location, which will allow the full utilization of the laboratory facilities in Walkersville, Maryland for laboratory-related development.

Results of Operations

Revenues
We are a development stage company and as such have generated nominal revenues. For the three months ended September 30, 2007, our product sales have continued to increase. We recognized $12,435 of product revenue, compared to $0 for the three months ended September 30, 2006, due to the increased marketing dollars spent on advertising and increased efforts by our sales and marketing team as well as our marketing consultants.

For the nine months ended September 30, 2007, product revenue amounted to $17,616, compared to $1,752 for the nine months ended September 30, 2006, due to the increased marketing dollars spent on advertising and increased efforts by our sales and marketing team as well as our marketing consultants.

General and Administrative Expenses
General and administrative expenses were $655,199 for the three months ended September 30, 2007, an decrease of $425,852 or 39%, compared to $1,081,051 for the three months ended September 30, 2006. The reason for this decrease was due to higher one time expenses for warrants issued for general and administration services during the third quarter ended September 30, 2006. Although our general and administrative expenses decreased from September 30, 2006, we continue to incur general and administrative expenses relating to the development of a support staff and other corporate services needed to develop our business and expenses related to be a public company.

General and administrative expenses for the nine months ended September 30, 2007, were $2,270,860, an increase of $550,791, or 32%, compared to $1,720,069 for the same period in 2006. In 2007, we incurred general and administrative expenses relating to the development of a support staff, which included payroll related expenses of $489,611, and consultants and accountants to assist with various Securities and Exchange Commission filings, compared to the prior year were no support staff existed. We had expenses related to a private placement of securities in 2006, which certain closings occurred in early 2007. In addition, we filed a SB-2 and incurred one time expenses for legal, accounting and consulting fees during the year until the filing was effective on July 12, 2007.

Research and Development
Research and development expenses were $620,703 for the three months ended September 30, 2007, an increase of $480,788, or 344%, compared to $139,915 for the three months ended September 30, 2006. The increase is primarily due to additional scientific staffing at the Oceanside, California, and the Walkersville, Maryland, facilities. In addition, contract service expenditures related to our collaboration with the lab in Russia increased slightly in 2007 compared to 2006, as well as contract service expenditures in the form of consulting fees incurred for scientific projects. Expenditures for lab supplies and lab facility rental increased in 2007 from 2006, primarily as a result of the addition of the Oceanside facility. Depreciation of lab equipment and amortization of licensed technology increased in 2007 as a result of additional capital expenditures relating to the expansion of our facilities and an increase in our patent portfolio.

Research and development expenses were $1,812,343 for the nine months ended September 30, 2007, an increase of $1,035,418, or 133%, compared to $776,925 for the nine months ended September 30, 2006. Research and development expenses increased from the prior period due to increased salaries as a result of the addition of the lab in Oceanside, California, resulting in additional scientific staffing, as well as the addition of scientific staff at our Walkersville Maryland facilities. Also, contract service expenditures increased due to increased activity and collaborations with our lab located in Russia, as well as, contract service expenditures in the form of consulting fees incurred for scientific projects. Expenditures for lab supplies and lab facility rental increased primarily as a result of the addition of the Oceanside facility. Depreciation of lab equipment and amortization of licensed technology both increased as we continue to expand our facilities both in Oceanside, California and Walkersville Maryland, as well as, additions to our patent portfolio.

Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense
Marketing expenses were $156,576 for the three months ended September 30, 2007, an increased of $143,809, compared to $12,767 for the three months ended September 30, 2006. This significant increase was due to the costs incurred in connection with the development of a marketing and sales strategy, as well as, establishing an infrastructure to support our sales goals. The primary expenditures for the quarter related to our web site development, creation of sales literature, and development and placement of print ads for trade journals. In previous years these functions did not exist or needed improvements to support our current needs.

Marketing expenses for the nine months ended September 30, 2007 were $427,622, an increased of $403,676, compared to $23,946 for the nine months ended September 30, 2006. The for the nine months ended September 30, 2007, compared to the same period in 2006, we continue to invest in developing marketing and sales strategies, as well as, establishing an infrastructure to support our sales team and our sales goals. Our primary marketing expenses continued to be for the development for our web site, creation of sales literature, and development and placement of print ads for trade journals. In previous years these functions did not exist or needed improvement to support our current needs.

Liquidity and Capital Resources

At September 30, 2007, our cash and cash equivalents totaled $1,034,647. Overall, we had a decrease in cash of $3,662,047 for the nine month period ended September 30, 2007, resulting from $4,322,471 cash used in operating activities and $498,701 used in investment activities, offset by $1,159,125 of cash provided by our financing activities. The funds generated from financing activities during 2006 and 2007 were used mainly to support our operating losses.

Operating Cash Flows
Net cash used in operating activities of $4,322,471 for the nine months ended September 30, 2007 was primarily attributable to a net loss of $4,466,784. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $100,033, non-cash stock option expense of $332,336, an increase in inventory of $71,695, an increase in prepaid assets of $34,285, an increase in deposits and other assets of $10,771, a decrease in accounts payable of $46,177, an increase in accrued expenses of $15,414, a decrease in loan payable of $25,000, and a decrease in related party payables of $207,894, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative.

Investing Cash Flows
Net cash used in investing activities of $498,701 for the nine months ended September 30, 2007 was primarily attributable to purchases of property and equipment of $306,542 consisting primarily of laboratory equipment for use in a variety of research projects, and payments for patent licenses of $192,159.

Financing Cash Flows
Net cash provided by financing activities of $1,159,125 for the nine months ended September 30,2007 was attributable to the delayed closings during such period for the sale of 1,370,000 shares of common stock that were part of a private placement of securities during the second half of 2006. Such shares were sold for cash at $1.00 per share and we incurred $212,875 in cash expense related to the subscriptions that closed in 2007.

During the second half of 2006 and early 2007, ISC California raised an aggregate of approximately $9,992,000 in net proceeds from two private offerings of securities. Management believes that there is sufficient working capital to finance operations through the fourth quarter of 2007; however we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors, including:

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

Our Chief Executive and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

During 2007, it was determined that certain errors were made in reporting the effects of certain warrant issuances, in classifying the amortization of license fees in the statements of operations, and in classifying items in our statements of cash flows in our first quarter 10QSB. Additionally, certain disclosures in the notes to our consolidated financial statements were incorrect or insufficient. We have restated our financial statements for the years ended December 31, 2006 and 2005 and from inception through December 31, 2006. We have also restated our financial statements for the quarterly periods ended March 31, 2007 and 2006 and from inception through March 31, 2007. We have amended our quarterly and annual reports on forms 10-QSB and 10-KSB for the affected periods. We have reviewed the disclosure controls and procedures in place for the third quarter ended September 30, 2007, and have concluded they are now effective.

We are currently working towards implementing significant changes in our internal controls over financial reporting that are expected to materially affect such controls. We are in the process of evaluating our disclosure controls and procedures and this year we expect to hire a consulting firm to assist us in developing specific controls to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

Not Applicable

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.                      Defaults Upon Senior Securities.

Not Applicable

Item 4.                      Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.                      Other Information.

Not Applicable

Item 6.                      Exhibits.

Not Applicable

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Preliminary Information Statement on Form 14C filed on December 29, 2006).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB filed on April 9, 2007).
4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).
4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).
4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).
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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on December 29, 2006).
23.1	Consent of Vasquez & Company LLP
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007
INTERNATIONAL STEM CELL CORPORATION

By:      /s/ Jeff Krstich
Name: Jeff Krstich
Title:   Chief Executive Officer and Director

By:      /s/ William B. Adams
Name: William B. Adams
Title:   Chief Financial Officer (Principal Financial Officer and
            Principal Accounting Officer) and Director