Form 10KSB
period 2007-12-31
International Stem Cell CORP
filed 2008-03-18
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year. $38,764

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $19,806,917,based on the last price at which the shares were sold on March 7, 2008 of $0.56 per share.

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2008:
          Common Stock: 35,369,495

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis or Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

ii

PART I

ITEM 1.     DESCRIPTION OF BUSINESS
Business Overview

We are a biotechnology company currently focused on developing therapeutic products and research products. In the area of therapeutic product development, our objective is to create an unlimited source of human cells for use in the treatment of several diseases including diabetes, liver disease, corneal disease and retinal disease through cell transplant therapy. In furtherance of this objective, we are currently developing (i) stem cells that are comparable in function to, but distinct in derivation from, embryonic stem cells from which cells for human transplant can be derived, (ii) techniques to cause those cells to be “differentiated” into the specific cell types required for transplant, and (iii) manufacturing protocols to produce these cells without contamination with animal by-products in compliance with U.S. Food and Drug Administration requirements. While our cell lines are comparable to embryonic cell lines because they have the potential to become any cell in the human body through differentiation, the development of our cell lines does not require the use of fertilized eggs or the destruction of any embryos created through fertilization.

Incidental to the research being conducted in the development of therapeutic products, we have developed research products (specialized cell systems, media and reagents for use in stem cell and other medical research) which we have commercialized and are selling to academic institutions, governmental entities and commercial research companies. The sale of these research products is expected to provide us with revenue to support a portion of the development of therapeutic products.

According to the National Institutes of Health, research on stem cells is advancing knowledge about how an organism develops from a single cell and how healthy cells replace damaged cells in adult organisms. This area of science is also leading scientists to investigate the possibility of cell-based therapies to treat disease, which is often referred to as regenerative or reparative medicine. A potential application of human stem cells is the generation of cells and tissues that may be used for cell-based therapies. Today, donated organs and tissues are often used to replace ailing or destroyed tissue, but the need for transplantable tissues and organs far outweighs the available supply. Stem cells, directed to differentiate into specific cell types, offer the possibility of a renewable source of replacement cells and tissues to treat diseases including diabetes, liver disease, corneal disease and retinal disease.

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

During 2007, we had two peer review papers published.

History

We were incorporated in Delaware on June 7, 2005 under the name BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. Pursuant to the plan of reorganization, an aggregate of 500,000 shares of our common stock were issued to holders of administrative and tax claims and unsecured debt, of which 350,000 shares were issued to Halter Financial Group. The plan of reorganization required the consummation of a merger or acquisition prior to June 20, 2007. Until the Share Exchange Agreement described below, BTHC III, Inc. conducted no operations. In October 2006, BTHC III, Inc. affected a 4.42-for-one stock split with respect to the outstanding shares of common stock. After giving effect to the stock split and eliminating fractional shares, there were 2,209,993 shares of common stock outstanding.

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

Why are Embryonic Stem Cells Important?

Embryonic stem cells are of interest because of their ability to be differentiated, or develop into virtually any other cell made by the human body. In theory, if stem cells can be grown and their development directed in culture, it would be possible to grow cells for the treatment of specific diseases. The first potential applications of human embryonic stem cell technology may be in the area of drug discovery. The ability to grow pure populations of specific cell types offers a proving ground for chemical compounds that may have medical importance in that it may ultimately permit the rapid screening of chemicals. Treating specific cell types and measuring their response may offer an expedited methodology to ascertain test agents such as chemicals that can be used to treat the diseases that involve those specific cell types.

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

Why is Stem Cell Research Controversial?

The sources of some types of stem cells cause social and religious controversy. Some scientists obtain stem cells from aborted fetal tissue, causing opposition from those opposed to abortion. Another controversial source of stem cells is the residual frozen human fertilized eggs (embryos) that remain after vitro fertilization procedures. A final controversial source of stem cells are those obtained from very early stage embryos created by therapeutic cloning because this process of obtaining stem cells results in the destruction of these early-stage embryos.

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

Why Not Use the Currently “Approved” Embryonic Stem Cells Lines?

The human embryonic stem cell lines approved by President George W. Bush were all produced using methods that exposed them to animal protein and animal cells. We believe that this will likely make them unsuitable for human therapeutic purposes and restrict their utility even for research into human disease. We have developed technologies to create human embryonic stem cell lines that will be free of non-human materials.

How Will Stem Cells from International Stem Cell be Different?

Our research is based on perfecting proprietary techniques for deriving stem cells through a technology based on parthenogenesis, which results in the creation of human “parthenogenetic” stem cells that have the same capacity to become all cells found in the human body just as do embryonic stem cells. However, the parthenogenetic process does not use fertilized human eggs or cause the destruction of such eggs. From the parthenogenetic stem cells we have created, we will conduct research to develop specialized cells (such as liver, pancreatic and retinal cells) needed for transplantation. We do not obtain stem cells from fetal tissue from abortion clinics and our technology does not require the use of discarded frozen human embryos. We do not anticipate using such sources of stem cells in the future.

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

Our Technology

With the assistance of our Chief Scientific Officer, Dr. Elena Revazova, we are perfecting a proprietary patent pending process, based on parthenogenesis, for the creation of new stem cell lines that we believe will have all the beneficial characteristics of traditional embryonic stem cells. Our technology allows embryonic-like stem cells, called parthenogenetic stem cells, to be created without the use of fertilized embryos or fertilized human eggs (called “oocytes”). Because of their DNA complement, parthenogenetic stem cells have the potential to become cells that will not be rejected by some patients. These cells could be used to create stem cell “banks” in which cells could be stored and matched to a patient’s immune system when needed for transplantation. Though not currently our primary area of focus, Somatic Cell Nuclear Transfer, a process to which we also hold a license, can use a patient’s own cells to create stem cells having the same genetic makeup as the patient, thus avoiding immune rejection, the most common cause of transplant failure. This technology, however, is not currently our primary area of focus.

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

Our research products include:

•	FibrolifeTM human fibroblast medium, available as a serum-free or low serum formats.

•	Human fibroblast cells for use as feeder layers to grow human embryonic stem cells (eliminates contamination from mouse cells).

•	Two types of low serum human endothelial media
	1.	VascuLifeTM VEGF-Microvascular

	2.	VascuLifeTM EnGS.-Microvasular

•	Human endothelial cells. (Endothelial cells form blood vessels).

•	DermaLifeTM human serum-free keratinocyte medium for the culture of human epidermal.

•	Human epidermal keratinocyte cells for use as a model to study healing, toxicology or basic cell biology.

•	Line of adult neural stem cells with the ability to produce neurons that can survive in low-oxygen and low glucose conditions, a product useful for the discovery of drugs for the treatment of strokes.

•	Two types of media for the culture of the adult neural cells
	1.	NeuralLifeTM ags NSC expansion medium kit

	2.	NeuralLifeTM ags NSC differentiation medium kit.
An assortment of cell culture reagents and supplements for the growth of human cells.

We believe products such as these are essential to the development of our own proprietary therapeutic products and are a natural adjunct to that endeavor. We also sale of these products to other stem cell-related researchers and businesses will benefit us in several ways: (1) it provides revenue to help support our therapeutic research, (2) it may provide us with an opportunity to preview stem cell work being conducted throughout the world, and (3) if our products are adopted by a successful producer of therapeutic cells, we have the potential of becoming a supplier in a much broader market than research.

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

•	Stem cells derived functional islet cells provided in plates or frozen. These cells must produce and express insulin in response to glucose.

•	Reagents for the culture and differentiation of embryonic stem cells.

•	Stem cell derived retinal cells provide frozen for the study of retinal disease.

Therapeutic Products

We have already used human stem cells to create retinal cells known as retinal pigment epithelial, or RPE. We are currently expanding these cells as part of pre-clinical trials, targeting 2008 as the year for animal implantation.

We are in the process of developing specialized liver cells for use in the treatment of liver disease and pancreatic “islet” cells to treat diabetes as the third target.

We made a discovery during the derivation of retinal cells from stem cells that lead to the in vitro growth of a tissue sphere that closely resembles a human cornea.  Studies by an independent pathology laboratory confirmed that the tissue spheres were consistent with human cornea.  We have reproduced this work and are continuing to develop methods to perfect the “corneal construct” and the methods of manufacture.  We have filed patents to protect our IP.  Further research will be done in 2008 to confirm that the corneal constructs have a critical “endothelial layer”, to confirm that they have proper optical properties and to confirm that they can be reproducibly manufactured.  The goal of this project is to manufacture human corneas implantation to cure corneal blindness.  Techniques of implantation have already been developed and can be applied using cultured corneas.

Our Markets

Therapeutic Market

Retinal Diseases — Diseases involving retinal degeneration include age-related macular degeneration (“AMD”) and retinitis pigmentosa (“RP”). These diseases are characterized by the death of critical photoreceptor cells called rods and cones. Photoreceptor death is due to an abnormality and/or to disruption or death of supportive cells called retinal pigment epithelial (“RPE”) cells. The use of RPE derived from parthenogenetic stem cells may prove beneficial in the treatment of AMD and RP as retinal cell transplant therapy has been shown to be clinically feasible for the treatment of AMD and RP and the differentiation procedures to derive human retinal cells from parthenogenetic stem cells have been worked out. We are working toward the manufacture of these cells for therapeutic use.

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

Because the therapeutic use of retinal cells is one of the more advanced applications in stem cell therapy and we have already produced human retinal pigment epithelial cells from human embryonic  and parthenogenetic stem cell lines, we are focusing on retinal cells as our first therapeutic market target. Our goal is to manufacture retinal cells derived from hES cells to replace the limited supply of donor derived cells for therapeutic use. We will collaborate with academic research and other research institutions to develop FDA-approved therapeutic methodologies for producing retinal cells for therapeutic use.

Corneal Disease — According to the Eye Bank Association of America’s 2006 Eye Banking Statistical Report, there are more than 34,000 corneal transplants performed annually in the US.  An additional 150,000 transplants are performed in the rest of the world.  There are eight million corneal blind patients in developing countries  who would benefit from corneal replacement were it not for the lack of established eye banking operations and religious/ethical issues.  Concern over donor-to-recipient disease transmission and the increasing use of LASIK treatment has reduced the availability of donated corneas and increased costs.  Demand for corneal tissue is growing based on advances in corneal transplant techniques (Goins et al., 2007).  Even considering the fact that fees would be less in developing countries, the existing corneal transplant market is billions of dollars in size and is growing.

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

Intellectual Property

Patents

We have filed patent applications covering our proprietary technology to create stem cells without the use of fertilized eggs or transferred DNA. In addition, we have obtained exclusive worldwide licenses to a portfolio of patents and patent applications from Advanced Cell Technology.

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

ISC has several internally-generated patents pending. Two of these pending patents cover both composition of matter for its parthenogenetic stem cell lines and the methods of deriving them.  ISC has also filed patents on unique methods of differentiating parthenogenetic stem cells.

Lifeline has protected its research products and branding through both patents and trademarks.  Lifeline has patents pending on its unique packaging for research products.  Lifeline has registered trademarks on its company name, logo and various product names to protect its branding investment.

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

Pursuant to the terms of our agreements with Advanced Cell Technology, in exchange for worldwide therapeutic rights to Advanced Cell Technology’s portfolio of patents and patent applications in the fields of diabetes, liver disease and retinal disease, we are required to make a payment of $112,500 in May 2008 and annual payments thereafter of $150,000, plus milestone payments linked to the launch of therapeutic products (not research products) ranging from $250,000 at first launch to $1 million upon reaching sales of $10 million, with a maximum of $1.75 million in the aggregate. The agreements also require us to pay royalties on sales and meet minimum research and development requirements. The agreements continue until expiration of the last valid claim within the licensed patent rights. Advanced Cell Technology is required to defend any patent infringement claims. Either party may terminate the agreements for an uncured breach, or we may terminate the agreements at any time with 30 days notice.

The agreements with Advanced Cell Technology further provide that any technology either party currently owns, develops or licenses in the future may be licensed on a non-exclusive basis by the other party for use in specific fields. This arrangement gives us continuing access to future discoveries made or licensed by Advanced Cell Technology in our fields of diabetes, liver disease, retinal disease, plus all research products, and obligates us to provide similar license rights to Advanced Cell Technology in the fields of blood and cardiovascular diseases.

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

Research Agreements

Dr. Revazova, our Chief Scientific Officer, currently is conducting basic research at the Scientific Center for Obstetrics, Gynecology and Perinatology of the Russian Academy of Medical Sciences in Moscow, Russia. This laboratory contains all of the necessary equipment and scientific resources to complete our preliminary research in parthenogenesis and Somatic Cell Nuclear Transfer technology. Through a research agreement, Dr. Revazova continues to conduct research into the creation and characterization of embryonic stem cell lines. The Institute provides Dr. Revazova access to the equipment and technicians needed to create and fully characterize human parthenogenic and embryonic stem cells. This includes equipment for immunofluorescence, karyotyping, gene expression, and equipment for molecular biology and cell biology. Under the terms of the agreement, we retain all intellectual property rights in the United States and the Institute retains such rights in Russia. We share equally in any royalty payments from the rest of the world, but we retain control of all marketing and distribution anywhere in the world, except Russia. Although the agreement expired by its terms at the end December 2006, we and the Institute have continued the terms of the expired agreement while we are negotiating a new agreement. If negotiations are unsuccessful, we will seek a similar relationship with another laboratory in Russia. We do not consider the availability of such a laboratory to be necessary for our current operations.

During 2007, we entered into sponsored research agreements with the University of California at Irvine (UCI) and are in negotiations to develop collaborative research agreements with domestic and international research organizations from both the public and private sector.  These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic fields. Dr. Hans Keirstead at UCI will be working with our proprietary stem cells on the further development of retinal pigment epithelial cells as well as towards the derivation of photoreceptors to treat macular degeneration and retinitis pigmentosa.  Other developing collaborative agreements will focus on the creation of liver cells for the treatment of liver disease, beta cells for the treatment of diabetes and continuing work on our corneal tissues for use in transplantation therapy for corneal-caused vision loss.

Competition

The development of therapeutic and diagnostic agents for human disease is intensely competitive. Pharmaceutical companies currently offer a number of pharmaceutical products to treat diabetes, liver diseases, retinal disease, corneal disease and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our therapeutic products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the development of stem cell therapies are Geron Corporation, Genzyme Corporation, StemCell Technologies Inc., Advanced Cell Technology, Aastrom Biosciences, Inc. and ViaCell, Inc., most of which have substantially greater resources and experience. In the field of research products, our primary competitors for stem cells, media and reagents are Lonza, Chemicon, Invitrogen Corp., StemCell Technologies Inc., Millipore and Specialty Media. These companies primarily provide standard media that have not been optimized for human embryonic stem cell growth.

Sales and Marketing

To date, sales of our research products have been modest and derived primarily through word of mouth, but we are developing a sales force and establishing distribution networks both domestic and international, to market our research and our cell therapy and diagnostic products in the U.S. Because of the nature of the markets in which we participate, we believe that a modest size sales force will be sufficient. We also anticipate partnering with large biotech and pharmaceutical companies for the marketing and sales of some, but not necessarily all, of our stem cell based therapeutic products. As of March 11, 2008, we had three full-time sales and marketing employees.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed therapeutic products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

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

Employees

In addition to our four executive officers, we utilize the services of 18 full-time and two part-time staff members.

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

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Our current burn rate is approximately $425,000 per month excluding capital expenditures and the company has been funding this through private equity financings, as required. Management is aware that more formal financing in an amount sufficient to fund operations for a year or more will be required and intends to seek such financing when the capital markets permit, but if such financing is not available or available only on terms that are detrimental to the long term survival of the company, it could have a major adverse effect on the company’s ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2008 and beyond;

•	scientific progress in our research and development programs;

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

Our business is focused on human cell therapy, which includes the production of human differentiated cells from stem cells and involves human oocytes. Although our focus is on stem cells derived from unfertilized oocytes, certain aspects of that work may involve the use of nuclear transfer technology or material deemed to be embryonic material. Nuclear transfer technology, commonly known as therapeutic cloning, and research utilizing embryonic stem cells is controversial, and currently subject to intense scrutiny, particularly in the area of nuclear transfer of human cells and the use of human embryonic material. Cloning for research purposes is unlawful in many states and this type of prohibition may expand into other states, including some where we now operate.

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

Restrictions on the use of human stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.

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

Certain of our licensors’ research have been or are being funded in part by government grants and our research may be so funded in the future. In connection with certain grants, the governmental entity involved retains rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research by reducing total revenues that might otherwise be available since such governmental rights may give it the right to practice the invention without payment of royalties.

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

Although our primary focus relates to intellectual property we have developed internally, some of the patents we utilize are licensed to us by Advanced Cell Technology, which has licensed some of these from other parties, including the University of Massachusetts. These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments or to timely achieve development and commercialization benchmarks). The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors. Although our licenses with Advanced Cell Technology allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Advanced Cell Technology, the cost of such remedies could be significant and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse affect on our business.

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

Patents pending may not be granted.

Our business is based in large part on technology which we have developed and on which we have filed domestic and international patent applications.  However, although we have researched prior art in the fields covered by our patents and believe that they will ultimately be granted, there can be no guarantee that any or all of such patent applications will be granted or that, if granted, we will have the resources to defend them in the event of infringement.

Certain of our technology may not be subject to protection through patents which leaves us vulnerable to theft of our technology.

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

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, particularly Mr. Janus, Mr. Aldrich, Mr. Adams or Dr. Revazova, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

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

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a limited operating history and lack of profits, which could lead to wide fluctuations in our share price. The price at which stockholders purchase shares of our common stock may not be indicative of the price of our common stock that will prevail in the trading market.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a one-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities. Currently, almost all of our securities are either free trading or subject to the release of trading restrictions under the six month or one year holding periods of Rule 144.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2011, with a five-year option to renew at our discretion. Our current base rent is $6,983 per month. The facility has over $1,000,000 of improvements which include clean rooms, segregated rooms for biohazard control and containment of human donor tissue. We are in the process of building and equipping a cGMP pilot manufacturing laboratory that will be uniquely suited for the creation, culture and differentiation of parthenogenetic stem cells.  We believe that this facility is well suited to meet our research, development and therapeutic production needs.

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

None.
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

On March 7, 2008, the last reported sales price of our common stock as reported by the OTC Bulletin Board was $0.56 per share. As of March 11, 2007, we had 35,369,495 shares of stock outstanding, and approximately 836 holders of record of our common stock.

We started trading on OTC Bulletin Board in December 2006, as we went public through a reverse merger at that time. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC Bulletin Board for each quarter during our most recent fiscal year, are reported below:

	Market Price
	High	Low
Fiscal Year 2007
First Quarter	$3.50	$2.50
Second Quarter	$3.20	$2.54
Third Quarter	$3.05	$0.86
Fourth Quarter	$1.47	$0.54

Fiscal Year 2006
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

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

The following table provides the information indicated as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated (i) for all compensation plans previously approved by security holders, and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	3,807,500	$1.17	11,192,500
Equity compensation plans not approved by security holders	0	$0.00	(Not Applicable)
Total	3,807,500	$1.17	11,192,500

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

Overview

We were originally incorporated in Delaware on June 7, 2005 as BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. Pursuant to the plan of reorganization, an aggregate of 500,000 shares of our common stock were issued to holders of administrative and tax claims and unsecured debt, of which 350,000 shares were issued to Halter Financial Group. The plan of reorganization required BTHC III, Inc. to consummate a merger or acquisition prior to June 20, 2007. Until the Share Exchange Agreement described below, BTHC III, Inc. conducted no operations. In October 2006, BTHC III, Inc. affected a 4.42-for-one stock split with respect to the outstanding shares of common stock.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues

We are a development stage company and as such have generated nominal revenues. For the year end December 31, 2007, our product sales have continued to increase. We recognized $38,764 of product revenue during 2007, compared to $2,828 for the year ended December 31, 2006. This increase is due to increased marketing dollars spent in 2007 on advertising and increased efforts by our sales and marketing team as well as our marketing consultants.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $3,089,963 a decrease of $641,378, or 17%, compared to $3,731,341 for the same period in 2006. The decrease primarily relates to reduced expenses of the Private Placement of securities in 2006. During 2007 our general and administrative expenses related to the development of a support staff, which included payroll related expenses of $1,300,296, financial consultants to assist with various Securities and Exchange Commission filings of $64,250, public relations of $174,172, audit and accounting $266,910, and general corporate expenses of $952,606. In addition, we incurred expenses related to a private placement of securities in 2006, which certain closings occurred in early 2007. In addition we filed a SB-2 and incurred one time expenses for legal, accounting and consulting fees during the year until the filing was effective on July 12, 2007.

Research and Development

Research and development expenses were $2,486,417 for the year ended December 31, 2007, an increase of $627,959, or 34%, compared to $1,858,458 for the same period in 2006. Research and development expenses increased from the prior year primarily due to increased salaries as a result of the addition of the lab in Oceanside, California, resulting in additional scientific staffing, as well as the addition of scientific staff at our Walkersville Maryland facilities. R&D salary expense totaled $860,951. Also, contract service expenditures continued to increase due to increased activity and collaborations with our lab located in Russia, as well as, contract service expenditures in the form of consulting fees incurred for scientific projects. These expenses totaled $472,698. Expenditures for lab supplies and lab facility rental increased primarily as a result of the addition of the Oceanside facility. Lab supplies and lab facility expenses totaled $526,563. Depreciation of lab equipment and amortization of licensed technology both increased as we continue to expand our facilities both in Oceanside, California and Walkersville Maryland, as well as, additions to our patent portfolio.

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

Marketing Expense

Marketing expenses for the year ended December 31, 2007 were $495,009, an increase of $397,085, compared to $97,924 for the same period in 2006. During 2007, we continued to invest in developing marketing and sales strategies, as well as, establishing an infrastructure to support our sales team and our sales goals. Our primary marketing expenses continued to be for the development for our web site, creation of sales literature, and development and placement of print ads for trade journals. In previous years these functions did not exist or needed improvement to support our current sales and marketing needs. Sales and marketing expense primarily consisted of $181,489 in sales and marketing salaries, $260,365 in marketing consulting and related expenses and $57,130 in trade show expenses.

Liquidity and Capital Resources

At December 31, 2007, our cash and cash equivalents totaled $165,344. Overall, we had a decrease in cash of $4,531,350 for the twelve month period ended December 31, 2007, resulting from $5,253,622 cash used in operating activities and $437,853 used in investment activities, offset by $1,160,125 of cash provided by our financing activities. The funds generated from financing activities during 2007 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $5,253,622 for the year end December 31, 2007 was primarily attributable to a net loss of $6,071,983. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $135,729, non-cash stock option expense of $427,496, an increase in inventory of $155,491, an increase in prepaid assets of $119,035, an increase in other assets of $9,575, a decrease in deposits of $2,320, an increase in accounts payable of $171,837, an increase in accrued expenses of $120,747, an increase of $269,333 of related party payables attributable to loan by our Chairman Mr. Kenneth Aldrich, and a decrease in loan payable of $25,000.

Investing Cash Flows

Net cash used in investing activities of $437,853 for the year ended December 31, 2007 was primarily attributable to purchases of property and equipment of $430,694 consisting primarily of laboratory equipment for use in a variety of research projects, and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $7,159 during 2007.

Financing Cash Flows

Net cash provided by financing activities of $1,160,125 for the year ended December 31, 2007 was primarily attributable to the delayed closings during such period for the sale of 1,373,000 shares of common stock that were part of a private placement of securities during the second half of 2006. Such shares were sold for cash at $1.00 per share and we incurred $212,875 in cash expense related to the subscriptions that closed in 2007.

Management believes that we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $425,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including: Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues

We are a development stage company and have generated nominal revenues, $2,828 for the year ended December 31, 2006 and $158 during the year ended December 31, 2005. We earned revenue through the sale of research materials. The Company increased its sales force and was in the process of introducing new products into the market. The Company recognizes sales when product is shipped to the customer and title has passed. The Company recognizes direct cost of sales which were also not material at that time.

General and Administrative Expenses

General and administrative expenses were $3,731,341 for the year ended December 31, 2006, as compared to $428,450 for the year ended December 31, 2005. The increase principally was due to costs of a private placement of securities during 2006, the costs of certain consulting agreements entered into during the year and the issuance of common stock and warrants to purchase common stock in exchange for services during the year. Included in general and administrative expenses for 2006 in connection with the private placement were $102,237 in legal fees relating to the private placement. In addition, during 2006 we entered into three consulting agreements pursuant to which we paid $450,000 cash and issued common stock valued at $1,350,000. During 2006, we also issued warrants to various persons as partial consideration for bridge loans or for guarantees or other services, which warrants required an entry to general and administrative expense to reflect the non-cash cost of such warrants in the amount of $222,007.

Research and Development

Research and development expenses were $1,858,458 for 2006 as compared to $837,375 for the year ended December 31, 2005. Contract services in the form of consulting fees incurred for scientific projects were $684,707 for 2006 compared to $206,772 for 2005. Payroll and related expenses totaled $379,069 for 2006 compared with $205,864 for 2005. The increase was primarily a result of the addition of the lab in Oceanside, California, with commensurate scientific staffing. Additional contract service expenditures related to our collaboration with the lab in Russia increased slightly in 2006 to $275,008 from $222,532 in 2005. Expenditures for lab supplies and lab facility rental increased to $142,450 in 2006 from $78,657 in 2005, primarily as a result of the addition of the Oceanside facility. Depreciation of lab equipment and amortization of licensed technology increased to $49,776 in 2006 from $33,184, as a result of the purchase of lab equipment with alternative future uses in a variety of research projects.

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

Liquidity and Capital Resources

On February 13, 2007, we completed a private placement commenced by ISC California whereby we sold an aggregate of 11,250,950 shares of our common stock to accredited investors at $1.00 per share, resulting in gross proceeds of $11,250,950. Brookstreet Securities Corporation served as placement agent for the private placement and, for services rendered, received a sales commission of $887,076, a marketing allowance of $221,769, and a non-accountable expense allowance of $332,653.50. For its services, Brookstreet also received a warrant to purchase up to 2,250,190 shares of common stock at $1.00 per share. Between August and November 2006, we also sold an aggregate of 555,552 shares of our common stock to accredited investors, without the use of a placement agent, at $0.90 per share, resulting in gross proceeds of $500,000. No sales commission, marketing allowance or expense allowance was paid in connection with the sale of these shares. The shares and the placement agent warrant described above were offered and sold to issues’ in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under.

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

We raised an aggregate of approximately $10,300,000 in net proceeds from the two offerings described above. Management believes that we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $425,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including: Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern.

•	the accuracy of the assumptions underlying our estimates for capital needs in 2008 and beyond;
•	scientific progress in our research and development programs;
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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. We assessed the potential impact that adoption of FASB 158 would have on our consolidated financial statements and have concluded that there is no material impact as of December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159 and its impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, ‘‘ Accounting for Collaborative Arrangements ’’ or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 will be effective beginning on January 1, 2008. The Company is still considering the impact of the adoption of EITF 07-1 will have on its consolidated financial statements.

ITEM 7.     FINANCIAL STATEMENTS

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.     OTHER INFORMATION

None

ITEMS 13.     EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the issuer’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-KSB filed on July 9, 2007).

4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).

4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).

4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).

4.5	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on January 17, 2008).

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

10.15	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Form 8-K filed on December 29, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on December 29, 2006).

23.1	Accountant’s Consent

31.1	Rule 13a-14(a)/15d-14a (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
By:	/s/ William B. Adams
	Name:	William B. Adams
	Title:	Chief Financial Officer

Dated: March 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ Kenneth C. Aldrich Kenneth C. Aldrich	Chairman of the Board and Chief Executive Officer	March 18, 2008

/s/ Jeffrey D. Janus Jeffrey D. Janus	President and Director	March 18, 2008

/s/ William B. Adams William B. Adams	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 18, 2008

/s/ Donald A. Wright Donald A. Wright	Director	March 18, 2008

/s/ Paul V. Maier Paul V. Maier	Director	March 18, 2008

/s/ Edward O. Hunter Edward O. Hunter	Director	March 18, 2008

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiary

(A Development Stage Company)

Years Ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Stem Cell Corporation
(A Development Stage Company)
Oceanside, California

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and subsidiary (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, members' deficit and stockholders’ equity and cash flows for each of the years then ended and for the period from inception (August 17, 2001) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Vasquez & Company LLP
Los Angeles, California
March 18, 2008

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$165,344	$4,696,694
Inventory	175,636	20,145
Prepaid assets	119,035	—
Other current assets	10,189	614
Total current assets	470,204	4,717,453

Property and equipment, net	482,786	137,794
Patent licenses, net	625,148	668,016
Deposits and other assets	19,643	21,963

Total assets	$1,597,781	$5,545,226

Liabilities, Members' Deficit and Stockholders' Equity
Current liabilities
Accounts payable	$493,426	$321,589
Accrued expenses	142,177	21,430
Loan payable	—	25,000
Related party payable	749,778	480,445
Total current liabilities	1,385,381	848,464

Total liabilities	1,385,381	848,464

Members' Deficit and Stockholders' Equity
Capital stock, $0.001 par value 200,000,000 shares authorized, 35,369,495 and 33,996,495 issued for December 31, 2007 and 2006, respectively.	35,369	33,996
Preferred stock, 20,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	16,124,046	14,537,798
Deficit accumulated during the development stage	(15,947,015)	(9,875,032)
Total members’ deficit and stockholders’ equity	212,400	4,696,762

Total liabilities, members’ deficit and stockholders’ equity	$1,597,781	$5,545,226

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

			Inception
			(August 2001)
			through
	Year Ended December 31,		December 31,
	2007	2006	2007

Sales	$38,764	$2,828	$41,750

Development expenses
Cost of sales	40,997	30,825	71,869
Research and development	2,486,417	1,858,458	6,375,112
Marketing	495,009	97,924	631,456
General and administrative	3,089,963	3,731,341	7,833,767
Total development expenses	6,112,386	5,718,548	14,912,204

Loss from development activities	(6,073,622)	(5,715,720)	(14,870,454)

Other income (expense)
Settlement with related company	—	(93,333)	(93,333)
Miscellaneous	3,164	435	8,643
Interest income	31,741	22,146	54,331
Interest expense	(41,808)	(806,155)	(1,068,131)
Sublease income	9,642	10,400	28,729
Total other loss	2,739	(866,507)	(1,069,761)
Loss before income taxes	(6,070,883)	(6,582,227)	(15,940,215)
Provision for income taxes	1,100	1,700	6,800
Net loss	$(6,071,983)	$(6,583,927)	$(15,947,015)

Net loss per common share - basic and diluted	$(0.17)	$(0.28)	n/a
Weighted average shares - basic and diluted	35,362,206	23,136,695	n/a

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Members’ Deficit and Stockholders’ Equity
From Inception to December 31, 2007

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’	Members’
	Shares	Amount	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001	—	—	—	—	—	—
Members contributions	—	—	—	—	—	$100,000
Net loss for the period from inception	—	—	—	—	—	(140,996)
Balance at December 31, 2001	—	—	—	—	—	(40,996)
Members contributions	—	—	—	—	—	250,000
Net loss for the year ended	—	—	—	—	—	(390,751)
Balance at December 31, 2002	—	—	—	—	—	(181,747)
Members contributions	—	—	—	—	—	195,000
Net loss for the year ended	—	—	—	—	—	(518,895)
Balance at December 31, 2003	—	—	—	—	—	(505,642)
Members contributions	—	—	—	—	—	1,110,000
Net loss for the year ended	—	—	—	—	—	(854,718)
Balance at December 31, 2004	—	—	—	—	—	(250,360)
Members contributions	—	—	—	—	—	780,000
Net loss for the year ended December 31, 2005	—	—	—	—	—	(1,385,745)
Balance at December 31, 2005	—	—	—	—	—	(856,105)
Members contributions	—	—	—	—	—	250,000
Effect of the Reorganization Transactions	20,000,000	$20,000	$2,665,000	$(3,291,105)	$(606,105)	606,105
BTHC transactions	2,209,993	2,210	(2,210)	—	—	—
Offering costs	—	—	(2,778,082)	—	(2,778,082)	—
Warrants issued for equity placement services	—	—	1,230,649	—	1,230,649	—
Warrants issued for services	—	—	222,077	—	222,077	—
Warrants issued with promissory note	—	—	637,828	—	637,828	—
Common stock issued for services	1,350,000	1,350	1,348,650	—	1,350,000	—
Issuance of common stock	10,436,502	10,436	10,371,512	—	10,381,948	—
Stock-based compensation	—	—	842,374	—	842,374	—
Net loss for the year ended December 31, 2006	—	—	—	(6,583,927)	(6,583,927)	—
Balance at December 31, 2006	33,996,495	$33,996	$14,537,798	$(9,875,032)	$4,696,762	$—
Issuance of common stock	1,370,000	1,370	1,368,630	—	1,370,000	—
Offering costs	—	—	(382,124)	—	(382,124)	—
Warrants issued for equity placement services	—	—	169,249	—	169,249	—
Warrants exercised	3,000	3	2,997	—	3,000
Stock-based compensation	—	—	427,496	—	427,496	—
Net loss for the year ended December 31, 2007	—	—	—	(6,071,983)	(6,071,983)	—
Balance at December 31, 2007	35,369,495	$35,369	$16,124,046	$(15,947,015)	$212,400	$—
See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
			Inception
			(August
			2001)
			through
	December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(6,071,983)	$(6,583,927)	$(15,947,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,729	81,665	289,417
Accretion of discount on notes payable	—	52,632	103,304
Accretion of discount on bridge loans	—	637,828	637,828
Non-cash warrants for services	—	222,077	222,077
Non-cash compensation expense	427,496	842,374	1,269,871
Common stock issued for services	—	1,350,000	1,350,000
Changes in operating assets and liabilities:
Increase in inventory	(155,491)	(20,145)	(155,492)
Increase in prepaid assets	(119,035)	—	(119,035)
Increase in other current assets	(9,575)	(397)	(30,333)
(Increase) decreease in deposits	2,320	(19,938)	(19,643)
Increase in accounts payable	171,837	277,766	493,425
Increase (decrease) in accrued expenses	120,747	(23,963)	142,176
Increase (decrease) in loan payable	(25,000)	25,000	—
Increase (decrease) in related party payables	269,333	(193,352)	749,777
Net cash used in operating activities	(5,253,622)	(3,352,380)	(11,013,643)

Investing activities
Purchases of property and equipment	(430,694)	(68,096)	(639,215)
Payments for patent licenses	(7,159)	(650)	(758,135)
Net cash used in investing activities	(437,853)	(68,746)	(1,397,350)

Financing activities
Proceeds from members’ contribution	—	250,000	2,685,000
Issuance of common stock	1,373,000	10,381,948	11,754,949
Issuance of convertible promissory notes	—	—	2,099,552
Payment of promissory notes	—	(1,000,000)	(2,202,856)
Payment of offering costs	(212,875)	(1,547,433)	(1,760,308)
Net cash provided by financing activities	1,160,125	8,084,515	12,576,337

Net increase in cash and cash equivalents	(4,531,350)	4,663,389	165,344
Cash and cash equivalent at beginning of period	4,696,694	33,305	—

Cash and cash equivalent at end of period	$165,344	$4,696,694	$165,344
Supplemental disclosures of cash flow information
Cash paid for interest	$30,290	$115,695	$254,504
Cash paid for income taxes	$1,100	$1,700	$5,700
Non-cash financing activities:
Warrants issued with promissory notes	$—	$637,828	$637,828
Warrants issued for placement agent services	$—	$1,230,649	$1,230,649
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

Going Concern
The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. Thereafter, the Company will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. There can be no assurance that the Company will be successful in maintaining its burn rate of approximately $425,000 per month and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2008. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. `Management’s plans in regard to these matters are focused on maintaining its burn rate, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

Patent Licenses
Patent licenses, net, consists of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $758,135 and $750,976 at December 31, 2007 and 2006, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $50,027 and $49,776 for the years ended December 31, 2007 and 2006, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2007 and 2006 are $132,987and $82,960. Additional information regarding patent licenses is included in Note 3.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. We assessed the potential impact that adoption of FASB 158 would have on our consolidated financial statements and have concluded that there is no material impact as of December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159 and its impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, ‘‘ Accounting for Collaborative Arrangements ’’ or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 will be effective beginning on January 1, 2008. The Company is still considering the impact of the adoption of EITF 07-1 will have on its consolidated financial statements.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2007, operating loss carryforwards of approximately $10,500,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2006, the company had operating loss carryforwards of approximately $3,800,000. The increase in carryforwards for the year ended December 31, 2007 is approximately $6,700,000.

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

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution. At December 31, 2007 and 2006, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $49,425 and $4,596,694, respectively.

Fair Value of Financial Instruments
The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of December 31, 2007 and 2006 approximate their fair values because of the short-term nature of those instruments.

Income (Loss) Per Common Share
The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end, December 31, 2007, there were 3,879,813 warrants, 1,767,600 vested stock options and 2,039,900 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti dilutive. At year end December 31, 2005, there were no warrants, and no vested stock options or unvested options outstanding.

2. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	December 31,
	2007	2006

Raw materials	$33,646	$20,145
Work in Process	3,270	—
Finished Goods	138,720	—
	$175,636	$20,145

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006

Machinery and equipment	$301,246	$138,625
Computer equipment	100,375	30,179
Office equipment	59,809	18,849
Leasehold improvements	177,786	20,869
	639,216	208,522

Accumulated depreciation and amortization	(156,430)	(70,728)
	$482,786	$137,794

4. Patent Licenses

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

The notes could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2007 ACT elected to receive payment and was paid in cash in lieu of conversion of the notes.

	UMass IP	ACT IP

License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	December 31,
	2007	2006

Management fee	$749,778	$467,137
Janus Biologics, LLC	—	13,308
	$749,778	$480,445

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

During 2007, in an effort to raise additional working capital, the Company and Mr. Aldrich signed a convertible note where Mr. Aldrich would loan the company $500,000 for working capital purposes. Subsequently, the Company decided to raise additional working capital by offering a Private Placement of preferred stock and converted this note payable into shares of preferred stock. See Note 11 for details on the Private Placement.

SeaCrest Capital and SeaCrest Partners are controlled by Mr. Adams and Mr. Aldrich, YKA Partners is controlled by Mr. Aldrich and the amounts represent advances to the Company for operating expenses.

6. Promissory Notes

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

In addition, a convertible promissory note in the amount of $400,000 issued in payment for patent licenses (see Note 4.) was reduced by a discount in the amount of $52,632 to reflect a 10% fair market rate of interest. The note was repaid before December 31, 2006 and the unamortized discount was recorded as interest expense.

7. Capital Stock

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

8. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2007, operating loss carryforwards of approximately $10,500,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2006, the company had operating loss carryforwards of approximately $3,800,000. The increase in carryforwards for the year ended December 31, 2007 is approximately $6,700,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2007 and 2006 follows:

	December 31, 2007	December 31, 2006
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007, with no material impact to the financial statements.

The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets(liabilities)	9669	96856
Net operating loss carryforwards	$4,305,000	$1,558,000
Accrued expenses	102,400	191,500
Research and Development tax credit (Fed and St.)	169,500	67,000
Deferred tax assets	4,576,900	1,816,500
Valuation allowance	(4,576,900)	(1,816,500)
Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	December 31, 2007	December 31, 2006
	9669	96856
Current	$0	$0

Deferred	0	0

Total	$0	$0

9. Stock Options and Warrants

The Company has adopted the 2006 Equity Participation Plan (the “Plan”). The options granted under the Plan may be either qualified or non-qualified options. Up to 15,000,000 options may be granted to employees, directors and consultants under the Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In 2007, the Company had 3,807,500 options outstanding with a weighted average exercise price of $1.17 were granted under the Plan. Stockholders approved the Plan effective December 1, 2006.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan as of December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted Average	Weighed		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$1.00	3,087,500	10	$1.00	1,596,600	$1.00
$3.20	230,000	10	$3.20	32,200	$3.20
$1.45	300,000	10	$1.45	27,000	$1.45
$1.00	190,000	10	$1.00	190,000	$1.00

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005	—	—
Granted	3,087,500	$$1.00
Exercised	none	—
Canceled or expired	none	—
Outstanding at December 31, 2006	3,087,500	$$1.00
Granted	720,000	$1.89
Exercised	none	—
Canceled or expired	none	—
Outstanding at December 31, 2007	3,807,500	$$1.17

The weighted-average fair value of stock options vested during the year ended December 31, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.20%	4.43%
Expected stock price volatility	68%	84%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3.75 yrs	3.75 yrs

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. For the year ended December 31, 2007, the company recognized $427,500 of Stock-based compensation, of which approximately $223,000 related to R&D expense, $111,000 related to Sales and Marketing expense and $93,000 related to General and administrative expense. During 2006, the Company recognized $842,374 as expenses, of which $501,159 related to R&D expense and the remainder is included in General and Administrative expense. Unrecognized compensation cost related to stock options as of December 31, 2007 was $1,138,912 and the weighted average life of these outstanding stock options is approximately 9.51 years.

Warrants
As of December 31, 2006 Brookstreet Securities Corporation (“Brookstreet”) had earned 1,976,190 warrants as partial compensation for its services as placement agent for the raising of equity capital. An additional 274,000 warrants were earned by Brookstreet in the first quarter of 2007, for a total of 2,250,190 warrants related to the Company’s private placement. In addition, 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,077 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1,230,649. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9,881,950 and are offset by cash offering costs of $1,547,433 as well as the non-cash offering cost of $1,230,649 related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, an average risk free interest rate of 4.70% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.

Additionally, in 2006, the Company issued warrants to purchase 1,202,856 shares of common stock in connection with certain financing transactions. See note 6 for further details.

10. Commitments and Contingencies

Leases
The Company leases office space under a noncancelable operating leases. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of January 1, 2008, are as follows:

Amount
2008	$168,558
2009	129,359
2010	96,100
2011	64,134
2012	—
Total	$458,151

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

11. Subsequent Events

On January 15, 2008, to raise funds, International Stem Cell Corporation (the “Company”) entered into a subscription agreement (the “Agreement”) with accredited investors (the “Investor”) for the sale between one million and five million of Series A Preferred Stock (“Preferred”). Units consists of one (1) share of Preferred and two (2) Warrants (“Warrants”) to purchase Common Stock for each $1.00 invested. The Preferred will be convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the warrants will exercisable at $0.50 per share. The Preferred has an Anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Preferred or the Warrant shall be adjusted downward to equal the price of the new securities. The Preferred shall have priority on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Preferred a dividend of the greater of 6% of the Unit price or the amount of the dividend the Preferred holder would receive if converted just prior to the dividend declaration. Each share of Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. During this round of financing, we raised approximately $1,100,000, which includes a $500,000 loan from Mr. Kenneth Aldrich, which was converted into Preferred Stock in January 2008.  See Note 5 Related Party Payables for additional details.

In January 2008, the company learned that it’s CEO, Mr. Jeff Krstich passed away. The Chairman of the Board, Kenneth C. Aldrich has assumed the position of Chief Executive Officer. Mr. Aldrich was one of the original founders of the Company and had been CEO until Mr. Krstich joined the Company as CEO in 2006.