Form 10-Q
period 2008-03-31
International Stem Cell CORP
filed 2008-05-15
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION
(Exact name of small business Issuer as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2595 Jason Court
Oceanside, CA 92056
(Address of Principal Executive Offices)

(760) 940-6383
(Registrant’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]     NO   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   [_]     NO   [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2008, there were 35,369,495 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
YES   [_]     NO   [X]

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (Unaudited)	3
Condensed Consolidated Statements of Financial Condition	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Members Deficit and Stockholders' Equity (Deficit)	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 - Management’s Discussion and Analysis or Plan of Operation	17
Liquidity and Capital Resources	18
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 - Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	21
Item 1A - Risk Factors	21
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 - Defaults Upon Senior Securities	21
Item 4 -Submission of Matters to a Vote of Security Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$-	$165,344
Inventory	194,841	175,636
Other current assets	8,052	10,189
Prepaid assets	35,916	119,035
Property and equipment, net	468,536	482,786
Patent licenses, net	613,053	625,148
Deposits and other assets	20,144	19,643
Total assets	$1,340,542	$1,597,781

Liabilities and stockholders' equity
Accounts payable	$838,880	$493,426
Accrued liabilities	162,945	142,177
Loan payable to related party	100,000	500,000
Preferred Stock Subscription Series B received in advance	300,000	-
Related party payables	245,823	249,778
Total liabilities	1,647,648	1,385,381

Commitments and contingencies

Stockholders' equity (Deficit):
Common stock, $.001 par value, 200,000,000 shares authorized,
35,369,495 shares and 35,369,495 shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	35,369	35,369
Series A Preferred stock, $.001 par value, 20,000,000 shares authorized,
1,000,000 shares and 0 shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	1,000	-
Additional paid-in capital	17,658,578	16,124,046
Accumulated deficit during the development stage	(18,002,053)	(15,947,015)
Total stockholders' equity (Deficit)	(307,106)	212,400
Total liabilities and stockholders' equity	$1,340,542	$1,597,781

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2008
	2008	2007

Revenues
Sales, net	$32,332	$1,826	$74,082

Development expenses
Cost of sales	20,859	4,525	92,728
Research and development	588,041	623,499	6,963,154
Marketing	149,347	63,988	780,803
General and administrative	885,659	1,039,723	8,719,425
Total development expenses	1,643,906	1,731,735	16,556,110

Loss from development activities	(1,611,574)	(1,729,909)	(16,482,028)

Other income (expense)
Settlement with related company	-	-	(93,333)
Miscellaneous income	356	548	9,000
Dividend income	-	45,858	54,331
Interest expense	(6,044)	(13,678)	(1,074,176)
Sublease income	2,100	4,042	30,829
Total other income (expense)	(3,588)	36,770	(1,073,349)

Loss before income taxes	(1,615,162)	(1,693,139)	(17,555,377)
Provision for income taxes	-	-	6,800
Net loss	$(1,615,162)	$(1,693,139)	$(17,562,177)

Deemed dividend on preferred stock	439,876
Net loss attributable to common shareholders	$(2,055,038)

Net loss per share computation:
Weighted average shares outstanding	35,369,495	35,139,467
Net loss per share – Basic and Diluted	$(0.06)	$(0.05)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)
From Inception to March 31, 2008

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total	Member's
	Shares	Par	Shares	Par	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001
Members contribution								$100,000
Net loss for the period from inception								(140,996)
Balance at December 31, 2001								(40,996)
Members contribution								250,000
Net loss for the year ended								(390,751)
Balance at December 31, 2002								(181,747)
Members contribution								195,000
Net loss for the year ended								(518,895)
Balance at December 31, 2003								(505,642)
Members contribution								1,110,000
Net loss for the year ended								(854,718)
Balance at December 31, 2004								(250,360)
Members contribution								780,000
Net loss for the year ended								(1,385,745)
Balance at December 31, 2005								(856,105)
Members contribution								250,000)
Effect of the reorganization transaction	20,000,000	$20,000			$2,665,000	$(3,291,105)	$(606,105)	$(606,105)
BTHC transactions	2,209,993	2,210			(2,210)		-
Offering costs					(2,778,082)		(2,778,082)
Warrants issued for equity placement services					1,230,649		1,230,649
Warrants issued for services					222,077		222,077
Warrants issued with promissory note					637,828		637,828
Common stock issued for services	1,350,000	1,350			1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436			10,371,512		10,381,948
Stock-based compensation					842,374		842,374
Net loss for the year ended December 31, 2006						(6,583,927)	(6,583,927)
Balance at December 31, 2006	33,996,495	33,996			14,537,798	(9,875,032)	4,696,762
Offering costs					(382,124)		(382,124)
Warrants issued for equity placement services					169,249		169,249
Issuance of common stock	1,370,000	1,370			1,368,630		1,370,000
Warrants exercised	3,000	3			2,998		3,000
Stock-based compensation					472,496		472,496
Net loss for the year ended December 31, 2007						(6,071,983)	(6,071,983)
Balance at December 31, 2007	35,369,495	$35,369	-	$-	$16,124,046	$(15,947,015)	$212,400
Issuance of Preferred stock			1,000,000	1,000	999,000		1,000,000
Warrants exercised
Stock-based compensation					95,656		95,656
Deemed dividend on preferred stock					439,876	(439,876)	-
Net loss year to date March 31, 2008						(1,615,162)	(1,615,162)
Balance at March 31, 2008	35,369,495	$35,369	1,000,000	$1,000	$17,658,578	$(18,002,053)	$(307,106)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007	Inception (August 2001) through March 31, 2008

Net loss	$(1,615,162)	$(1,311,015)	$(17,562,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,289	26,524	328,707
Accretion of discount on Notes Payable	-	-	103,304
Accretion of discount on bridge loans	-	-	637,828
Non-cash warrants for services	-	-	222,077
Non-cash compensation expense	95,656	112,879	1,365,526
Common stock issued for services	-	-	1,350,000
Changes in operating assets and liabilities
(Increase) in other current assets	2,137	(514)	(8,053)
(Increase) decrease in accounts receivable	-	-	(20,145)
(Increase) decrease in inventory	(19,205)	-	(174,697)
(Increase) decrease in prepaid assets	83,119	-	(35,916)
(Increase) decrease in deposits and other assets	(501)	-	(20,144)
Increase (decrease) in accounts payable	345,453	(46,335)	838,878
Increase (decrease) in accrued liabilities	20,768	17,041	162,944
Increase (decrease) in loan payable	100,000	(25,000)	100,000
Increase (decrease) in related party payables	(503,956)	(94,396)	245,822
Net cash used in operating activities	(1,452,402)	(1,320,816)	(12,466,045)

Investing activities
Purchases of property and equipment	(12,542)	(148,831)	(651,757)
Payments for patent licenses and trademarks	(400)	(36,768)	(758,535)
Net cash used in investing activities	(12,942)	(185,599)	(1,410,292)

Financing activities
Members’ contributions	-	-	2,685,000
Proceeds from issuance of common stock, Preferred Stock, and warrant exercises	1.000.000	1,370,000	12,754,949
Proceeds from Preferred Stock Subscribed	300,000	-	300,000
Proceeds for issuance of convertible promissory notes	-	-	2,099,552
Payment of promissory notes	-	-	(2,202,856)
Payment of offering costs		(212,875)	(1,760,308)
Net cash provided by financing activities	1,300,000	1,157,125	13,876,337

Net (decrease) increase in cash	(165,344)	(349,290)	-
Cash and cash equivalents, beginning of period	165,344	4,696,694	-
Cash and cash equivalents, end of period	$-	$4,347,404	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$13,678	$333,049
Cash paid for income taxes	$-	$1,700	$7,400
Non-cash financing activities:
Warrants issued with promissory notes	$-	$-	$637,828
Warrants issued for placements agent services	$-	$162,249	$1,230,649
Deemed dividend on preferred stock	$439,876	$-	$439,876

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization

Business Combination and Corporate Restructure
BTHC III, Inc. (“BTHC III” or the “Company”) was organized in Delaware in June 2005 as a shell company to effect the reincorporation of BTHC III, LLC, a Texas limited liability company. On December 28, 2006, we effected a Share Exchange pursuant to which we acquired all of the stock of International Stem Cell Corporation, a California corporation (“ISC California”). After giving effect to the Share Exchange, the stockholders of ISC California owned 93.7% of our issued and outstanding shares of common stock. As a result of the Share Exchange, ISC California is now our wholly-owned subsidiary, though for accounting purposes it was deemed to have been the acquirer in a “reverse merger.” In the reverse merger, BTHC III is considered the legal acquirer and ISC California is considered the accounting acquirer. On January 29, 2007, we changed our name from BTHC III, Inc. to International Stem Cell Corporation.

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

Going Concern
The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2008 or 2009. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

Note 2: Summary of Significant Policies

Proforma Information and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-KSB of International Stem Cell Corporation for the year ended December 31, 2007. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’ audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s annual report on Form 10-KSB. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.

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

Patent Licenses
Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $761,052 and $758,135 at March 31, 2008 and 2007, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $8,330 and $12,444, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 5.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at March 31, 2008.  See Note 5 for a discussion on the Company’s patent licenses.

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

Registration Payment Arrangements
The Company adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), on January 1, 2007. FSP EITF 00-19-2 requires that companies separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Prior to the adoption of FSP EITF 00-19-2, the Company accounted for registration rights as separate arrangements. Accordingly, the adoption of FSP EITF 00-19-2 had no impact on the consolidated financial position, operations, or cash flows of the Company for the period ended March 31, 2008.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“FASB 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We assessed the potential impact that adoption of FASB 157 would have on our consolidated financial statements and have concluded that there is no material impact as of March 31, 2008.

September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ended December 31, 2007. We assessed the potential impact that adoption of FASB 158 would have on our consolidated financial statements and have concluded that there is no material impact as of March 31, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). Under the provisions of FASB 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. FASB 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of FASB 159 beginning in the first quarter of 2008. We assessed the potential impact that adoption of FASB 159 would have on our consolidated financial statements and have concluded that there is no material impact as of March 31, 2008.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. 9FASB 14(r)”). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(FASB 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, ‘‘ Accounting for Collaborative Arrangements ’’ or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 will be effective beginning on January 1, 2008. We assessed the potential impact adopting this pronouncement would have on our consolidated financial statements and have concluded that there is no material impact as of March 31, 2008.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FASB 161”).  This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  FASB 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2008, operating loss carryforwards of approximately $11,052,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $10,500,000. The increase in carryforwards for the three months ended March 31, 2008 is approximately $552,000.

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

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution. At March 31, 2008, the Company did not have any of its cash balances on deposit with financial institutions in excess of the FDIC insurance limit.

Fair Value of Financial Instruments
The Company believes that the carrying amount of its cash and cash equivalents, accounts payable and accrued liabilities as of March 31, 2008 and 2007 approximate their fair values due to the short-term nature of those instruments.

Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2008, there were 5,879,813 warrants, 1,548,600 vested stock options and 1,538,900 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III.

Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the three months ended March 31, 2008 and 2007 or the period from inception through March 31, 2008.

3. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$47,838	$33,646
Work in Process	3,268	3,270
Finished goods	143,735	138,720
	$194,841	$175,636

4. Property and Equipment

Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Machinery and equipment	$300,776	$301,246
Computer equipment	104,620	100,375
Office equipment	59,809	59,809
Leasehold improvements	186,555	177,786
	651,760	639,216
Accumulated depreciation and amortization	(183,224)	(156,430)
	$468,536	$482,786

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

On May 14, 2004, Lifeline amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: Infigen IP, UMass IP and ACT IP, which terms are summarized below. The license fees aggregate a total of $400,000 and were secured by separate convertible promissory notes. The notes bear no interest unless they are not repaid at maturity, in which event they shall thereafter bear interest at an annual rate equal the lesser of 10% or the maximum non-usurious rate legally allowed. The note could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ Capital market), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2006, ACT elected to receive payment in cash in lieu of conversion of the notes, which was paid in full.

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	Infigen IP	UMass IP	ACT IP
License fee	$25,000	$150,000	$225,000
Royalty rates	6%	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$7,500	$15,000	$15,000
At 24 months	$7,500	$30,000	$37,500
At 36 months	$6,875	$45,000	$60,625
Annually thereafter	$15,000	$60,000	$75,000
Milestone payments
First commercial product	$250,000	$250,000	$250,000
Sales reaching $5,000,000	$500,000	$500,000	$500,000
Sales reaching $10,000,000	$1,000,000	$1,000,000	$1,000,000

6. Related Party Payables

The Company has incurred obligations to the following related parties:
	March 31, 2008	December 31, 2007
Management fee	$245,822	$249,778
Management Loan	100,000	500,000
	$345,822	$749,778

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

During the quarter ended March 31, 2008, Mr. Aldrich loaned the company $100,000, as a short-term loan until the Company secured alternative financing, at which time the Company would pay off the loan to Mr. Adldrich.

7. Capital Stock

The Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2008, the Company has issued and outstanding 35,369,495 shares of common stock and 1,000,000 shares of preferred stock.

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

In November and December of 2006, ISC California commenced its Brookstreet financing and issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,334,551, net of cash expenses which totaled $1,547,433. In addition, ISC California issued 555,552 shares of common stock for $500,000.

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

On January 15, 2008, to raise funds, International Stem Cell Corporation (the “Company”) entered into a subscription agreement (the “Agreement”) with accredited investors (the “Investor”) for the sale between one million and five million of Series A Preferred Stock (“Preferred”). Units consists of one (1) share of Preferred and two (2) Warrants (“Warrants”) to purchase Common Stock for each $1.00 invested. The Preferred will be convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the warrants are exercisable at $0.50 per share. The Preferred has an Anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Preferred or the Warrant shall be adjusted downward to equal the price of the new securities. The Preferred shall have priority on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Preferred a dividend of the amount of the dividend the Preferred holder would receive if converted just prior to the dividend declaration. Each share of Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. During the quarter ended March 31, 2008, we raised a total of $1 million in the Series A Preferred Stock round and have another $300,000 received related to our Series B Preferred Stock round, which has not closed as of March 31, 2008 and is recorded as a Preferred Subscription B series. The New Series B Preferred Subscription Agreement will supersede the Series A Preferred Subscription Agreement. See Note 12 for further detail of the Series B Financing round.

9. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2008, operating loss carryforwards of approximately $11,052,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $10,500,000. The increase in carryforwards for the quarter ended March 31, 2008 is approximately $552,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the three months ended March 3, 2008 and year ended December 31, 2007.follows:

	March 31, 2008	December 31, 2007
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	March 31, 2008	December 31, 2007
Deferred tax assets(liabilities)	9669	96856
Net operating loss carryforwards	$4,531,000	$4,305,000
Accrued expenses	177,600	102,400
Research and Development tax credit (Fed and St.)	216,500	169,500
Deferred tax assets	4,925,100	4,576,900
Valuation allowance	(4,925,100)	(4,576,900)
Net deferred tax assets	$—	$—

Thecomponents of the provisions for income taxes were as follows:

	March 31, 2008	December 31, 2007
	9669	96856
Current	$0	$0

Deferred	0	0
Total	$ 0	$ 0

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

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the SFAS No. 123R analysis. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate, which was 65% for the quarter ended March 31, 2008, and 68% for the year ended December 31, 2007.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended March 31, 2008:

Three Months Ended March 31, 2008

Risk free interest rate	3.30%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	65.03%
Weighted-average expected life of options	3.75 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.  For the three months ended March 31, 2008 and 2007, $84,202 and $112,879 was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options as of March 31, 2008 was $916,892 and the weighted-average life of these outstanding stock options is approximately 9.26 years.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of March 31, 2008:

Options Outstanding				Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	3,087,500	8.75	$1.00	1,722,800	$1.00
$3.20	230,000	9.17	$3.20	18,400	$3.20
$1.45	300,000	9.33	$1.45	9,000	$1.45
$1.00	190,000	9.75	$1.00	9,000	$1.00

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007	3,807,500	$1.17
Granted	-	-
Exercised	-	-
Canceled/forfeited	-	-
Outstanding at March 31, 2008	3,807,500	$1.17

Warrants
During 2007, Brookstreet Securities Corporation was awarded 274,000 warrants as compensation for its services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00. The Company recognized the value attributable to the warrants in the amount of $169,249 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

As part of the capital raising efforts, the Company issued two warrants to purchase shares of common stock with the purchase of one Series A Preferred Stock. As of March 31, 2008, there were an additional 2,000,000 common stock warrants outstanding relating to the Series A Preferred Stock.

11. Commitments and Contingencies

Leases
The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 1, 2008, are as follows:

Amount
April 1, to December 31, 2008	$126,419
2009	129,359
2010	96,100
2011	64,134
Total	$416,012

12. Subsequent Events

On May 12, 2008, to obtain funding for working capital, International Stem Cell Corporation (the “Company”) entered into a series of subscription agreements (the “Agreement”) with a total of five accredited investors (the “Investors”) for the sale of a total of 400,000 Units, each Unit consisting of one share of Series B Preferred Stock (“Preferred”) and two Warrants (“Warrants”) to purchase Common Stock for each $1.00 invested.  The total purchase price received by the Company was $ 400,000.  The Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the warrants are exercisable at $0.50 per share until five years from the issuance of the warrants. The Preferred and Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Preferred or the exercise price of the Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Preferred holder a dividend equal to the amount of the dividend the Preferred holder would receive if the Preferred were converted just prior to the dividend declaration. Each share of Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB for the fiscal year ended December 31, 2007. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only represents our management’s best present assessment.

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

Results of Operations

Revenues
We are a development stage company and as such have generated nominal revenues. For the three months ended March 31, 2008, our product sales have continued to increase. We recognized $32,332 of product revenue, compared to $1,826 for the three months ended March 31, 2007. This increase is due to the increased marketing dollars spent on advertising and increased efforts by our sales and marketing team as well as our marketing consultants promoting our products.

General and Administrative Expenses
General and administrative expenses were $885,659 for the three months ended March 31, 2008, a decrease of $154,064 or 15%, compared to $1,039,723 for the three months ended March 31, 2007. The reason for this decrease was higher one time expenses for warrants issued for general and administration services, as well as, other professional services incurred during the first quarter of 2007 as a result of the Company filing its SB-2 during the first half of 2007. Although our general and administrative expenses decreased from March 31, 2007, we continue to incur general and administrative expenses relating to the development of a support staff and other corporate services needed to develop our business and expenses related to being a public company.

Research and Development
Research and development expenses were $588,041 for the three months ended March 31, 2008, a decrease of $35,458, or 6%, compared to $623,499 for the three months ended March 31, 2007. The decrease is primarily due to a reduction in research costs related to our contract services related to our collaboration with the research laboratory in Russia. Also, we have become more efficient in our research processes reducing lab supplies, as well as,  realizing efficiencies from consolidating our purchasing effects for our labs located in Oceanside, California, and  Walkersville, Maryland.

Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense
Marketing expenses were $149,347 for the three months ended March 31, 2008, an increase of $85,359, compared to $63,988, or 133%, for the three months ended March 31, 2007. This significant increase was due to the costs incurred in connection with the development of a marketing and sales strategy, as well as, establishing an infrastructure to support our sales goals. The primary expenditures for the quarter related to headcount , creation and distribution of sales literature, and development and placement of print ads for trade journals. In previous years these functions did not exist, or needed additional resources improvements to support our current sales and marketing goals.

Liquidity and Capital Resources

At March 31, 2008, we had a decrease in cash of $165,344 for the three month period ended March 31, 2008, resulting from $1,452,402 cash used in operating activities and $12,942 used in investment activities, offset by $1,300,000 of cash provided by our financing activities. The funds generated from financing activities during 2008 were used mainly to support our operating losses.

Operating Cash Flows
Net cash used in operating activities of $1,452,402 for the three months ended March 31, 2008 was primarily attributable to a net loss of $1,615,162. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $39,289, non-cash stock option expense of $95,656, an decrease in inventory of $19,205, an increase in prepaid assets of $83,119, an increase in deposits and other assets of $1,636, an increase in accounts payable of $345,453, an increase in accrued expenses of $20,768, an increase in loan payable of $100,000, and a decrease in related party payables of $503,956, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows
Net cash used in investing activities of $12,942 for the three months ended March 31, 2008 was primarily attributable to purchases of property and equipment of $12,542 consisting primarily of laboratory equipment for use in a variety of research projects, and payments for patent licenses of $400.

Financing Cash Flows
Net cash provided by financing activities of $1,300,000 for the three months ended March 31, 2008 was attributable to closing a Series A Preferred Stock financing round during the quarter. The Series A Preferred financing was to raise between one million and five million dollars by issuing Series A Preferred Stock. We are currently closing Series B financing, which at March 31, 2008, we had $300,000 in Preferred Stock Subscriptions.

Management is currently reviewing different financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors, including:

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

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders. Additional debt financing may be expensive and require us to pledge all or a substantial portion of our assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our product lines.

We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments of $150,000, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 5 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.
Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

Not Applicable

Item 1A.                  Risk Factors

Not applicable to smaller reporting companies.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported on form 8-K, filed on January 15, 2008.

Item 3.                      Defaults Upon Senior Securities.

Not Applicable

Item 4.                      Submission of Matters to a Vote of Security Holders.

The Company had two matters that required the vote of the security holders during its annual shareholder’s meeting held on April 22, 2008. The Security holders voted to elect the board of directors and ratified Vasquez and Company LLP as the Company’s registered public accountants. The vote results were as follows:

To elect of the board of director:
Donald A. Wright	Votes for: 23,736,097; Votes Against 37,500; Abstain: 59,085
Paul V. Maier	Votes for: 23,736,097; Votes Against 37,500; Abstain: 59,085
Edward O. Hunter	Votes for: 23,736,097; Votes Against 37,500; Abstain: 59,085
Kenneth C. Aldrich	Votes for: 23,736,097; Votes Against 37,500; Abstain: 59,085
William B. Adams	Votes for: 23,736,097; Votes Against 37,500; Abstain: 59,085
Jeffrey D. Janus	Votes for: 23,736,097; Votes Against 37,500; Abstain: 59,085

    To ratify Vasquez and Company LLP Votes for: 23,736,097; Votes against 37,500; Abstain: 59,085

Item 5.                      Other Information.

Not Applicable

Item 6.                                Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Preliminary Information Statement on Form 14C filed on December 29, 2006).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB filed on April 9, 2007).
4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).
4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).
4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).
4.5	Certificate of designation or rights, preferences, privileges and restrictions of series A Preferred Stock of International Stem Cell Corporation dated January 15, 2008
10.1	Subscription Agreement dated January 15, 2008
10.3	Form of Warrant Certificate
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: May 15, 2008	By:	/s/ Kenneth C. Aldrich
Name: Kenneth C. Aldrich
Title: Chief Executive Officer and Director

By:	/s/ William B. Adams
Name: William B. Adams
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director