Form 10-Q
period 2008-06-30
International Stem Cell CORP
filed 2008-08-14
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For transition period from _______________ to _______________

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION
(Exact name of registrant as specified in its charter)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2008, there were 35,989,495 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$36,184	$165,344
Inventory	232,303	175,636
Other current assets	14,075	10,189
Prepaid assets	140,912	119,035
Property and equipment, net	448,331	482,786
Patent licenses, net	627,456	625,148
Deposits and other assets	19,643	19,643
Total assets	$1,518,904	$1,597,781

Liabilities and stockholders' equity
Accounts payable	$931,114	$493,426
Accrued liabilities	140,655	142,177
Convertible debt and Advances, net	714,769	-
Related party payables	376,917	749,778
Total liabilities	2,163,455	1,385,381

Commitments and contingencies

Stockholders' equity (Deficit):
Common stock, $.001 par value, 200,000,000 shares authorized,
35,889,495 shares and 35,369,495 shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	35,889	35,369
Preferred stock, $.001 par value, 20,000,000 shares authorized,
1,400,000 shares and 0 shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	1,400	-
Additional paid-in capital	19,201,399	16,124,046
Accumulated deficit during the development stage	(19,883,239)	(15,947,015)
Total stockholders' equity (Deficit)	(644,551)	212,400
Total liabilities and stockholders' equity	$1,518,904	$1,597,781

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (August 2001) through June 30, 2008
	2008	2007	2008	2007

Revenues
Sales, net	$122,303	$3,355	$154,635	$5,181	$196,385

Development expenses
Cost of sales	56,006	1,329	76,865	5,853	148,734
Research and development	662,922	555,697	1,250,963	1,191,640	7,626,075
Marketing	78,647	207,058	227,994	271,046	859,450
General and administrative	999,688	970,505	1,885,347	1,615,661	9,719,114
Total development expenses	1,797,263	1,734,589	3,441,169	3,084,200	18,353,373

Loss from development activities	(1,674,960)	(1,731,234)	(3,286,534)	(3,079,019)	(18,156,988)

Other income (expense)
Settlement with related company	-	-	-	-	(93,333)
Miscellaneous income	-	1,532	-	2,081	9,000
Dividend income	4	38,212	361	84,070	54,335
Interest expense	(123,100)	(9,775)	(129,145)	(23,454)	(1,197,276)
Sublease income	2,100	1,400	4,200	5,442	32,929
Total other expense	(120,996)	31,369	(124,584)	68,139	(1,194,345)

Loss before income taxes	(1,795,956)	(1,699,865)	(3,411,118)	(3,010,880)	(19,351,333)
Provision for income taxes	-	800	-	800	6,800
Net loss	$(1,795,956)	$(1,700,665)	$(3,411,118)	$(3,011,680)	$(19,358,133)

Deemed dividend on preferred stock	85,230	-	$525,106	-	525,106
Net loss attributable to common shareholders	$(1,881,186)	$(1,700,665)	$(3,936,224)	$(3,011,680)	$(19,883,239)

Net loss per share computation:
Weighted average shares outstanding	35,590,044	35,366,495	35,422,797	35,356,619
Net loss per share – Basic and Diluted	$(0.05)	$(0.05)	$(0.11)	$(0.09)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)
From Inception to June 30, 2008
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total	Member's
	Shares	Par	Shares	Par	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001
Members contribution								$100,000
Net loss for the period from inception								(140,996)
Balance at December 31, 2001								(40,996)
Members contribution								250,000
Net loss for the year ended								(390,751)
Balance at December 31, 2002								(181,747)
Members contribution								195,000
Net loss for the year ended								(518,895)
Balance at December 31, 2003								(505,642)
Members contribution								1,110,000
Net loss for the year ended								(854,718)
Balance at December 31, 2004								(250,360)
Members contribution								780,000
Net loss for the year ended								(1,385,745)
Balance at December 31, 2005								(856,105)
Members contribution								(250,000)
Effect of the reorganization transaction	20,000,000	$20,000			$2,665,000	$(3,291,105)	$(606,105)	$(606,105)
BTHC transactions	2,209,993	2,210			(2,210)		-
Offering costs					(2,778,082)		(2,778,082)
Warrants issued for equity placement services					1,230,649		1,230,649
Warrants issued for services					222,077		222,077
Warrants issued with promissory note					637,828		637,828
Common stock issued for services	1,350,000	1,350			1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436			10,371,512		10,381,948
Stock-based compensation					842,374		842,374
Net loss for the year ended December 31, 2006						(6,583,927)	(6,583,927)
Balance at December 31, 2006	33,996,495	33,996			14,537,798	(9,875,032)	4,696,762
Offering costs					(382,124)		(382,124)
Warrants issued for equity placement services					169,249		169,249
Issuance of common stock	1,370,000	1,370			1,368,630		1,370,000
Warrants exercised	3,000	3			2,997		3,000
Stock-based compensation					427,496		427,496
Net loss for the year ended December 31, 2007						(6,071,983)	(6,071,983)
Balance at December 31, 2007	35,369,495	$35,369	-	$-	$16,124,046	$(15,947,015)	$212,400
Issuance of Preferred stock			1,400,000	1,400	1,398,600		1,400,000
Preferred Stock Subscribed
Warrants issued and beneficial conversion feature					482,234		482,234
Issuance of Common Stock	520,000	520			95,029		95,549
Stock-based compensation					576,384		576,384
Deemed dividend on preferred stock					525,106	(525,106)	-
Net loss year to date June 3, 2008						(3,411,118)	(3,411,118)
Balance at June 30, 2008	35,889,495	$35,889	1,400,000	$1,400	$19,201,399	$(19,883,239)	$(644,551)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Inception (August 2001) through June 30,
	2008	2007	2008

Net loss	$(3,411,118)	$(3,011,680)	$(19,358,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79,486	73,141	368,903
Accretion of discount on Notes Payable	-	-	103,304
Accretion of discount on bridge loans	-	-	637,828
Non-cash warrants for services	-	-	222,077
Stock-based compensation	576,384	95,549	1,846,254
Amortization of debt discount on convertible debt	117,003	-	117,003
Common stock issued for services	95,549	-	1,445,549
Changes in operating assets and liabilities
(Increase) in other current assets	(3,886)	(5,201)	(14,075)
(Increase) decrease in inventory	(56,667)	(33,967)	(232,303)
(Increase) decrease in prepaid assets	(21,877)	(31,839)	(140,912)
(Increase) decrease in deposits and other assets	-	(1,400)	(19,643)
Increase (decrease) in accounts payable	437,688	(4,565)	931,114
Increase (decrease) in accrued liabilities	(1,522)	157,817	140,655
Increase (decrease) in related party payables	(372,861)	(145,500)	376,917
Net cash used in operating activities	(2,561,821)	(2,791,430)	(13,575,462)

Investing activities
Purchases of property and equipment	(18,298)	(215,747)	(657,513)
Payments for patent licenses and trademarks	(29,041)	(189,159)	(787,177)
Net cash used in investing activities	(47,339)	(404,906)	(1,444,690)

Financing activities
Members’ contributions	-	-	2,685,000
Proceeds from issuance of common stock, Preferred Stock, and warrant exercises	1,400,000	1,370,000	13,154,948
Proceeds for issuance of convertible promissory notes	-	-	2,099,552
Net proceeds from convertible debt and advances	1,080,000	-	1,080,000
Payment of promissory notes	-	-	(2,202,856)
Proceeds from loan payable	-	-	25,000
Payment of loan payable	-	(25,000)	(25,000)
Payment of offering costs		(212,875)	(1,760,308)
Net cash provided by financing activities	2,480,000	1,132,125	15,056,336

Net (decrease) increase in cash	(129,160)	(2,039,211)	36,184
Cash and cash equivalents, beginning of period	165,344	4,696,694	-
Cash and cash equivalents, end of period	$36,184	$2,657,483	$36,184

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$23,453	$333,049
Cash paid for income taxes	$-	$2,500	$7,400
Non-cash financing activities:
Warrants issued with promissory notes	$-	$-	$637,828
Warrants issued for placements agent services	$-	$169,249	$1,230,649
Deemed dividend on preferred stock	$525,106	$-	$525,106

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

Patent Licenses
Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $787,176 and $758,135 at June 30, 2008 and December 31, 2007, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended June 30, 2008 and 2007 amounted to $26,733 and $38,373 respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 5.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at June 30, 2008.  See Note 5 for a discussion on the Company’s patent licenses.

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

Cost of Sales
Cost of sales consists primarily of costs and expenses for salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials, overhead and occupancy costs. Certain of the agreements under which the Company has licensed technology will require the payment of royalties based on the sale of its future products. Such royalties will be recorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products will be classified as a component of cost of sales to the extent such payments become due in the future.

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

Prior to the adoption of FSP EITF 00-19-2, the Company accounted for registration rights as separate arrangements. Accordingly, the adoption of FSP EITF 00-19-2 had no impact on the consolidated financial position, operations, or cash flows of the Company for the period ended June 30, 2008.

New Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for us beginning January 1, 2008 and did not have an impact on our financial statements as we do not have financial instruments subject to the expanded disclosure requirements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective for us on January 1, 2009.  We assessed the potential impact that adoption of FASB 157 as it relates to nonfinancial assets and liabilities would have on our consolidated financial statements and have concluded that there will be no material impact in 2009.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. FASB 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 159 had no impact on our consolidated financial statements as we did not elect the fair value option.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations.( SFAS 141(r)”). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 will be effective beginning on January 1, 2008. We assessed the potential impact adopting this pronouncement would have on our consolidated financial statements and have concluded that there is no material impact as of June 30, 2008.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on on our financial position or results of operations.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on our consolidated financial statements because we have utilized the guidance within SAS 69.

In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. We expect that the adoption of SFAS 163 will not have a material effect on our consolidated financial statements

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2008, operating loss carryforwards of approximately $12,098,291, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $9,444,482. The increase in carryforwards for the six months ended June 30, 2008 is approximately $2,653,809.

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

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per financial institution. At June 30, 2008, the Company did not have any of its cash balances on deposit with financial institutions in excess of the FDIC insurance limit.

Fair Value of Financial Instruments
The Company believes that the carrying amount of its cash and cash equivalents, accounts payable and accrued liabilities as of June 30, 2008 and 2007 approximate their fair values due to the short-term nature of those instruments.

Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2008, there were 8,679,813 warrants, 1,817,600 vested stock options and 3,854,900 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III.

Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the three months ended June 30, 2008 and 2007 or the period from inception through June 30, 2008.

3. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$56,574	$33,646
Work in Process	3,268	3,270
Finished goods	172,461	138,720
	$232,303	$175,636

4. Property and Equipment

Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
Machinery and equipment	$301,505	$301,246
Computer equipment	107,942	100,375
Office equipment	59,922	59,809
Leasehold improvements	188,144	177,786
	657,513	639,216
Accumulated depreciation and amortization	(209,182)	(156,430)
	$448,331	$482,786

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

6. Convertible debt and Advances

Convertible debt
On May 14, 2008, to obtain funding for working capital, International Stem Cell Corporation (the “Company”) entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $830,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants.    The note was for $1,000,000 (and was issued with a 15% original issue discount) and is due and payable on or before January 31, 2009.  The note is convertible into shares of common stock of the company at the rate of $0.50 per share.   The note is guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications.  Warrants were issued which permit the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.50 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios Abstract”, the Company allocated the $830,000 proceeds according to the value of the convertible note and the warrants based on their relative fair values.  Fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3.22%, volatility rate of 59.5%, term of five years, and exercise price of $0.50.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the reduction in proceeds, value of the beneficial conversion feature, and value of the warrants amounting to $170,000, $216,117 and $266,117, respectively, have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method.  For the six months ended June 30, 2008, amortization of the discount was $30,496, $38,769 and $47,738, respectively.  Unamortized debt discount as of June 30, 2008 are $139,504, $177,348 and $218,379, respectively.

Advance
On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), were Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of June 30, 2008 no revenues were realized from this agreement.

	June 30, 2008	December 31, 2007
Gemini Capital, net of debt discount of $535,231	$464,769	$-
Bio Time, Inc	250,000	-
	$714,769	$-

7. Related Party Payables

The Company has incurred obligations to the following related parties:

	June 30, 2008	December 31, 2007
Management fee	$251,917	$249,778
Management Loan	125,000	500,000
	$376,917	$749,778

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

During the quarter ended June 30, 2008, Mr. Aldrich loaned the company $125,000, as a short-term loan until the Company secured alternative financing, at which time the Company would pay off the loan to Mr. Adldrich.

8. Capital Stock

The Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2008, the Company has issued and outstanding 35,889,495 shares of common stock and 1,400,000 shares of preferred stock.

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

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 and was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase the number of shares of common stock for $1.00 each.

On January 15, 2008, to raise funds, the Company entered into a subscription agreement (the “Agreement”) with accredited investors (the “Investor”) for the sale between one million and five million of Series A Preferred Stock (“Preferred”). Units consists of one share of Preferred and two Warrants (“Warrants”) to purchase Common Stock for each $1.00 invested. The Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the warrants are exercisable at $0.50 per share. The Preferred has an Anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Preferred or the Warrant shall be adjusted downward to equal the price of the new securities. The Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Preferred a dividend of the amount of the dividend the Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

On May 12, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements (the “Agreements”) with a total of five accredited investors (the “Investors”) for the sale of a total of 400,000 Units, each Unit consisting of one share of Series B Preferred Stock (“Preferred”) and two Warrants (“Warrants”) to purchase Common Stock for each $1.00 invested.  The total purchase price received by the Company was $ 400,000.  The Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the warrants are exercisable at $0.50 per share until five years from the issuance of the warrants. The Preferred and Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Preferred or the exercise price of the Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Preferred holder a dividend equal to the amount of the dividend the Preferred holder would receive if the Preferred were converted just prior to the dividend declaration. Each share of Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

During the first six months, the Company raised a total of $1.4 million from the issuance of Series A and B Preferred Stock.

10. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2008, operating loss carryforwards of approximately $12,098,291, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $9,444,482. The increase in carryforwards for the quarter ended June 30, 2008 is approximately $2,653,809.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the six months ended June 30, 2008 and year ended December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2008	December 31, 2007
Deferred tax assets(liabilities)	9669	96856
Net operating loss carryforwards	$4,531,000	$4,305,000
Accrued expenses	140,600	102,400
Research and Development tax credit (Fed and St.)	248,000	169,500
Deferred tax assets	4,919,600	4,576,900
Valuation allowance	(4,919,600)	(4,576,900)
Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	June 30, 2008	December 31, 2007

Current	$0	$0

Deferred	0	0
Total	$0	$0

11. Stock Options and Warrants

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

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the SFAS No. 123R analysis. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate, which was 59% for the quarter ended June 30, 2008 and 72% for the quarter ended March 31, 2008.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended June 30, 2008:

Six Months Ended June 30, 2008

Risk free interest rate	3.34%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	59.50%
Weighted-average expected life of options	3.75 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.  For the six and three months ended June 30, 2008, $580,012 and $95,656 was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options as of June 30, 2008 was $2,174,452 and the weighted-average life of these outstanding stock options is approximately 9.19 years.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of June 30, 2008:

Options Outstanding				Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	3,087,500	8.75	$1.00	1,849,000	$1.00
$3.20	230,000	9.17	$3.20	55,200	$3.20
$1.45	300,000	9.33	$1.45	66,000	$1.45
$1.00	190,000	9.75	$1.00	22,800	$1.00
$0.45	1,865,000	9.83	$0.45	37,500	$0.45

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007	3,807,500	$1.17
Granted	1,865,000	$0.45
Exercised	-	-
Canceled/forfeited	-	-
Outstanding at June 30, 2008	5,672,500	$0.57

Warrants
During 2008, the Company raised additional capital by issuing Preferred Series A and B stock. This issuance of the Preferred Series A and B triggered an anti-dilutive cause in the Brookstreet warrant agreement, where Brookstreet would receive additional warrants to compensate them for the additional warrants issued in the Preferred Financing. The Company will issue an additional 119,372 warrants related to the Preferred Series A and B financing. In 2007, Brookstreet Securities Corporation was awarded 274,000 warrants as compensation for its services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00. The Company recognized the value attributable to the warrants in the amount of $169,249 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

As part of the capital raising efforts, the Company issued during the quarter ended March 31, 2008 two warrants to purchase shares of common stock with the purchase of one Series A Preferred Stock issued, there were an additional 2,000,000 common stock warrants outstanding relating to the Series A Preferred Stock.

As part of the capital raising efforts, the Company issued two warrants to purchase shares of common stock with the purchase of one Series B Preferred Stock. As of June 30, 2008, there were an additional 800,000 common stock warrants outstanding relating to the Series B Preferred Stock.

During the second quarter, the Company entered into an agreement to borrow $1.0 million and as part of this agreement, the Company issued warrants were the holder can purchase up to 2,000,000 shares of common stock from the Company at $0.50 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments, if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), were Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. As part of the agreement, the Company will issue warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at .50 per share. These warrants expire 4 years from date of grant.

12. Commitments and Contingencies

Leases
The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 1, 2008, are as follows:

Amount
July 1, to December 31, 2008	$84,279
2009	129,359
2010	96,200
2011	47,999
Total	$357,837

13. Subsequent Events

On July 30, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements (the “Agreements”) with a total of two accredited investors (the “Investors”) for the sale of a total of 150,000 Units, each Unit consisting of one share of Series B Preferred Stock (“Preferred”) and two Warrants (“Warrants”) to purchase Common Stock for each $1.00 invested.  The total purchase price received by the Company was $150,000.  The Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the warrants will exercisable at $0.50 per share until five years from the issuance of the warrants. The Preferred and Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Preferred or the exercise price of the Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Preferred a dividend equal to the amount of the dividend the Preferred holder would receive if the Preferred were converted just prior to the dividend declaration. Each share of Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB for the fiscal year ended December 31, 2007. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations and may very based on the risks associated with related development progress and other risks discussed in more detail in our Form 10-KSB. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only represents our management’s best present assessment.

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

Results of Operations

Revenues
We are a development stage company and as such have generated nominal revenues. For the three months ended June 30, 2008, our product sales increased to $122,303, compared to $3,355 for the three months ended June 30, 2007. The primary reason for the increase is due to a collaboration agreement we signed in the second quarter to provide stem cells, which resulted in revenue in the second quarter of $60,000. The remaining increase is due to the increased marketing dollars spent on advertising and increased efforts by our sales and marketing team as well as our marketing consultants promoting our products.

For the six months ended June 30, 2008, our product sales increased to $154,635 of product revenue, compared to $5,181 for the six months ended June 30, 2007. The primary reason for the increase is due to a collaboration agreement we signed in the second quarter to provide stem cells, which resulted in revenue in the second quarter of $60,000, as well as, an increase in marketing dollars spent on advertising and increased efforts by our sales and marketing team as well as our marketing consultants promoting our products.

General and Administrative Expenses
General and administrative expenses were $999,688 for the three months ended June 30, 2008, an increase of $29,183 or 3%, compared to $970,505 for the three months ended June 30, 2007. This increase in expenses for the quarter was primarily due to a one time charge of deferred compensation in the amount of $95,656 for options that we accelerated vesting and common stock issued during the quarter which resulted in $95,549 of common stock issued for services. The increase in general and administrative expenses for the quarter was off set in part due to our efforts to reduce costs, primarily in consulting and salaries expense, based on our current cash position.

General and administrative expenses were $1,885,347 for the six months ended June 30, 2008, an increase of $269,686 or 17%, compared to $1,615,661 for the six months ended June 30, 2007. The reason for this increase is primarily due to a one time charge of deferred compensation in the amount of $576,384 for options that we accelerated vesting, as well as a charge for common stock issued during the quarter which resulted in $95,549 of common stock issued for services. The increase in general and administrative expenses for the quarter was off set in part due to our efforts to reduce costs, primarily in consulting and salaries expense, based on our current cash position.

Research and Development
Research and development expenses were $662,922 for the three months ended June 30, 2008, an increase of $107,225, or 19% compared to $555,697 for the three months ended June 30, 2007. The increase is primarily due to an increase in research costs related to our contract services related to our collaboration with the research laboratory here in the U.S and in Russia.

Research and development expenses were $1,250,963 for the six months ended June 30, 2008, an increase of $59,323, or 5%, compared to $1,191,640 for the six months ended June 30, 2007. The increase is primarily due to increased research costs related to our contract services related to our collaboration with the research laboratory in the U.S. and in Russia.

Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense
Marketing expenses were $78,647 for the three months ended June 30, 2008, a decrease of $128,411, compared to $207,058, or 62%, for the three months ended June 30, 2007. This significant decrease was due to our cost cutting measures to manage our current cash position. The areas affected by these cost cutting measures were marketing consultants and the cost of advertising.

Marketing expenses were $227,994 for the six months ended June 30, 2008, a decrease of $43,052, compared to $271,046, or 16%, for the six months ended June 30, 2007. This significant decrease was due to our cost cutting measures to manage our current cash position. The areas affected by these cost cutting measures were marketing consultants and the cost of advertising.

Liquidity and Capital Resources

At June 30, 2008, we had a decrease in cash of $129,160 for the six month period ended June 30, 2008, resulting from $2,561,821 cash used in operating activities and $47,339 used in investment activities, offset by $2,480,000 of cash provided by our financing activities. The funds generated from financing activities during 2008 were used mainly to support our operating losses.

Operating Cash Flows
Net cash used in operating activities of $2,561,821 for the six months ended June 30, 2008 was primarily attributable to a net loss of $3,411,118, however, the Company did secure short term borrowings and advances totaling approximately $1,080,000 from two different sources. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $79,486, non-cash stock option expense of $576,384, common stock issued for services of $95,549, an increase in inventory of $56,667, a decrease in prepaid assets of $21,877, an increase in accounts payable of $437,688, a decrease in accrued expenses of $1,522, and a decrease in related party payables of $372,861, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows
Net cash used in investing activities of $47,339 for the six months ended June 30, 2008 was primarily attributable to purchases of property and equipment of $18,298 consisting primarily of laboratory equipment for use in a variety of research projects, and payments for patent licenses of $29,041.

Financing Cash Flows
Net cash provided by financing activities of approximately $2,480,000 for the six months ended June 30, 2008 was attributable to closing the Series A and B Preferred Stock financings of $1,400,000 and proceeds from convertible debt of $830,000 and advances of $250,000.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments of $150,000 due annually in May, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 5 to our condensed consolidated financial statements.

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

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Previously reported on form 8-K, filed on May 14, 2008.

Item 3.    Defaults Upon Senior Securities.

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company had two matters that required the vote of the security holders during its annual shareholder’s meeting held on April 22, 2008. The Security holders voted to elect the entire board of directors and ratified Vasquez and Company LLP as the Company’s registered public accountants. The vote results were as follows:

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

To ratify Vasquez and Company LLP Votes for: 23,736,097; Votes against 37,500; Abstain: 59,085

Item 5.    Other Information.

Not Applicable

Item 6.    Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Preliminary Information Statement on Form 14C filed on December 29, 2006).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-KSB filed on April 9, 2007).
4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).
4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).
4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).
4.5	Certificate of designation or rights, preferences, privileges and restrictions of series A Preferred Stock of International Stem Cell Corporation dated January 15, 2008.
4.6	Certificate of designation or rights, preferences, privileges and restrictions of series B Preferred Stock of International Stem Cell Corporation dated May 12, 2008.
10.1	Subscription Agreement dated January 15, 2008 and May 12, 2008.
10.2	Form of Warrant Certificate dated January 15, 2008.
10.3	Form of Warrant Certificate dated May 12, 2008.
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: August 14, 2008
By: /s/ Kenneth C. Aldrich
Name: Kenneth C. Aldrich
Title: Chief Executive Officer and Director

By: /s/ William B. Adams
Name: William B. Adams
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director