Form 10-Q
period 2008-09-30
International Stem Cell CORP
filed 2008-11-13
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
YES   [ X ]     NO   [     ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November  9, 2008, there were 35,989,495 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Condensed Consolidated Statements of Financial Condition	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Members Deficit and Stockholders' Equity	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 - Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	22

Item 1A - Risk Factors	22

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 - Defaults Upon Senior Securities	22

Item 4 -Submission of Matters to a Vote of Security Holders	22

Item 5 - Other Information	22

Item 6 - Exhibits	23

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$1,194,166	$165,344
Inventory	280,583	175,636
Other current assets	219,262	10,189
Prepaid assets	105,368	119,035
Property and equipment, net	513,709	482,786
Patent licenses, net	614,181	625,148
Deposits and other assets	19,644	19,643
Total assets	$2,946,913	$1,597,781

Liabilities and stockholders' equity
Accounts payable	$847,221	$493,426
Accrued liabilities	208,725	142,177
Loan payable and advances	781,706	-
Related party payables	449,297	749,778
Total liabilities	2,286,949	1,385,381

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 35,989,495 shares and 35,369,495 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	35,989	35,369
Preferred stock, $.001 par value, 20,000,000 shares authorized, 3,550,000 shares and 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	3,550	-
Additional paid-in capital	22,961,978	16,124,046
Accumulated deficit during the development stage	(22,341,553)	(15,947,015)
Total stockholders' equity	659,964	212,400
Total liabilities and stockholders' equity	$2,946,913	$1,597,781

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (August 2001) through September 30, 2008
	2008	2007	2008	2007

Revenue
Product sales	$142,452	$12,435	$237,087	$17,616	$278,838
Royalties and license	75,000	-	135,000	-	135,000
	217,452	12,435	372,087	17,616	413,838

Development expenses
Cost of sales	13,296	47,630	90,161	53,483	162,030
Research and development	444,964	620,703	1,695,927	1,812,343	8,071,039
Marketing	47,903	156,576	275,897	427,622	907,353
General and administrative	668,677	655,199	2,554,024	2,270,860	10,387,791
Total development expenses	1,174,840	1,480,108	4,616,009	4,564,308	19,528,213

Loss from development activities	(957,388)	(1,467,673)	(4,243,922)	(4,546,692)	(19,114,375)

Other income (expense)
Settlement with related company	-	-	-	-	(93,333)
Miscellaneous income	268	275	629	2,356	9,000
Dividend income	-	18,012	-	102,082	54,603
Interest expense	(446,773)	(7,819)	(575,918)	(31,272)	(1,644,050)
Sublease income	2,100	2,100	6,300	7,542	35,029
Total other income (expense)	(444,405)	12,568	(568,989)	80,708	(1,638,751)

Loss before income taxes	(1,401,793)	(1,455,105)	(4,812,911)	(4,465,984)	(20,753,126)
Provision for income taxes	-	-	-	800	6,800
Net loss	$(1,401,793)	$(1,455,105)	$(4,812,911)	$(4,466,784)	$(20,759,926)

Deemed dividend on preferred stock	1,056,522	-	1,581,628	-
Net loss attributable to common shareholders	$(2,458,315)	$(1,455,105)	$(6,394,539)	$(4,466,784)	$(20,759,926)

Net loss per share computation:
Weighted average shares outstanding	35,987,321	35,366,908	35,655,261	35,360,087
Net loss per share – Basic and Diluted	$(0.07)	$(0.04)	$(0.18)	$(0.13)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)
From Inception to September 30, 2008
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total	Member’s
	Shares	Par	Shares	Par	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001
Members contribution								$100,000
Net loss for the period from inception								(140,996)
Balance at December 31, 2001								(40,996)
Members contribution								250,000
Net loss for the year ended								(390,751)
Balance at December 31, 2002								(181,747)
Members contribution								195,000
Net loss for the year ended								(518,895)
Balance at December 31, 2003								(505,642)
Members contribution								1,110,000
Net loss for the year ended								(854,718)
Balance at December 31, 2004								(250,360)
Members contribution								780,000
Net loss for the year ended								(1,385,745)
Balance at December 31, 2005								(856,105)
Members contribution								(250,000)
Effect of the reorganization transaction	20,000,000	$20,000			$2,665,000	$(3,291,105)	$(606,105)	$(606,105)
BTHC transactions	2,209,993	2,210			(2,210)		-
Offering costs					(2,778,082)		(2,778,082)
Warrants issued for equity placement services					1,230,649		1,230,649
Warrants issued for services					222,077		222,077
Warrants issued with promissory note					637,828		637,828
Common stock issued for services	1,350,000	1,350			1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436			10,371,512		10,381,948
Stock-based compensation					842,374		842,374
Net loss for the year ended December 31, 2006						(6,583,927)	(6,583,927)
Balance at December 31, 2006	33,996,495	33,996			14,537,798	(9,875,032)	4,696,762
Offering costs					(382,124)		(382,124)
Warrants issued for equity placement services					169,249		169,249
Issuance of common stock	1,370,000	1,370			1,368,630		1,370,000
Warrants exercised	3,000	3			2,997		3,000
Stock-based compensation					427,496		427,496
Net loss for the year ended December 31, 2007						(6,071,983)	(6,071,983)
Balance at December 31, 2007	35,369,495	35,369	-	$-	16,124,046	(15,947,015)	212,400
Issuance of Preferred stock			3,550,000	3,550	3,546,450		3,550,000
Preferred Stock Subscribed
Warrants issued and beneficial conversion feature					924,692		924,692
Issuance of Common Stock	620,000	620			111,543		112,163
Stock-based compensation					673,620		673,620
Deemed dividend on preferred stock					1,581,627	(1,581,627)	-
Net loss year to date September 30, 2008						(4,812,911)	(4,812,911)
Balance at September 30, 2008	35,989,495	$35,989	3,550,000	$3,550	$22,961,978	$(22,341,553)	$659,964

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Inception (August 2001) through September 30,
	2008	2007	2008

Operating activities
Net loss	$(4,812,911)	$(4,466,784)	$(20,759,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	120,640	100,031	410,057
Accretion of discount on Notes Payable	-	-	103,304
Accretion of discount on bridge loans	-	-	637,828
Non-cash warrants for services	-	-	222,077
Stock-based compensation	673,620	332,336	1,943,490
Amortization of debt discount on convertible debt and notes	557,480	-	557,480
Common stock issued for services	112,163	-	1,462,163
Changes in operating assets and liabilities
(Increase) in other current assets	(209,073)	(9,371)	(239,405)
(Increase) decrease in inventory	(104,947)	(71,695)	(260,439)
(Increase) decrease in prepaid assets	13,667	(34,285)	(105,368)
(Increase) decrease in deposits and other assets	-	(1,400)	(19,643)
Increase (decrease) in accounts payable	353,795	46,177	847,220
Increase (decrease) in accrued liabilities	66,548	15,414	208,724
Increase (decrease) in related party payables	(231,562)	(207,894)	518,216
Net cash used in operating activities	(3,460,580)	(4,297,471)	(14,474,222)

Investing activities
Purchases of property and equipment	(111,557)	(306,542)	(750,772)
Payments for patent licenses and trademarks	(29,041)	(192,159)	(787,176)
Net cash used in investing activities	(140,598)	(498,701)	(1,537,948)

Financing activities
Members’ contributions	-	-	2,685,000
Proceeds from issuance of common stock, Preferred Stock, and warrant exercises	3,550,000	1,370,000	15,304,948
Proceeds for issuance of convertible promissory notes	-	2,000	2,099,552
Net proceeds from convertible debt and advances	-	-	1,080,000
Payment of promissory notes	-	-	(2,202,856)
Proceeds from loan payable	1,605,000	-	1,605,000
Payment of loan payable	(525,000)	(25,000)	(525,000)
Payment of offering costs		(212,875)	(2,840,308)
Net cash provided by financing activities	4,630,000	1,134,125	17,206,336

Net (decrease) increase in cash	1,028,822	(3,662,047)	1,194,166
Cash and cash equivalents, beginning of period	165,344	4,696,694	-
Cash and cash equivalents, end of period	$1,194,166	$1,034,647	$1,194,166

Supplemental disclosures of cash flow information:
Cash paid for interest	$135,442	$118,608	$359,656
Cash paid for income taxes	$-	$2,500	$7,400
Non-cash financing activities:
Warrants issued with promissory notes	$283,363	$-	$921,191
Warrants issued for placements agent services	$-	$1,230,649	$1,230,649
Beneficial conversion feature of convertible debt	$641,330	$-	$641,330
Deemed dividend on preferred stock	$1,581,627	$-	$1,581,627

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization

Business Combination and Corporate Restructure
BTHC III, Inc. (“BTHC III” or the “Company”) was organized in Delaware in June 2005 as a shell company to effect the reincorporation of BTHC III, LLC, a Texas limited liability company. On December 28, 2006, we effected a Share Exchange pursuant to which we acquired all of the stock of International Stem Cell Corporation, a California corporation (“ISC California”). After giving effect to the Share Exchange, the stockholders of ISC California owned 93.7% of our issued and outstanding shares of common stock. As a result of the Share Exchange, ISC California is now our wholly-owned subsidiary, though for accounting purposes it was deemed to have been the acquirer in a “reverse merger.” In the reverse merger, BTHC III is considered the legal acquirer and ISC California is considered the accounting acquirer. On January 29, 2007, we changed our name from BTHC III, Inc. to International Stem Cell Corporation (the “Company”).

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

2. Summary of Significant Policies

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

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s annual report on Form 10-KSB. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.

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

Patent Licenses
Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $787,176 and $758,135 at September 30, 2008 and December 31, 2007, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $40,008 and $42,095 respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 5.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at September 30, 2008.  See Note 5 for a discussion on the Company’s patent licenses.

Product Sales
Revenue from product sales is recognized at the time of shipment to the customer provided all other revenue recognition criteria of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, have been met. If the customer has a right of return, in accordance with the provisions set forth in the Financial Accounting Standards Board’s (FASB) Statement No. 48, Revenue Recognition When Right of Return Exists (SFAS 48), the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made.

Revenue Arrangements with Multiple Deliverables
The Company sometimes enters into revenue arrangements that contain multiple deliverables in accordance with EITF No. 00-21. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

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

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 will be effective beginning on January 1, 2008. We assessed the potential impact adopting this pronouncement would have on our consolidated financial statements and have concluded that there is no material impact as of September 30, 2008.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

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
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2008, operating loss carryforwards of approximately $13,397,507, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $9,444,482. The increase in carryforwards for the nine months ended September 30, 2008 is approximately $3,953,025.

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

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At September 30, 2008, the Company did not have any of its cash balances on deposit with financial institutions in excess of the FDIC insurance limit.

Fair Value of Financial Instruments
The Company believes that the carrying amount of its cash and cash equivalents, accounts payable and accrued liabilities as of September 30, 2008 and 2007 approximate their fair values due to the short-term nature of those instruments.

Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2008, there were 15,479,813 warrants, 2,849,400 vested stock options and 3,313,100 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III.

Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the three months ended September 30, 2008 and 2007 or the period from inception through September 30, 2008.

3. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	September 30, 2008	December 31, 2007

Raw materials	$69,395	$33,646
Work in Process	3,268	3,270
Finished goods	207,920	138,720
	$280,583	$175,636

4. Property and Equipment

Property and equipment consists of the following:

	September 30, 2008	December 31, 2007

Machinery and equipment	$317,695	$301,246
Computer equipment	152,369	100,375
Office equipment	59,969	59,809
Leasehold improvements	220,740	177,786
	750,773	639,216
Accumulated depreciation and amortization	(237,064)	(156,430)
	$513,709	$482,786

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

On May 14, 2004, Lifeline amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: Infigen IP, UMass IP and ACT IP, which terms are summarized below. The license fees aggregate a total of $400,000 and were secured by separate convertible promissory notes. The notes bear no interest unless they are not repaid at maturity, in which event they shall thereafter bear interest at an annual rate equal to the lesser of 10% or the maximum non-usurious rate legally allowed. The note could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ Capital market), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2006, ACT elected to receive payment in cash in lieu of conversion of the notes, which was paid in full.

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

6. Convertible debt and Advances

Convertible debt
On May 14, 2008, to obtain funding for working capital, the Company entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $830,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants.    The note was for $1,000,000 (and was issued with a 15% original issue discount) and is due and payable on or before January 31, 2009.  The note is convertible into shares of common stock of the company at the rate of $0.50 per share.   The note is guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications.  Warrants were issued which permit the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.50 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

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

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the reduction in proceeds, value of the beneficial conversion feature, and value of the warrants amounting to $170,000, $216,117 and $266,117, respectively, have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method.  For the nine months ended September 30, 2008, amortization of the discount was $90,496, $115,045 and $141,662, respectively. In August 2008, in accordance with the anti-dilution provisions of the debt.  The conversion rate and exercise price were reduced to $0.25. The beneficial conversion feature and warrants were adjusted to $641,331 and $188,669, respectively. Net additional amortization is $184,502.  Unamortized debt discount as of September 30, 2008 are $79,504, $300,695 and $88,095, respectively.

Advance
On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), were Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of September 30, 2008 no revenues were realized from this agreement.

	September 30, 2008	December 31, 2007

Gemini Capital, net of debt discount of $468,294	$531,706	$-
Bio Time, Inc	250,000	-
	$781,706	$-

7. Related Party Payables

The Company has incurred obligations to the following related parties:
	September 30, 2008	December 31, 2007

Management fee, net of debt discount of $68,919	$189,297	$249,778
Management Loan	260,000	500,000
	$449,297	$749,778

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

During the quarter ended September 30, 2008, Mr. Aldrich loaned the company $125,000, as a short-term loan until the Company secured alternative financing, at which time the Company would pay off the loan to Mr. Aldrich.

8. Capital Stock

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2008, the Company has issued and outstanding 35,989,495 shares of common stock and 3,550,000 shares of preferred stock.

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

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale between one million and five million of Series A Preferred Stock (“Series A Preferred”). Series A Units consists of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

On May 12, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with a total of five accredited investors for the sale of a total of 400,000 Series B Units, each Series B Unit consisting of one share of Series B Preferred Stock (“Series B Preferred”) and two Series B Warrants (“Series B Warrants”) to purchase Common Stock for each $1.00 invested.  The total purchase price received by the Company was $ 400,000.  The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants are exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

On July 30, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with a total of two accredited investors for the sale of a total of 150,000 Series B Units. The total purchase price received by the Company was $150,000.  The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants will exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for three million dollars ($3,000,000) up to three million (3,000,000) shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred has an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the Common Stock on any sale or liquidation of the Company equal to the purchase price of the, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.  Subject to determination by the Investor that there has been no material adverse event, the sale of the Series C Preferred is scheduled to close on the following schedule: (1) 700,000 shares were sold August 20, 2008; (2) 1,300,000 shares were sold September 23, 2008; and (3) 1,000,000 shares will be sold on December 15, 2008.

During the first nine months, the Company raised a total of $3.5 million of Series A, B and C Preferred Stock.

9. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2008, operating loss carryforwards of approximately $13,397,507, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $9,444,482. The increase in carryforwards for the quarter ended September 30, 2008 is approximately $3,953,025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the nine months ended September 30, 2008 and year ended December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	September 30, 2008	December 31, 2007
Deferred tax assets (liabilities)	9669	96856
Net operating loss carry forwards	$4,531,000	$4,305,000
Accrued expenses	208,700	102,400
Research and Development tax credit (Fed and St.)	308,800	169,500
Deferred tax assets	5,048,500	4,576,900
Valuation allowance	(5,048,500)	(4,576,900)
Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:
	September 30, 2008	December 31, 2007

Current	$0	$0

Deferred	0	0
Total	$0	$0

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

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the SFAS No. 123R analysis. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate, which was 58% for the quarter ended September 30, 2008, 59% the quarter ended June 30, 2008, and 65% for the quarter ended March 31, 2008.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended September 30, 2008:

Nine Months Ended September 30, 2008

Risk free interest rate	3.34%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	57.89%
Weighted-average expected life of options	3.75 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.  For the nine and three months ended September 30, 2008, $673,620 and $97,236 was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options as of September 30, 2008 was $1,204,850 and the weighted-average life of these outstanding stock options is approximately 9.13 years.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of September 30, 2008:

Options Outstanding				Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	3,087,500	8.25	$1.00	2,425,000	$1.00
$3.20	230,000	8.75	$3.20	69,000	$3.20
$1.45	300,000	8.83	$1.45	84,000	$1.45
$1.00	190,000	9.25	$1.00	34,200	$1.00
$0.45	1,865,000	9.58	$0.45	149,200	$0.45
$0.39	490,000	9.92	$0.39	9,800	$0.39

		Weighted Average
	Number of Shares	Price Per Share

Outstanding at December 31, 2007	3,807,500	$1.17
Granted	2,355,000	$0.44
Exercised	-	-
Canceled/forfeited	-	-
Outstanding at September 30, 2008	6,162,500	$0.77

Warrants
During 2008, the Company raised additional capital by issuing Preferred Series A, B and C stock. This issuance of the Preferred Series A, B and C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting their warrants. In 2007, Brookstreet Securities Corporation was awarded 274,000 warrants as compensation for its services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

As part of the capital raising efforts, the Company issued during the quarter ended March 31, 2008 two warrants to purchase shares of common stock with the purchase of one Series A Preferred Stock issued, there were an additional 2,000,000 common stock warrants outstanding relating to the Series A Preferred Stock.

As part of the capital raising efforts, the Company issued two warrants to purchase shares of common stock with the purchase of one Series B Preferred Stock. As of September 30, 2008, there were an additional 1,100,000 common stock warrants outstanding relating to the Series B Preferred Stock.

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

11. Commitments and Contingencies

Leases
The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 1, 2008, are as follows:

Amount

October 1, to December 31, 2008	$41,962
2009	129,359
2010	96,100
2011	64,134
Total	$331,555

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB for the fiscal year ended December 31, 2007. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations and may vary based on the risks associated with related development progress and other risks discussed in more detail in our Form 10-KSB. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only represents our management’s best present assessment.

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

Results of Operations

Revenues
We are a development stage company and as such have generated nominal revenues. For the three months ended September 30, 2008, our product sales increased to $217,452, compared to $12,435 for the three months ended September 30, 2007. The primary reason for the increase is due to collaboration agreements we signed in the third quarter to provide stem cells, which resulted in revenue in the third quarter of $125,000. The remaining increase is due to the increased efforts by our sales and marketing team as well as our remaining marketing consultants promoting our products.

For the nine months ended September 30, 2008, our product sales increased to $372,087 of product revenue, compared to $17,616 for the nine months ended September 30, 2007. The primary reason for the increase is due to collaboration agreements we signed in the third quarter to provide stem cells, which resulted in revenue in the third quarter of approximately $185,000, as well as, increased efforts by our sales and marketing team and our remaining marketing consultants promoting our products.

General and Administrative Expenses
General and administrative expenses were $668,677, for the three months ended September 30, 2008, an increase of $13,478 or 2%, compared to $655,199 for the three months ended September 30, 2007. The increase in expenses for the quarter was primarily due to increased stock based compensation relating to stock issued for services.

General and administrative expenses were $2,554,024 for the nine months ended September 30, 2008, an increase of $283,164 or 12%, compared to $2,270,860 for the nine months ended September 30, 2007. The reason for this increase is primarily due to a one time charge of deferred compensation in the amount of $578,691 for options that we accelerated vesting, as well as a charge for common stock issued for services during the quarter which resulted in $113,749 of stock-based compensation expense.

Research and Development
Research and development expenses were $444,964 for the three months ended September 30, 2008, a decrease of $175,739, or 28%, compared to $620,703 for the three months ended September 30, 2007. During the third quarter in an effort to mange our cash position, we reviewed all research and development expenses for cost opportunities. The decrease for the third quarter is primarily due to a decrease in research lab expenses related to our Russian Lab and other research development consultants.

Research and development expenses were $1,695,927 for the nine months ended September 30, 2008, a decrease of $116,416, or 6%, compared to $1,812,343 for the nine months ended September 30, 2007. During the third quarter in an effort to mange our cash position, we reviewed all research and development expenses for cost opportunities. During the nine months ended September 30, 2008, the decrease in research and development costs is primarily due to a decrease in research being conducted at our Russian Lab and research and development consultants no longer used.

Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense
Marketing expenses were $47,903 for the three months ended September 30, 2008, a decrease of $108,673, compared to $156,576, or 69%, for the three months ended September 30, 2007. This significant decrease was due to our cost cutting measures to manage our current cash position. The areas affected by our cost saving measures were marketing consultants and the cost of advertising.

Marketing expenses were $275,897 for the nine months ended September 30, 2008, an decrease of $151,725, compared to $427,622, or 35%, for the nine months ended September 30, 2007. This significant decrease was due to our cost cutting measures to manage our current cash position. For the nine months ended September 30, 2008, areas affected by our cost saving measures were marketing consultants and the cost of advertising.

Liquidity and Capital Resources

At September 30, 2008, we had an increase in cash of $1,028,822 for the nine month period ended September 30, 2008, resulting from $3,460,580 cash used in operating activities and $140,598 used in investment activities, offset by $4,630,000 of cash provided by our financing activities. The funds generated from financing activities during 2008 were used mainly to support our operating losses.

Operating Cash Flows
Net cash used in operating activities of $3,460,580 for the nine months ended September 30, 2008 was primarily attributable to a net loss of $4,812,911, however, the Company did secure short term borrowings and advances totaling approximately $3,550,000 from different sources. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $120,640, non-cash stock option expense of $673,620,common stock issued for services of $112,163, Amortization of discounts on Convertible Notes $557,480, an increase in other current assets $209,073, an increase in inventory of $104,947, an decrease in prepaid assets of $13,667, an increase in accounts payable of $353,795, an increase in accrued expenses of $66,548, and a decrease in related party payables of $231,562. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows
Net cash used in investing activities of $140,598 for the nine months ended September 30, 2008 was primarily attributable to purchases of property and equipment of $111,557 consisting primarily of laboratory equipment for use in a variety of research projects, and payments for patent licenses of $29,041.

Financing Cash Flows
Net cash provided by financing activities of approximately $4,630,000 for the nine months ended September 30, 2008 was attributable to closing the Series A, B, and C Preferred Stock financings of $3,550,000, net proceeds from loan of $1,355,000 and advances of $250,000, offset by a loan payment of $525,000.

Management is currently reviewing different financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2008 and beyond;

●	scientific progress in our research and development programs;

●
the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

●	our progress with preclinical development and clinical trials;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

●	the number and type of product candidates that we pursue.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments of $150,000 due each May, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 5 to our condensed consolidated financial statements.

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

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No disclosure

Item 1A.                      Risk Factors

Not applicable to smaller reporting companies.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported on form 8-K, filed on July 31, 2008.

Previously reported on form 8-K, filed on August 21, 2008.

Item 3.                      Defaults Upon Senior Securities.

No disclosure

Item 4.                      Submission of Matters to a Vote of Security Holders.

No disclosure

Item 5.                      Other Information.

No disclosure

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
4.5
Certificate of designation or rights, preferences, privileges and restrictions of series A Preferred Stock of International Stem Cell Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on January 17, 2008).

4.6
Certificate of designation or rights, preferences, privileges and restrictions of series B Preferred Stock of International Stem Cell Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).

4.7
Certificate of designation or rights, preferences, privileges and restrictions of series B Preferred Stock of International Stem Cell Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008).

10.1	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 17, 2008, May 12, 2008, and August 21, 2008.

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 14, 2008
	By:	/s/ Kenneth C. Aldrich
	Name:	Kenneth C. Aldrich
	Title:	Chief Executive Officer and Director

	By:	/s/ William B. Adams
	Name:	William B. Adams
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director