Form 10-K
period 2008-12-31
International Stem Cell CORP
filed 2009-03-30
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number: (760) 940-6383

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 204 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of their Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange
Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2008:
          Common Stock: 38,410,675-

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual meeting of Stockholders in 2009 is incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis or Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, market and general economic factors, and the other  risks discussed in Item 14 of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

Business Overview

We are a biotechnology company currently focused on developing therapeutic products and research products. In the area of therapeutic product development, our objective is to create an unlimited source of human cells for use in the treatment of several diseases including diabetes, liver disease, corneal disease and retinal disease through cell transplant therapy. In furtherance of this objective, we are currently developing (i) pluripotent stem cells that are comparable in function to, but distinct in derivation from, embryonic stem cells from which cells for human transplant can be derived, (ii) techniques to cause those cells to be “differentiated” into the specific cell types required for transplant, and (iii) manufacturing protocols to produce these cells without contamination with animal by-products in compliance with U.S. Food and Drug Administration requirements. While our cell lines are comparable to embryonic cell lines because they have the potential to become any cell in the human body through differentiation, the development of our cell lines does not require the use of fertilized eggs or the destruction of any embryos created through fertilization.

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

Pluripotent stem cells are undifferentiated primary cells that have the potential to become any tissues or organs of the body. However, stem cell therapies have technical, ethical and legal hurdles to overcome before they will be able to be used to effect tissue and organ repair. To realize the promise of cell-based therapies for the treatment of diseases, scientists must be able to manipulate stem cells so that they possess the necessary characteristics for successful differentiation, transplantation and engraftment. The following is a list of some of the major steps in successful cell-based treatments that scientists will have to learn to precisely control to ready such treatments for clinical use. To be useful for transplant purposes, stem cells must be reproducibly made to:

●	proliferate extensively and generate sufficient quantities of stem cells;

●	differentiate into the desired cell type(s) and generate sufficient quantities of those cell types;

●	survive in the recipient after transplant;

●	integrate into the surrounding tissue after transplant;

●	function appropriately;

●	avoid harming the recipient; and

●	avoid or reduce the problem of immune rejection.

We believe that the market for our products will be substantial given the current limited supply of human cells required to make transplants possible, the need for cells that will not be rejected, and the need for cells produced without contamination by animal by-products. Addressing these core issues will provide an excellent opportunity for the commercialization of our products.

During 2007 and 2008, we had two peer review papers published describing our procedures for creating pluripotent stem cells through parthenogenesis.

In addition to the work we are doing to develop cells for therapeutic cell transplant, we are engaged in the development, production and sale of specialty research products (specialized cell systems, media and reagents for use in stem cell and other medical research) which we have commercialized and are selling to academic institutions, government entities, and commercial research companies. This portion of our business is focused on the needs of stem cell researchers for specialized cells, media and reagents used in the development of therapeutic products.  The sale of these research products is expected to provide us with revenue to support a portion of the development of therapeutic products.

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

On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. As a result of this transaction, ISC California became wholly owned by us. This transaction was accounted for as a “reverse merger” for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California and its subsidiary. On January 29, 2007, we changed our name to International Stem Cell Corporation and in connection therewith our trading symbol changed to ISCO.OB.

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

Frequently Asked Questions

What are Stem Cells?

Cells are the basic living units that make up a human being. Stem cells have two important characteristics that distinguish them from other types of cells. First, they are unspecialized cells that renew themselves for long periods of time. Second, under certain physiologic or experimental conditions, they can be induced to become cells with special functions such as the beating cells of the heart muscle or the insulin-producing cells of the pancreas. Until recently, scientists have worked with two kinds of stem cells from animals and humans: embryonic stem cells and adult stem cells, which have different functions and characteristics. We have developed a third category of stem cells that we believe will have the therapeutic advantages of embryonic stem cells without the difficulties discussed below.

What are Pluripotent Stem Cells?

Pluripotent stem cells are important because of their ability to be differentiated, or developed into virtually any other cell made by the human body. Both embryonic stem cells and the parthenogenetic stem cells developed by International Stem Cell Corporation and discussed below, are pluripotent stem cells.

What are Embryonic Stem Cells?

Embryonic stem cells are derived from embryos that develop from eggs that have been fertilized in vitro—(typically in an in vitro fertilization clinic)—which are donated for research purposes with informed consent of the donors. They are not derived from eggs fertilized in a woman’s body. The embryos from which human embryonic stem cells are derived are typically four or five days old and are a hollow microscopic ball of cells called the blastocyst. Embryonic stem cells are grown in a laboratory through a process known as cell culture.

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

The study of human development may also benefit from embryonic stem cell research in that understanding the events that occur at the first stages of development has potential clinical significance for preventing or treating birth defects, infertility and pregnancy loss. The earliest stages of human development have been difficult or impossible to study. Human embryonic stem cells offer insights into developmental events that cannot be studied directly in humans in vivo or fully understood through the use of animal models.

What are Parthenogenetic Stem Cells and how are they different?

The cells and cell lines used by International Stem Cell Corporation for therapeutic purposes are “Parthenogenetic Stem Cell Lines” and differentiated cells derived from those lines. Our research is based on perfecting proprietary techniques for deriving stem cells through a technology based on parthenogenesis, which results in the creation of human parthenogenetic stem cell lines that have the same capacity to become all cells found in the human body just as do embryonic stem cells. However, the parthenogenetic process does not use fertilized human eggs or cause the destruction of such eggs. From the parthenogenetic stem cell lines we have created, we will conduct research to develop specialized cells (such as liver, pancreatic, corneal and retinal cells) needed for transplantation. We do not obtain stem cells from fetal tissue from abortion clinics and our technology does not require the use of discarded frozen human embryos. We do not anticipate using such sources of stem cells in the future.

Why Not Use Stem Cells Derived from Adults?

There are several approaches now in human clinical trials that utilize mature stem cells (such as blood-forming cells, neuron-forming cells and cartilage-forming cells). However, adult stem cells are limited in their inability to proliferate in culture. Unlike pluripotent stem cells, which have a capacity to reproduce indefinitely in the laboratory, adult stem cells are difficult to grow in the lab and their potential to reproduce diminishes with age. Therefore, obtaining clinically significant amounts of adult stem cells may prove to be difficult.

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

Why is Stem Cell Research Controversial?

The sources of some types of stem cells cause social and religious controversy. Some scientists obtain stem cells from aborted fetal tissue, causing opposition from those opposed to abortion. Another controversial source of stem cells is the residual frozen human fertilized eggs (embryos) that remain after vitro fertilization procedures and are used to create embryonic stem cell lines. A final controversial source of stem cells are those obtained from very early stage embryos created by therapeutic cloning because this process of obtaining stem cells results in the destruction of these early-stage embryos.

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

Why Not use Adult Cells Reprogrammed to become Pluripotent Cells?

Cells produced in this manner process have received much recent publicity, primarily because they are not derived from human embryos. These cells, known as Induced Pluripotent Stem Cells, or “iPS” cells, are produced by introducing foreign agents known as vectors, and the vectors currently being used involve known cancer causing agents.  The process also involves genetic manipulation not required for embryonic or parthenogenetic stem cells.  As a result, the current use of iPS cells is primarily as research tools for drug discovery and the study of disease development pathways.

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

Our Technology

With the assistance of our Chief Scientific Officer, Dr. Elena Revazova, M.D., Ph.D., we have developed a proprietary patent pending process, based on parthenogenesis, for the creation of new stem cell lines that we believe will have all the beneficial characteristics of traditional embryonic stem cells. Our technology allows embryonic-like stem cells, called parthenogenetic stem cells, to be created without the use of fertilized embryos or fertilized human eggs (called “oocytes”). Because of their DNA complement, parthenogenetic stem cells have the potential to become cells that will not be rejected by some patients. These cells could be used to create stem cell “banks” in which cells could be stored and matched to a patient’s immune system when needed for transplantation. Though not currently our primary area of focus, Somatic Cell Nuclear Transfer, a process to which we also hold a license, can use a patient’s own cells to create stem cells having the same genetic makeup as the patient, thus avoiding immune rejection, the most common cause of transplant failure. We also own patent rights to certain key processes now used in creating iPS cells, which we may elect to develop in the future if such cells prove therapeutically useful or valuable as research products.  These technologies, however, are not currently within our primary areas of focus.

Our Products

Specialty Research Products

A critical element for any researcher seeking to develop a therapeutic cell from either a human pluripotent stem cell or an adult stem cell is causing the stem cell to change (“differentiate”) into the specific cell needed for a particular therapy. The challenge is to discover the proper set of culture conditions (combinations of proteins, salts, temperatures and hundreds of other environmental factors) to change stem cells into the specific cell types that can be used to cure specific diseases; then develop the procedures needed to produce such cells on demand as needed for human therapy. This process is driven in large part by the “media” and the other added chemicals (called “reagents”) used to develop the cells. The type of media and reagents used can dictate what kind of cells will be produced and is critical to the process of developing cell transplants from differentiated stem cells.

Our research products consist of cells, growth media and related cell-based products essential to the process of creating and differentiating stem cells. The customers for these products are academic research centers, government research centers, and corporations engaged in developing cell-based therapies.

Our research products include:

●	FibrolifeTM human fibroblast medium, available as a serum-free or low serum formats.

●	Human fibroblast cells for use as feeder layers to grow human embryonic stem cells (eliminates contamination from mouse cells).

●	Two types of low serum human endothelial media
	1.	VascuLifeTM VEGF-Microvascular

	2.	VascuLifeTM EnGS.-Microvasular

●	Human endothelial cells. (Endothelial cells form blood vessels).

●	DermaLifeTM human serum-free keratinocyte medium for the culture of human epidermal.

●	Human epidermal keratinocyte cells for use as a model to study healing, toxicology or basic cell biology.

●	Line of adult neural stem cells with the ability to produce neurons that can survive in low-oxygen and low glucose conditions, a product useful for the discovery of drugs for the treatment of strokes.

●	Two types of media for the culture of the adult neural cells
	1.	NeuralLifeTM ags NSC expansion medium kit

	2.	NeuralLifeTM ags NSC differentiation medium kit.
An assortment of cell culture reagents and supplements for the growth of human cells.

We believe products such as these are essential to the development of our own proprietary therapeutic products and are a natural adjunct to that endeavor. The sale of these products to other stem cell-related researchers and businesses will benefit us in several ways: (1) it provides revenue to help support our therapeutic research, (2) it may provide us with an opportunity to preview stem cell work being conducted throughout the world, and (3) if our products are adopted by a successful producer of therapeutic cells, we have the potential of becoming a supplier in a much broader market than research.

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

Our human cell culture products also consist of standardized living cells, including fully functional adult cells and (non-embryonic) stem cell lines. The cells are provided frozen in vials containing approximately 500,000 cells each, or are plated into flasks. Each cell system is quality tested for the expression of specific markers (to assure the cells are the correct type) for proliferation rate, viability, morphology and for the absence of pathogens. Each cell system also contains associated donor information.

In addition to our cell system, pursuant to the terms of License Agreements with Advanced Cell Technology, Inc. (“Advanced Cell Technology”), we will manufacture and sell embryonic stem cell products developed by Advanced Cell Technology. The first products we expect to release are (i) medium optimized for the growth of human embryonic stem cells, and (ii) pre-coated tissue culture plates for the serum-free and feeder-layer-free culture of embryonic stem cells. Some of the products previously owned by Advanced Cell Technology have been sold to BioTime, Inc., and we have rights to distribute those products also under a separate agreement with BioTime entered into in 2007. Under the agreement with BioTime we intend to develop jointly with BioTime stem cell products for the research market based on the ACTCellerate technology that we licensed from Advanced Cell Technology.

Our long term plans for additional product offerings that may be based on the technology licensed from Advanced Cell Technology include:

●
Stem cells derived functional human liver cells provided in plates or frozen (a byproduct of therapeutic research). These cells must have active and inducible enzyme systems, they must have a correct morphology, they must express albumin and they must attach to the cell culture dish.

●	Stem cells derived functional islet cells provided in plates or frozen. These cells must produce and express insulin in response to glucose.

●	Reagents for the culture and differentiation of embryonic stem cells.

●	Stem cell derived retinal cells provide frozen for the study of retinal disease.

Therapeutic Products

We have already used human stem cells to create retinal cells known as retinal pigment epithelial, or RPE. We are currently expanding these cells as part of pre-clinical trials, and commenced animal trials in January 2009 in collaboration with the University of California, Irvine.

We are in the process of developing specialized liver cells for use in the treatment of liver disease and pancreatic “islet” cells to treat diabetes as the third target.

We made a discovery during the derivation of retinal cells from stem cells that lead to the in vitro growth of a tissue sphere that closely resembles a human cornea.  Studies by an independent pathology laboratory confirmed that the tissue spheres were consistent with human cornea.  We have reproduced this work and are continuing to develop methods to perfect the “corneal construct” and the methods of manufacture.  We have filed patents to protect our IP.  Further research will be done in 2008 to confirm that the corneal constructs have a critical “endothelial layer”, to confirm that they have proper optical properties and to confirm that they can be reproducibly manufactured in commercial quantities.  The goal of this project is to manufacture human corneas for implantation to cure corneal blindness.  Techniques of implantation have already been developed and can be applied using cultured corneas.

As discussed below, each of these product candidates will require extensive additional  testing and cost through clinical tests and regulatory approval before they can be sold for therapeutic use.

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

Corneal Disease — According to the Eye Bank Association of America’s 2006 Eye Banking Statistical Report, there are more than 34,000 corneal transplants performed annually in the US.  An additional 150,000 transplants are performed in the rest of the world.  There are eight million corneal blind patients in developing countries  who would benefit from corneal replacement were it not for the lack of established eye banking operations and religious/ethical issues.  Concern over donor-to-recipient disease transmission and the increasing use of LASIK treatment has reduced the availability of donated corneas and increased costs.  Demand for corneal tissue is growing based on advances in corneal transplant techniques.  Even considering the fact that fees would be less in developing countries, the existing corneal transplant market is billions of dollars in size and is growing.

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
We believe the following are the main drivers in the research market for commercial cell systems:

●	The need for experimental human cells which are more predictive of human biology than non-human cells or genetically modified cell lines.

●
The desire to lower the cost of drug development in the pharmaceutical industry. We believe that human cell systems may provide a platform for screening toxic drugs early in the development process, thus avoiding late stage failures in clinical trials and reducing costs.

●	The need to eliminate animal products in research reagents that may contaminate future therapeutic products.

●	The need for experimental control. Serum-free defined media provides the benefit of experimental control because there are fewer undefined components.

●	The need for consistency in experiments that can be given by quality controlled products.

●	The need to eliminate the necessity to formulate media in-house, obtain tissue or perform cell isolations.

●	The need to reduce animal testing in the consumer products industry.

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

We have several internally-generated patents pending. Two of these pending patents cover both composition of matter for our parthenogenetic stem cell lines and the methods of deriving them.  We have also filed patents on unique methods of differentiating parthenogenetic stem cells.

The Company has protected its research products and branding through both patents and trademarks.  Lifeline has patents pending on its unique packaging for research products.  The Company has registered trademarks on its company name, logo and various product names to protect its branding investment.

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

Pursuant to the terms of our agreements with Advanced Cell Technology, in exchange for worldwide therapeutic rights to Advanced Cell Technology’s portfolio of patents and patent applications in the fields of diabetes, liver disease and retinal disease, we are required to make a payment of $150,000 in May 2009 and annual payments thereafter of $150,000, plus milestone payments linked to the launch of therapeutic products (not research products) ranging from $250,000 at first launch to $1 million upon reaching sales of $10 million, with a maximum of $1.75 million in the aggregate. The agreements also require us to pay royalties on sales and meet minimum research and development requirements. The agreements continue until expiration of the last valid claim within the licensed patent rights. Advanced Cell Technology is required to defend any patent infringement claims. Either party may terminate the agreements for an uncured breach, or we may terminate the agreements at any time with 30 days notice.

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

Exclusive License Agreement Number One, as amended, covers patent rights and technology that are relevant to:

●	the research, development, manufacture and sale of human and non-human animal cells for commercial research; and

●	the manufacture and selling of hES cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases, retinal diseases and retinal degenerative diseases.

Exclusive License Agreement Number Two, as amended, covers patent rights and technology that are relevant to:

●	the research, development, manufacture and sale of human and non-human animal cells and defined animal cell lines for commercial research;

●	the manufacture and selling of human cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases, retinal diseases and retinal degenerative diseases; and

●	the use of defined animal cell lines in the process of manufacturing and selling human cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases and retinal diseases.

Exclusive License Agreement Number Three, as amended, covers patent rights and technology relevant to the research, development, manufacture and sale of human cells for cell therapy in the treatment of therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases.

Research Agreements

Dr. Revazova, our Chief Scientific Officer, currently is conducting basic research at the Scientific Center for Obstetrics, Gynecology and Perinatology of the Russian Academy of Medical Sciences in Moscow, Russia. This laboratory contains all of the necessary equipment and scientific resources to complete our preliminary research in parthenogenesis and Somatic Cell Nuclear Transfer technology. Through a research agreement, Dr. Revazova continues to conduct research into the creation and characterization of embryonic stem cell lines. The Institute provides Dr. Revazova access to the equipment and technicians needed to create and fully characterize human parthenogenic and embryonic stem cells. This includes equipment for immunofluorescence, karyotyping, gene expression, and equipment for molecular biology and cell biology. Under the terms of the agreement, we retain all intellectual property rights in the United States and the Institute retains such rights in Russia. We share equally in any royalty payments from the rest of the world, but we retain control of all marketing and distribution anywhere in the world, except Russia. The agreement expires by its terms on August 5, 2009, and is expected to be renewed. If not renewed, we will seek a similar relationship with another laboratory in Russia. We do not consider the availability of such a laboratory to be necessary for our current operations.

During 2007, we entered into sponsored research agreements with the University of California at Irvine (UCI) and are in negotiations to develop collaborative research agreements with domestic and international research organizations from both the public and private sector.  These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic fields. Dr. Hans Keirstead at UCI will be working with our proprietary stem cells on the further development of retinal pigment epithelial cells as well as towards the derivation of photoreceptors to treat macular degeneration and retinitis pigmentosa.  We expect that other developing collaborative agreements will focus on the creation of liver cells for the treatment of liver disease, beta cells for the treatment of diabetes and continuing work on our corneal tissues for use in transplantation therapy for corneal-caused vision loss. In addition to the sponsored research agreement with UCI, we provide our stem cell lines to researchers at many universities and other research facilities.  Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

Competition

The development of therapeutic and diagnostic agents for human disease is intensely competitive. Pharmaceutical companies currently offer a number of pharmaceutical products to treat diabetes, liver diseases, retinal disease, corneal disease and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our therapeutic products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the development of stem cell therapies are Geron Corporation, Genzyme Corporation, StemCell Inc., Advanced Cell Technology, Aastrom Biosciences, Inc. and ViaCell, Inc., most of which have substantially greater resources and experience. In the field of research products, our primary competitors for stem cells, media and reagents are Lonza, Chemicon, Life Technologies Corp. (formerly Invitrogen Corp.), StemCell Technologies Inc., Millipore and Specialty Media. These companies primarily provide standard media that have not been optimized for human embryonic stem cell growth.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and distribution agreements with American Tissue Culture Collection (“ATCC”) and CellSystems Biotechnologies Vertrieb GmbH. We have also recently signed a worldwide distribution agreement with Millipore Corp., a worldwide supplier of bioscience products and tools, but the agreement is too recent to have made a major contribution to sales yet. As of March 16, 2009, we had 3 full-time sales and marketing employees.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed therapeutic products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that may be developed by us. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

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

Employees

In addition to our four executive officers, we utilize the services of 25 full-time and 5 part-time staff members.

Item 1A.	RISK FACTORS.

Risks Related to Our Business

Our business is at an early stage of development and we may not develop therapeutic products that can be commercialized.

Our business is at an early stage of development. We do not have any products in late-stage clinical trials. We are still in the early stages of identifying and conducting research on potential therapeutic products. Our potential therapeutic products will require significant research and development and preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals, enter clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Our current burn rate is approximately $450,000 per month excluding capital expenditures and the company has been funding this through private equity financings, as required. We believe that more formal financing in an amount sufficient to fund operations for a year or more will be required and we intend  to seek such financing when the capital markets permit. However,  if such financing is not available or available only on terms that are detrimental to the long term survival of the company, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2009 and beyond;

●	scientific progress in our research and development programs;

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

Human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

●	unforeseen safety issues;

●	determination of dosing issues;

●	lack of effectiveness during clinical trials;

●	slower than expected rates of patient recruitment;

●	inability to monitor patients adequately during or after treatment; and

●	inability or unwillingness of medical investigators to follow our clinical protocols.

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

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. We may be required to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

Federal law no longer restricts the use of federal funds for human embryonic cell research, commonly referred to as hES cell research, however, there can be no assurance that our operations will not be restricted by any future legislative or administrative efforts by politicians or groups opposed to the development of hES call technology or nuclear transfer technology, or that such efforts might not be extended to include our parthenogenic technology. Further, there can be no assurance that legislative or administrative restrictions directly or indirectly delaying, limiting or preventing the use of hES technology, nuclear transfer technology, the use of human embryonic material, or the sale, manufacture or use of products or services derived from nuclear transfer technology or other hES technology will not be adopted in the future or extend to include our parthenogenetic processes.

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

Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. The clinical trials of our products, or those of our licensees or collaborators, demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals. Similarly, the testing of such products may not be completed in a timely manner, if at all, or only after significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our prospective products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our prospective products. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment in us.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research and discoveries by other biotechnology, agricultural, pharmaceutical or other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. Similarly,  any technologies, products or services we develop may not  be preferred to any existing or newly-developed technologies, products or services.

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

The biotechnology and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

●	we will succeed in obtaining any patents, obtain them in a timely manner, or that the breadth or degree of protection that any such patents will protect our interests;

●	the use of our technology will not infringe on the proprietary rights of others;

●
patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or will not be challenged, invalidated or infringed; or

●	patents will not be issued to other parties, which may be infringed by our potential products or technologies.

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
Some of these licenses also contain restrictions (e.g., limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. In the future we may require further licenses to complete and/or commercialize our proposed products. We may not be able to acquire any such licenses on a commercially viable basis.

Patents pending may not be granted.

Our business is based in large part on technology which we have developed and on which we have filed domestic and international patent applications.  However, although we have researched prior art in the fields covered by our patents and believe that they will ultimately be granted, some or all of such patent applications may not be granted. We may not  have the resources to defend them in the event of infringement.

Certain of our technology may not be subject to protection through patents, which leaves us vulnerable to theft of our technology.

Certain parts of our know-how and technology are not patentable. To protect our proprietary position in such know-how and technology, we intend to require all employees, consultants, advisors and collaborators to enter into confidentiality and invention ownership agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

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

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

●	design and conduct advanced clinical trials in the event that we reach clinical trials;

●	fund research and development activities with us;

●	pay us fees upon the achievement of milestones; and
●	market with us any commercial products that result from our collaborations.

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

Our ability to successfully commercialize certain of our proposed products in the human therapeutic field may depend to a significant degree on patient reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations. Reimbursement in the United States or foreign countries may not be available for any products we may develop, and, if available, may be decreased in the future. Also,  reimbursement amounts may  reduce the demand for, or the price of, our products with a consequent harm to our business. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive, or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our business model.

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

Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

●	our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products;

●	our ability to create products that are superior to alternatives currently on the market;

●	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

●	reimbursement policies of government and third-party payers.

If the healthcare community does not accept our products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, particularly Mr. Janus, Mr. Aldrich, Mr. Adams or Dr. Revazova, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

We may not have sufficient product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.

The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims. We currently have a limited amount of product liability insurance, which may not be adequate to meet potential product liability claims. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses. Adequate insurance coverage may not be available in the future on acceptable terms, if at all.  If available, we may not  be able to maintain any such insurance at sufficient levels of coverage and  any such insurance may not provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

Risks Related to the Securities Markets and Our Capital Structure

Stock prices for biotechnology companies have historically tended to be very volatile.

Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

●	clinical trial results;

●	the amount of cash resources and such company’s ability to obtain additional funding;

●	announcements of research activities, business developments, technological innovations or new products by competitors;

●	entering into or terminating strategic relationships;

●	changes in government regulation;

●	disputes concerning patents or proprietary rights;

●	changes in our revenues or expense levels;

●	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

●	reports by securities analysts;

●	activities of various interest groups or organizations;

●	media coverage; and

●	status of the investment markets.

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
In addition, the market price of our common stock could be subject to wide fluctuations in response to:

●	quarterly variations in our revenues and operating expenses;

●	announcements of new products or services by us;

●	fluctuations in interest rates;

●	significant sales of our common stock;

●	the operating and stock price performance of other companies that investors may deem comparable to us; and

●	news reports relating to trends in our markets or general economic conditions.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is not an affiliate of our company and who has satisfied a six month holding period may, as long as we are current in our required filings with the SEC, sell securities without further limitation. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a one-year holding period. Affiliates of our company who have satisfied a six month holding period may sell securities subject to volume limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities. Currently, almost all of our securities are either free trading or subject to the release of trading restrictions under the six month or one year holding periods of Rule 144.

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to affect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of four series of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting, certify the effectiveness of those controls and secure an attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process is new for us and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, or our independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.

We do not expect to pay cash dividends in the foreseeable future. We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

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

We have a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expires in March 2009, with a three-year renewal option, which at this time the Company plans to exercise that option. Our current base rent is $5,142 per month. This laboratory is being used to develop and manufacture our research products, as well as for sales and marketing and general administration. The Walkersville facility contains a 2,000 square foot manufacturing laboratory space with two clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store and distribute media products. There is a 500 square foot quality control and cell culture laboratory outfitted with the necessary cell isolation equipment, incubators, microscopes and standard cell culture equipment necessary to isolate and culture cells and conduct quality control tests to produce superior cell culture products.

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

ITEM 3.	LEGAL PROCEEDINGS. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

On March 16, 2009 the last reported sales price of our common stock as reported by the OTC Bulletin Board was $ .50  per share. As of March 16, 2009, we had 38,410,675shares of common stock outstanding, and approximately 779 holders of record of our common stock,  and we had 3,450,030 shares of preferred stock outstanding, and approximately 13 holders of record of our preferred stock, with 100,000 shares of preferred stock being convertible into 400,00 shares of common stock.

Our common stock started trading on OTC Bulletin Board in December 2006, as we went public through a reverse merger at that time. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC Bulletin Board for each quarter during fiscal years 2007 and 2008, are reported below:

	Market Price
	High	Low
Fiscal Year 2008
First Quarter	$1.02	$0.40
Second Quarter	$0.55	$0.32
Third Quarter	$0.41	$0.15
Fourth Quarter	$0.45	$0.14

Fiscal Year 2007
First Quarter	$3.50	$2.50
Second Quarter	$3.20	$2.54
Third Quarter	$3.05	$0.86
Fourth Quarter	$1.47	$0.54

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008 we did not issue any securities that were not registered under the Securities Act of 1933, except as disclosed in previous filings with the Commission.

The following table provides the information indicated as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated (i) for all compensation plans previously approved by security holders, and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	6,167,500	$0.61	8,832,500
Equity compensation plans not approved by security holders	0	$0.00
Total	6,167,500	$0.61	8,832,500

ITEM 6.	SELECTED FINANCIAL DATA
Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues

We are a development stage company and as such have generated nominal revenues. For the year end December 31, 2008, our product sales have continued to increase. We recognized $367,771 of product revenue and $135,000 of licensing revenue during 2008, compared to $38,764 of product sales for the year ended December 31, 2007. The increase in product sales is due to our strategic marketing efforts executed over the years on advertising and our continued increased efforts by our sales and marketing team as well as our marketing consultants promoting our products.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $3,579,044 an increase of $489,081, or 16%, compared to $3,089,963 for the same period in 2007. The increase primarily related to the development of a support staff, which included payroll related expenses of $1,554,821, financial consultants to assist with various Securities and Exchange Commission filings of $70,753, audit and accounting $192,537, deferred compensation charges of $559,500 and general corporate expenses of $1,201,432.

Research and Development

Research and development expenses were $1,946,704 for the year ended December 31, 2008, a decrease of $539,713, or 22%, compared to $2,486,417 for the same period in 2007. Research and development expenses decreased from the prior year primarily due to our efforts to manage our cash position. We reviewed all research and development expenses for cost reduction opportunities and during the year decreased research and development activities being conducted at our Russian Lab. We also reduced expenses related to our research consultants, as well as our reduced research efforts and expenses on certain collaboration activities. We gained efficiencies in our laboratory activities and streamlined our production activities to reduce costs.

R&D operations consisted primarily of the development of additional stem cell lines through parthenogenesis, the development of new techniques of parthenogenesis, the development of differentiation techniques for retinal, corneal and definitive endoderm cells, and the development of research products for sale. Expenses related to these projects have not been separately accounted for on our books as yet since the research involved often involves multiple projects, including the use of the same employees and equipment for multiple purposes.

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

Marketing Expense

Marketing expenses for the year ended December 31, 2008 were $380,895, a decrease of $114,114, or 23%, compared to $495,009 for 2007. During 2008, as part of our cost saving measures, we reduced expenses related to our marketing consultants and our cost of advertising. We continued to develop marketing and sales strategies, as well as, our marketing infrastructure to support our sales team and our sales goals. Our primary marketing expenses for the year ended 2008, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

Liquidity and Capital Resources

At December 31, 2008, our cash and cash equivalents totaled $381,822. Overall, we had an increase in cash of $216,478 for the year ended December 31, 2008, resulting from $4,750,826 cash used in operating activities and $318,196 used in investment activities, offset by $5,285,000 of cash provided by our financing activities. The funds generated from financing activities during 2008 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $4,750,326 for the year end December 31, 2008 was primarily attributable to a net loss of $6,571,324. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $163,055, non-cash stock option expense of $734,867, Amortization of discounts on convertible notes of $1,013,735, a decrease in inventory of $241,707, an increase in prepaid assets of $43,607, a decrease in accounts receivable of $70,473, a decrease in other assets of $3,779, a decrease in accounts payable of $28,392, an increase in accrued expenses of $98,816, and a decrease of $485,130 in related party payables.

Investing Cash Flows

Net cash used in investing activities of $318,196 for the year ended December 31, 2008 was primarily attributable to purchases of property and equipment of $254,353 consisting primarily of laboratory equipment for use in a variety of research projects, and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $63,843 during 2008.

Financing Cash Flows

Net cash provided by financing activities of $5,285,000 for the year ended December 31, 2008 was primarily attributable to closing the Series A, B, C and D Preferred Stock financings of $4,550,000, net proceeds from loan of $1,110,000 and advances of $250,000, offset by a loan payment of $625,000.

Management believes that we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $450,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors., Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

We recognized $38,764 of product revenue during 2007, compared to $2,828 for 2006. This increase is due to increased marketing dollars spent in 2007 on advertising and increased efforts by our sales and marketing team as well as our marketing consultants.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $3,089,963 a decrease of $641,378, or 17%, compared to $3,731,341 for the same period in 2006. The decrease primarily relates to reduced expenses of the private placement of securities in 2006. During 2007 our general and administrative expenses related to the development of a support staff, which included payroll related expenses of $1,300,296, financial consultants to assist with various Securities and Exchange Commission filings of $64,250, public relations of $174,172, audit and accounting $266,910, and general corporate expenses of $952,606. In addition, we incurred expenses related to a private placement of securities in 2006, which certain closings occurred in early 2007. In addition we filed a SB-2 and incurred onetime expenses for legal, accounting and consulting fees during the year until the filing was effective on July 12, 2007.

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

Marketing Expense

Marketing expenses for the year ended December 31, 2007 were $495,009, an increase of $397,085, compared to $97,924 for the same period in 2006. During 2007, we continued to invest in developing marketing and sales strategies, as well as, establishing an infrastructure to support our sales team and our sales goals. Our primary marketing expenses continued to be for the development for our web site, creation of sales literature, and development and placement of print ads for trade journals. In previous years these functions did not exist nor needed improvement to support our current sales and marketing needs. Sales and marketing expense primarily consisted of $181,489 in sales and marketing salaries, $260,365 in marketing consulting and related expenses and $57,130 in trade show expenses.

Liquidity and Capital Resources

At December 31, 2007, our cash and cash equivalents totaled $165,344. Overall, we had a decrease in cash of $4,531,350 for the twelve month period ended December 31, 2007, resulting from $5,228,622 cash used in operating activities and $437,853 used in investment activities, offset by $1,160,125 of cash provided by our financing activities. The funds generated from financing activities during 2007 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $5,228,622 for the year ended December 31, 2007 was primarily attributable to a net loss of $6,071,983. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $135,729, non-cash stock option expense of $427,496, an increase in inventory of $155,491, an increase in prepaid assets of $119,035, an increase in other assets of $9,575, a decrease in deposits of $2,320, an increase in accounts payable of $171,837, an increase in accrued expenses of $120,747, and an increase of $269,333 of related party payables attributable to loan by our Chairman Mr. Kenneth Aldrich.

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

Financing Cash Flows

Net cash provided by financing activities of $1,135,125 for the year ended December 31, 2007 was primarily attributable to the delayed closings during such period for the sale of 1,373,000 shares of common stock that were part of a private placement of securities during the second half of 2006. Such shares were sold for cash at $1.00 per share, we incurred $212,875 in cash expense related to the subscriptions that closed in 2007 and we paid loans of $25,000.

Management believes that we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $450,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including: Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for the Company beginning January 1, 2008 and did not have an impact on the financial statements as the Company does not have financial instruments subject to the expanded disclosure requirements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective for the Company on January 1, 2009.  The Company assessed the potential impact that adoption of FASB 157 as it relates to nonfinancial assets and liabilities would have on its consolidated financial statements and have concluded that there will be no material impact in 2009.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. FASB 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 159 had no impact on our consolidated financial statements as the Company did not elect the fair value option.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations.( SFAS 141(r)”). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This is effective for the Company beginning January 1, 2009 and has assessed that it will have no impact on the consolidated financial statements.

In December, 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008.  The Company expects that this will have no impact on its consolidated financial statements.

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 will be effective beginning on January 1, 2008. The Company assessed the potential impact adopting this pronouncement would have on the consolidated financial statements and have concluded that there is no material impact as of December 31, 2008.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the consolidated financial statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company expects that the adoption of SFAS 163 will not have a material effect on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION. None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the information under the caption "Election of Directors" and "Corporate Governance" contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION. The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information under the caption "Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" contained in the Proxy Statement.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information under the caption "Related Person Transactions" and "Corporate Governance" contained in the Proxy Statement.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the issuer’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate.

4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).

4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).

4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).

4.5	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on January 17, 2008).

4.6	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.7	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.8	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.9	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.10	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

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

10.8	First Amendment to Exclusive License Agreement (ACT IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 29, 2006).

10.9
First Amendment to Exclusive License Agreement (UMass IP) dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 29, 2006).

10.10
First Amendment to Exclusive License Agreement (Infigen IP) dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 29, 2006).

10.11
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

10.14	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).

10.15	Securities Purchase Agreement of May 14, 2008 for sale of OID Senior Secured Convertible Note and Warrants (incorporated by reference to Exhibit 10.1 of the Issuers Form 8-K filed on May 16, 2008).

10.16	OID Senior Secured Convertible note (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 16, 2008).

10.17	Common Stock Purchase Warrant issued with OID Senior Convertible Note (incorporated by reference to Exhibit 10.3 of the Issuers Form 8-K filed on May 16, 2008).

10.18	Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.1 of the Issuers Form 8-K filed on August 18, 2008).

10.19	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on August 18, 2008).

10.20	Employment Agreement with Andrei Semetchkine (incorporated by reference to Exhibit 10.4 of the Issuers Form 8-K filed on January 5, 2009).

10.21	Employment Agreement with Rouslan Semetchkine (incorporated by reference to Exhibit 10.5 of the Issuers Form 8-K filed on January 5, 2009).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on December 29, 2006).

23.1	Consent of Vasquez & Company LLP

31.1	Rule 13a-14(a)/15d-14a (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ William B. Adams
Name:	William B. Adams
Title:	Chief Financial Officer

Dated: March 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ Kenneth C. Aldrich Kenneth C. Aldrich	Chairman of the Board and Chief Executive Officer	March 30, 2009

/s/ Jeffrey D. Janus Jeffrey D. Janus	President and Director	March 30, 2009

/s/ William B. Adams William B. Adams	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2009

/s/ Donald A. Wright Donald A. Wright	Director	March 30, 2009

/s/ Paul V. Maier Paul V. Maier	Director	March 30, 2009

/s/ Rouslan Semetchkine Rouslan Semetchkine	Director	March 30, 2009

/s/ Andrei Semetchkine Andrei Semetchkine	Director	March 30, 2009

Consolidated Financial Statements
International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Stem Cell Corporation
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and subsidiary (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ deficit and stockholders’ equity and cash flows for each of the years then ended and for the period from inception (August 17, 2001) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to incur losses and needs to raise capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Vasquez & Company LLP
Los Angeles, California
March 30, 2009

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$381,822	$165,344
Accounts Receivable	81,898	10,189
Inventory	417,343	175,636
Prepaid assets	75,428	119,035
Total current assets	956,491	470,204

Property and equipment, net	625,870	482,786
Patent licenses, net	637,205	625,148
Deposits and other assets	22,186	19,643

Total assets	$2,241,752	$1,597,781

Liabilities, Member’s Deficit and Stockholders’ Equity
Current liabilities
Accounts payable	$465,034	$493,426
Accrued expenses	231,488	142,177
Convertible debt and advances	690,994	--
Related party payable	420,931	749,778

Total liabilities	1,808,447	1,385,381

Member’s Deficit and Stockholders’ Equity
Capital stock, $0.001 par value 200,000,000 shares authorized, 38,410,675 issued.	38,410	35,369
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,550,010 and 0 issued.	3,550	—
Additional paid-in capital	24,491,311	16,124,046
Deficit accumulated during the development stage	(24,099,966)	(15,947,015)
Total members’ deficit and stockholders’ equity	433,305	212,400

Total liabilities, members’ deficit and stockholders’ equity	$2,241,752	$1,597,781

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

			Inception
			(August 2001)
			through
	Year Ended December 31,		December 31,
	2008	2007	2008

Product Sales	$367,771	$38,764	$409,521
Royalties and license	135,000	--	135,000
Total revenue	502,771	38,764	544,521

Development expenses
Cost of sales	129,257	40,997	201,126
Research and development	1,946,704	2,486,417	8,321,816
Marketing	380,895	495,009	1,012,351
General and administrative	3,579,044	3,089,963	11,412,811

Total development expenses	6,035,900	6,112,386	20,948,104

Loss from development activities	(5,533,129)	(6,073,622)	(20,403,583)

Other income (expense)
Settlement with related company	—	--	(93,333)
Miscellaneous	---	3,164	8,643
Dividend & interest income	1,682	31,741	56,013
Interest expense	(1,048,277)	(41,808)	(2,116,408)
Sublease income	8,400	9,642	37,129

Total other income (loss)	(1,038,195)	2,739	(2,107,956)

Loss before tax	(6,571,324)	(6,070,883)	(22,511,539)
Provision for income taxes	---	1,100	6,800

Net loss	$(6,571,324)	$(6,071,983)	$(22,518,339)

Deemed Dividend	(1,581,627)	---	(1,581,627)
Net loss applicable to common Shareholders	$(8,152,951)	$(6,071,983)	$(24,099,966)

Net loss per common share - basic and diluted	$(0.22)	$(0.17)	n/a
Weighted average shares - basic and diluted	36,358,890	35,362,206	n/a

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Members’ Deficit and Stockholders’ Equity
From Inception to December 31, 2008

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Total	Member’s
	Shares	Par	Shares	Par	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001
Members contribution								$100,000
Net loss for the period from inception								(140,996)
Balance at December 31, 2001								(40,996)
Members contribution								250,000
Net loss for the year ended								(390,751)
Balance at December 31, 2002								(181,747)
Members contribution								195,000
Net loss for the year ended								(518,895)
Balance at December 31, 2003								(505,642)
Members contribution								1,110,000
Net loss for the year ended								(854,718)
Balance at December 31, 2004								(250,360)
Members contribution								780,000
Net loss for the year ended								(1,385,745)
Balance at December 31, 2005								(856,105)
Members contribution								250,000
Effect of the reorganization transaction	20,000,000	$20,000			$2,665,000	$(3,291,105)	$(606,105)	$(606,105)
BTHC transactions	2,209,993	2,210			(2,210)		-
Offering costs					(2,778,082)		(2,778,082)
Warrants issued for equity placement services					1,230,649		1,230,649
Warrants issued for services					222,077		222,077
Warrants issued with promissory note					637,828		637,828
Common stock issued for services	1,350,000	1,350			1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436			10,371,512		10,381,948
Stock-based compensation					842,374		842,374
Net loss for the year ended December 31, 2006						(6,583,927)	(6,583,927)
Balance at December 31, 2006	33,996,495	33,996			14,537,798	(9,875,032)	4,696,762
Offering costs					(382,124)		(382,124)
Warrants issued for equity placement services					169,249		169,249
Issuance of common stock	1,370,000	1,370			1,368,630		1,370,000
Warrants exercised	3,000	3			2,997		3,000
Stock-based compensation					427,496		427,496
Net loss for the year ended December 31, 2007						(6,071,983)	(6,071,983)
Balance at December 31, 2007	35,369,495	$35,369	-	$-	$16,124,046	$(15,947,015)	$212,400
Issuance of Preferred stock			3,550,010	3,550	4,546,450		4,550,000
Preferred Stock Subscribed
Warrants issued and beneficial conversion feature					910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041			593,358		596,399
Stock-based compensation					734,867		734,867
Deemed dividend on preferred stock					1,581,627	(1,581,627)	-
Net loss year to date September 30, 2008						(6,571,324)	(6,571,324)
Balance at December 31, 2008	38,410,675	$38,410	3,550,010	$3,550	$24,491,311	$(24,099,966)	$433,305

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
	December 31,		Inception (August 2001) through December 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(6,571,324)	$(6,071,983)	$(22,518,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,055	135,729	452,472
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash compensation expense	734,867	427,496	2,004,737
Common stock issued for services	596,399	—	1,946,399
Stock-based compensation	—	—	—
Amortization of debt discount on convertible debt	1,013,735	—	1,013,735
Changes in operating assets and liabilities:
Increase in inventory	(241,707)	(155,491)	(417,343)
Increase in prepaid assets	43,607	(119,035)	(75,428)
Increase in other current assets	—	—	—
Increase (decrease) in deposits	(2,543)	2,320	(22,186)
Increase (decrease) in accounts receivable	(71,709)	(9,575)	(81,898)
Increase (decrease) in accounts payable	(28,392)	171,837	465,034
Increase (decrease) in accrued expenses	98,816	120,747	240,991
Increase (decrease) in related party payables	(485,130)	269,333	264,648

Net cash used in operating activities	(4,750,326)	(5,228,622)	(15,763,969)

Investing activities
Purchases of property and equipment	(254,353)	(430,694)	(893,568)
Payments for patent licenses	(63,843)	(7,159)	(821,978)

Net cash used in investing activities	(318,196)	(437,853)	(1,715,546)

Financing activities
Proceeds from members’ contribution	—	—	2,685,000
Issuance of common stock	—	1,373,000	11,754,949
Issuance of preferred stock	4,550,000	—	4,550,000
Issuance of convertible promissory notes	—	—	2,099,552
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	(212,875)	(1,760,308)
Proceeds from convertible debt, advances and loan payable	1,360,000	—	1,360,000
Payment of loan payable	(625,000)	(25,000)	(625,000)

Net cash provided by financing activities	5,285,000	1,135,125	17,861,337

Net increase in cash and cash equivalents	216,478	(4,531,350)	381,822
Cash and cash equivalent at beginning of period	165,344	4,696,694	—

Cash and cash equivalent at end of period	$381,822	$165,344	381,822

Supplemental disclosures of cash flow information
Cash paid for interest	$117,140	$30,290	$341,354
Cash paid for income taxes	$7,083	$1,100	$7,400
Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$641,331		$641,331
Discount on convertible debt from warrants	$269,632		$269,632
Deemed Dividend	$1,581,627	$—	$1,581,627

Warrants issued for placement agent services	$—	$—	$1,230,649
Warrants issued with promissory notes	$—	$—	$637,828

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

Going Concern
The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. Thereafter, the Company will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. There can be no assurance that the Company will be successful in maintaining its burn rate of approximately $450,000 per month and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2009. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. `Management’s plans in regard to these matters are focused on maintaining its burn rate, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

Patent Licenses
Patent licenses, net, consists of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $821,978 and $758,135 at December 31, 2008 and 2007, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $51,786 and $50,027 for the years ended December 31, 2008 and 2007, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2008 and 2007 are $184,772 and $132,987. Additional information regarding patent licenses is included in Note 4.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at December 31, 2008.

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

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for the Company beginning January 1, 2008 and did not have an impact on the financial statements as the Company does not have financial instruments subject to the expanded disclosure requirements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective for the Company on January 1, 2009.  The Company assessed the potential impact that adoption of FASB 157 as it relates to nonfinancial assets and liabilities would have on its consolidated financial statements and have concluded that there will be no material impact in 2009.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. FASB 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 159 had no impact on our consolidated financial statements as the Company did not elect the fair value option.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations.( SFAS 141(r)”). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This is effective for the Company beginning January 1, 2009 and has assessed that it will have no impact on the consolidated financial statements.

In December, 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008.  The Company expects that this will have no impact on its consolidated financial statements.

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 will be effective beginning on January 1, 2008. The Company assessed the potential impact adopting this pronouncement would have on the consolidated financial statements and have concluded that there is no material impact as of December 31, 2008.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the consolidated financial statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company expects that the adoption of SFAS 163 will not have a material effect on the consolidated financial statements.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2008, operating loss carryforwards of approximately $10,500,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $10,500,000. The increase in carryforwards for the year ended December 31, 2008 is approximately $6,700,000.

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

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for the year end December 31, 2008 and $100,000 for the year end December 31, 2007 per financial institution. At December 31, 2008 and 2007, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $131,822 and $65,344, respectively.

Fair Value of Financial Instruments
The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of December 31, 2008 and 2007 approximate their fair values because of the short-term nature of those instruments.

Income (Loss) Per Common Share
The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end, December 31, 2008, there were 14,147,820 warrants, 3,092,500 vested stock options and 3,075,000 unvested options outstanding.  These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti dilutive.

2. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	December 31,
	2008	2007
Raw materials	$50,529	$33,646
Work in Process	170,714	3,270
Finished Goods	196,100	138,720

	$417,343	$175,636

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2007

Machinery and equipment	$328,002	$301,246
Computer equipment	173,641	100,375
Office equipment	61,956	59,809
Leasehold improvements	329,970	177,786

	893,569	639,216
Accumulated depreciation and amortization	(267,699)	(156,430)

	$625,870	$482,786

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

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	December 31,
	2008	2007
Management fee	$264,648	$749,778
Loan payable, net of debt discount of $8,221	156,283	—
Related Party Payables	$420,931	$749,778

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

On August 15, 2008, to provide funding for working capital and to convert short term advances to a term Note, the Company issued a Multiple Advance Convertible Note to YKA Partners in the amount of $350,000, with warrants to purchase shares of Common Stock.  The Note provides for multiple advances, permits whole or partial repayments without penalty, and is intended to allow the Company to borrow and repay indebtedness as needed to meet operating costs. It is unsecured and subordinate to the Company’s outstanding secured debt of $1,000,000, carries an interest rate of 8% per annum and is due and payable on or before January 31, 2009.    For the year ended December 31, 2008, YKA Partners, Ltd. advanced $280,000 to the Company of which $125,000 was paid during 2008.

The warrants permit the holder to purchase up to 700,000 shares of common stock from the Company at $0.50 per share until five years from the issuance of the warrants. The warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the exercise price of the warrant, such exercise price shall be adjusted downward to equal the price of the new securities.

In August 2008, due to the issuance of equity securities with a conversion rate that is lower than the exercise price of the warrants, the exercise price of the warrants was reduced to $0.25.  The estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25.  Allocated fair value of the warrants of $80,963 has been recorded as a discount to the related party loan payable and is being amortized over the term of the note using the straight-line method.  For the year ended December 31, 2008, amortization of the discount was $72,742.  Unamortized discount as of December 31, 2008 was $8,221.

6. Convertible Debt and Advances

Convertible debt
On May 14, 2008, to obtain funding for working capital, the Company entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $830,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants.    The note was for $1,000,000 (and was issued with a 15% original issue discount) and is due and payable on or before January 31, 2009.  The note is convertible into shares of common stock of the company at the rate of $0.50 per share.   The note is guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications.  Warrants were issued which permit the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.50 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.  As of December 31, 2008, $500,000 has been paid to Gemini Capital.

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

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the reduction in proceeds, value of the beneficial conversion feature, and value of the warrants amounting to $170,000, $216,117 and $266,117, respectively, have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method.  In August 2008, in accordance with the anti-dilution provisions of the debt, the conversion rate and exercise price were reduced to $0.25. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25. The beneficial conversion feature and warrants were adjusted to $641,331 and $188,669, respectively. For the year ended December 31, 2008, amortization of the debt discount from reduction in proceeds, value of the beneficial conversion feature, and value of the warrants were $160,096, $603,389, and $177,508, respectively.  Unamortized debt discount as of December 31, 2008 are $9,904, $37,942 and $11,161, respectively.

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

	December 31, 2008	December 31, 2007

Gemini Capital, net of debt discount of $56,006	$440,994	$-
Bio Time, Inc	250,000	-
	$690,994	$-

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

In November and December of 2006, ISC California issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,334,515, net of cash expenses totaling $1,547,433. In addition, ISC California issued 555,552 shares of common stock for $500,000. The holders of the shares are entitled to the following registration rights with respect to the shares: (1) the Company must file a registration statement for the resale of the shares within 60 days from final closing date of February 13, 2007; (2) the registration statement must be declared effective by the SEC no later than 150 days from the final closing date of February 13, 2007; (3) the Company must reply to SEC staff comments within 30 days of receipt; and (4) the Company must maintain the effectiveness of the registration statement for 12 months from the final closing date of February 13, 2007. The first day after failing to perform any of the above is known as the first determination date. The Company is required to deliver penalty shares equal to 1% of the original number of shares entitled to such registration rights, 30 days after the first determination date, and additional shares equal to 1% of the original number of shares entitled to such registration rights each week thereafter, not to exceed 10% except with respect to replying to SEC staff comments within 30 days, which shall not exceed 20%. The Company filed its registration statement on Form SB-2 within 60 days from the final closing and believes the effects of the above penalties are remote. The Company periodically reviews its obligations and corresponding penalties under FAS 5, Accounting for Contingencies, and FSP EITF 00-19-2. Paragraph B9 of FSP EITF 00-19-2, states that entities should recognize and measure the contingent obligation to transfer consideration under a registration payment arrangement using the guidance in Statement 5, instead of requiring that a liability be recognized and measured at fair value at inception.

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

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale between one million and five million of Series A Preferred Stock ("Series A Preferred"). Series A Units consists of one share of Series A Preferred and two Warrants ("Series A Warrants") to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

On May 12, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with a total of five accredited investors for the sale of a total of 400,000 Series B Units, each Series B Unit consisting of one share of Series B Preferred Stock ("Series B Preferred") and two Series B Warrants ("Series B Warrants") to purchase Common Stock for each $1.00 invested. The total purchase price received by the Company was  $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants are exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

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

In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios Abstract”, the Company allocated the proceeds of the Series A and B preferred stock according to the value of the convertible preferred stock and the warrants based on their relative fair values.  Fair value of the warrants for Series A and Series B were determined using the Black-Scholes valuation model using risk-free interest rates of 3% and 3.37%, volatility rate of 65.0% and 57.9%, term of five years, and exercise price of $0.50.

In August 2008, in accordance with the anti-dilution provisions of the securities, the conversion rates and exercise price were reduced to $0.25.  Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25.  For Series A and Series B, the beneficial conversion feature and warrants were adjusted to $553,320 and $193,321, and $308,307 and $110,307, respectively.

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the "Series C Investor") to sell for three million dollars ($3,000,000) up to three million (3,000,000) shares of Series C Preferred Stock ("Series C Preferred") at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred has an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the Common Stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. Subject to determination by the Investor that there has been no material adverse event, the sale of the Series C Preferred is scheduled to close on the following schedule: (I) 700,000 shares were sold August 20, 2008, and (2) 1,300,000 shares were sold September 23, 2008.  The beneficial conversion feature for the Series C preferred stock is $720,000.   The beneficial conversion feature from the Series A, Series B and Series C preferred stock are recognized as deemed dividend totaling $1,581, 627.

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, International Stem Cell Corporation (the “Company”) entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to five million dollars ($5,000,000) up to fifty (50) shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share.  The sale of the Preferred is scheduled to close on the following schedule: (1) 10 shares were sold December 30, 2008; (2) subject to determination by the Investors that there has been no material adverse event with respect to the Company, 10 shares will be sold February 5, 2009; and (3) at the Investors’ sole discretion 10 shares will be sold on each of March 20, 2009, June 30, 2009 and September 20, 2009.  If the Investors decide not to purchase shares in any of the later three discretionary tranches, then their rights to purchase shares in future tranches shall terminate.  As of December 31, 2008, the Company received $1 million from the Series D financing and issued 10 shares of Series D Preferred Stock.

On December 29, 2008 the Company issued a total of 2,121,180 restricted shares of common stock to six executive officers and directors and one employee at $0.25 per share. The shares are subject to stock restriction provisions and vest upon the third anniversary of the date of grant, subject to accelerated vesting upon certain changes of control or terminations of service. The Company will reacquire any unvested shares for no cost upon the termination of the recipient’s service to the Company. These shares were issued to the individuals in recognition of the fact that they had previously agreed to reduce (and in some cases completely eliminate) the cash compensation that would have otherwise been payable to them in 2008.

8. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2008, operating loss carryforwards of approximately $15,200,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2007, the company had operating loss carryforwards of approximately $10,500,000. The increase in carryforwards for the year ended December 31, 2008 is approximately $4,700,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2008 and 2007 follows:

	December 31, 2008	December 31, 2007
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:
	December 31, 2008	December 31, 2007
Deferred tax assets(liabilities)
Net operating loss carryforwards	$4,531,000	$142,147
Accrued expenses	231,490	102,400
Research and Development tax credit (Fed and St.)	286,469	169,500
Deferred tax assets	5,048,959	4,616,647
Valuation allowance	(5,048,959)	(4,616,647)
Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:
	December 31, 2008	December 31, 2007
Current	$0	$0

Deferred	0	0
Total	$0	$0

9. Stock Options and Warrants

The Company has adopted the 2006 Equity Participation Plan (the “Plan”). The options granted under the Plan may be either qualified or non-qualified options. Up to 15,000,000 options may be granted to employees, directors and consultants under the Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. For the year ended December 31, 2008, the Company had 6,167,500 options outstanding with a weighted average exercise price of $ .61 were granted under the Plan. Stockholders approved the Plan effective December 1, 2006.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan as of December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted Average	Weighed		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$1.00	3,087,500	10	$1.00	1,596,600	$1.00
$3.20	230,000	10	$3.20	32,200	$3.20
$1.45	300,000	10	$1.45	27,000	$1.45
$1.00	190,000	10	$1.00	190,000	$1.00
$0.45	1,865,000	10	$0.45	1,865,000	$0.45
$0.30	490,000	10	$0.30	490,000	$0.30
$0.22	145,000	10	$0.22	145,000	$0.22

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	3,087,500	—
Granted	720,000	$$1.89
Exercised	none	—
Canceled or expired	none	—

Outstanding at December 31, 2007	3,807,500	$$1.17
Granted	2,500,000	$0.42
Exercised	none	—
Canceled or expired	140,000	—
Outstanding at December 31, 2008	6,167,500	$$0.61

The weighted-average fair value of stock options vested during the year ended December 31, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.26%	4.20%
Expected stock price volatility	63%	68%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3.75 yrs	3.75 yrs

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. For the year ended December 31, 2008, the company recognized $734,867 of Stock-based compensation, of which approximately $393,078 related to R&D expense, $12,729 related to Sales and Marketing expense and $329,060 related to General and administrative expense. During 2007, the Company recognized $427,496 as stock-based compensation expenses, of which $223,000 related to R&D expense and the remainder is included in General and Administrative expense. Unrecognized compensation cost related to stock options as of December 31, 2008 was $1,288,685 and the weighted average life of these outstanding stock options is approximately 9.03 years.

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

11. Subsequent Events

On February 3, 2009, the Company and Gemini Master Fund Ltd. extended the due date for the remaining $400,000 balance of the Promissory Note previously issued to Gemini Master Fund Ltd. from its original due date of January 31, 2009 to a new due date of April 5, 2009.  The company has deposited the remaining balance of the note in an interest bearing escrow account, which will be released to the lender on April 5, 2009 if the note balance is not converted to common stock of the company; and the principal amount of the note that is converted to common stock will be released to the company.  The company re-paid $500,000 of the original $1,000,000 note prior to its due date and tendered the remaining balance prior to entering into this extension. Gemini Master Fund Ltd. converted $400,000 of the note into common stock, leaving a balance of $100,000.  Gemini Master Fund Ltd. has released all liens against assets of the company.

On March 17, 2009, the Company received the third $1 million tranche of an anticipated private equity financing of up to $5 million to be funded over the next several months. To date, the Company has received a total of $3 million. The total amount of the financing will allow the Company to move forward with the construction of its new cGMP cell culture facility and to continue its therapeutic research, including ongoing pre-clinical trials. The money will also be allocated to fund equipment, product development and marketing requirements to increase revenues in the Company’s subsidiary, Lifeline Cell Technology, which makes and sells specialty cells and growth media.