Form 10-Q
period 2009-03-31
International Stem Cell CORP
filed 2009-05-15
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

-------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]     NO   [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES   [_]      NO   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2009: Common Stock: 41,802,103

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
INDEX TO FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Financial Condition	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Submission of Matters to a Vote of Security Holders.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	29

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$955,029	$381,822
Accounts Receivable	60,434	81,898
Inventory	310,321	417,343
Prepaid assets	129,192	75,428
Total Current Assets	1,454,976	956,491

Property and equipment, net	669,291	625,870
Patent licenses, net	650,786	637,205
Deposits and other assets	23,865	22,186
Total assets	$2,798,918	$2,241,752

Liabilities, Member’s Deficit and Stockholders' Equity
Accounts payable	$586,067	$465,034
Accrued expenses	201,630	231,488
Convertible debt and advances	250,000	690,994
Related party payables	435,747	420,931
Total liabilities	1,473,444	1,808,447

Commitments and contingencies

Member’s Deficit and Stockholders' Equity
Common Stock, $.001 par value, 200,000,000 shares authorized, 40,630,675 shares and 38,410,675 shares issued.	40,631	38,410
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 3,400,030 shares and 3,550,010 shares issued.	3,400	3,550
Additional paid-in capital	28,865,976	24,491,311
Deficit accumulated during the development stage	(27,584,533)	(24,099,966)
Total member’s deficit and stockholders' equity	1,325,474	433,305
Total liabilities, members’ deficit and stockholders' equity	$2,798,918	$2,241,752

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2009
	2009	2008
Revenues
Sales, net	$183,299	$32,332	$592,820
Royalties and licenses	-	-	135,000
Total Revenue	$183,299	$32,332	$727,820

Development expenses
Cost of sales	290,162	20,859	491,288
Research and development	547,601	588,041	8,869,417
Marketing	135,499	149,347	1,147,850
General and administrative	1,094,608	885,659	12,507,419
Total development expenses	2,067,870	1,643,906	23,015,974

Loss from development activities	(1,884,571)	(1,611,574)	(22,288,154)

Other income (expense)
Settlement with related company	-	-	(93,333)
Miscellaneous income	-	356	8,643
Dividend income	41	-	33,452
Interest income	-		22,602
Interest expense	(74,192)	(6,044)	(2,190,600)
Sublease income	2,100	2,100	39,229
Total other income (expense)	(72,051)	(3,588)	(2,180,007)

Loss before income taxes	(1,956,622)	(1,615,162)	(24,468,161)
Provision for income taxes	-	-	6,800
Net loss	$(1,956,622)	$(1,615,162)	$(24,474,961)

Deemed dividend on preferred stock	1,480,000	-	3,061,627
Net loss attributable to common shareholders	$(3,436,622)	$(1,615,162)	$(27,536,588)

Net loss per share computation:
Weighted average shares outstanding	36,358,890	35,369,495
Net loss per share – Basic and Diluted	$(0.09)	$(0.05)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

(Unaudited)
	Three Months Ended March 31,
	2009	2008	Inception (August 2001) through March 31, 2009

Cash flows from operating activities
Net loss	$(1,956,622)	$(1,615,162)	$(24,474,961)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,812	39,289	490,284
Accretion of discount on notes payable	-	-	103,304
Accretion of discount on bridge loans	-	-	637,828
Non-cash warrants for services	281,416	-	503,493
Non-cash compensation expense	99,262	95,656	2,103,999
Amortization of debt discount on convertible debt	67,227	-	1,080,962
Stock issued for services	116,058	-	2,062,457
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	21,464	2,137	(60,434)
(Increase) decrease in inventory	107,022	(19,205)	(310,321)
(Increase) decrease in prepaid assets	(53,764)	83,119	(129,192)
(Increase) decrease in deposits and other assets	(1,679)	(501)	(23,865)
Increase (decrease) in accounts payable	121,033	345,453	586,067
Increase (decrease) in accrued expenses	(77,803)	20,768	163,185
Increase (decrease) in loan payable	-	100,000	-
Increase (decrease) in related party payables	6,595	(503,956)	271,245
Net cash used in operating activities	(1,231,979)	(1,452,402)	(16,995,949)

Investing activities
Purchases of property and equipment	(67,478)	(12,542)	(961,046)
Payments for patent licenses and trademarks	(27,336)	(400)	(849,313)
Net cash used in investing activities	(94,814)	(12,942)	(1,810,359)

Financing activities
Members’ contribution	-	-	2,685,000
Issuance of common stock	-	-	11,754,949
Issuance of preferred stock	2,000,000	1,000,000	6,550,000
Proceeds from preferred stock subscribed	-	300,000	-
Issuance of convertible promissory notes	-	-	2,099,552
Payment of promissory notes	-	-	(2,202,856)
Payment of offering costs	-	-	(1,760,308)
Proceeds from convertible debt, advances and loan payable	-	-	1,360,000
Payment of loan payable	(100,000)	-	(725,000)
Net cash provided by financing activities	1,900,000	1,300,000	19,761,337

Net (decrease) increase in cash and cash equivalents	573,207	(165,344)	955,029
Cash and cash equivalents, beginning of period	381,822	165,344	-
Cash and cash equivalents, end of period	$955,029	$-	$955,029

(Continued)

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008	Inception (August 2001) through March 31, 2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,704	$-	$348,058
Cash paid for income taxes	$-	$-	$7,400
Non-cash financing activities:
Conversion of debt to common stock	$400,000	$-	$400,000
Accrued dividend	$47,945	$-	$47,945
Discounts on convertible debt from beneficial conversion feature	$-	$-	$641,331
Discounts on convertible debt from warrants	$-		$269,632
Deemed dividend on preferred stock	$1,480,000	$-	$3,061,627
Warrants issued with promissory notes	$-		$637,828
Warrants issued for placements agent services	$-	$-	$1,230,649

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

On July 1, 2006, Lifeline entered into an agreement among Lifeline, ISC California and the holders of membership units and warrants. Pursuant to the terms of the agreement, all the membership units in Lifeline were exchanged for 20,000,000 shares of ISC California Common Stock and for ISC California’s assumption of Lifeline’s obligations under the warrants. Lifeline became a wholly owned subsidiary of ISC California.

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation for the year ended December 31, 2008. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’ audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.

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

Patent Licenses
Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $849,313 and $761,052 at March 31, 2009 and 2008, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $13,755 and $8,330, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at March 31, 2009.  See Note 4 for a discussion on the Company’s patent licenses.

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

Prior to the adoption of FSP EITF 00-19-2, the Company accounted for registration rights as separate arrangements. Accordingly, the adoption of FSP EITF 00-19-2 had no impact on the consolidated financial position, operations, or cash flows of the Company for the period ended March 31, 2009.

Fair Value Measurements.
On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, effective for the third quarter of 2008, the Company adopted FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on the Company’s financial statements since the Company generally does not record its financial assets and liabilities in its financial statements at fair value.

Effective January 2, 2008, the Company also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements since the Company elected not to apply the fair value option for any of its eligible financial instruments or other items.

Recent Accounting Pronouncements
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

In December 2007, FASB ratified the consensus reached by EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).’’ EITF 07-1 is effective beginning on January 1, 2008 and the Company has assessed that there is no material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2009, operating loss carryforwards of approximately $18,317,862, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,419. The increase in carryforwards for the three months ended March 31, 2009 is approximately $3,043,443.

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

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At March 31, 2009 and December 31, 2008, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $705,029 and $131,822, respectively. Excess funds are invested in government securities only.

Income (Loss) Per Common Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2009, there were approximately 14,177,820 warrants, 3,300,200 vested stock options and 2,867,300 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III.

Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the three months ended March 31, 2009 and 2008 or the period from inception through March 31, 2009.

2. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	March 31, 2009	December 31, 2008
Raw materials	$27,836	$50,529
Work in Process	119,647	170,714
Finished goods	162,838	196,100
	$310,321	$417,343

3. Property and Equipment

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
Machinery and equipment	$351,580	$328,002
Computer equipment	167,406	173,641
Office equipment	63,287	61,956
Leasehold improvements	378,773	329,970
	961,046	893,569
Accumulated depreciation and amortization	(291,755)	(267,699)
	$669,291	$625,870

Depreciation charged to operations during the first quarter was $24,056 in 2009 and $26,794 in 2008.

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

The note could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ Capital market), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2007, ACT elected to receive payment in cash in lieu of conversion of the notes, which was paid in full.

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	March 31, 2009	December 31, 2008
Management fee	$271,242	$264,648
Loan payable, net of debt discount of $8,221 in 2008	164,505	156,283
Related party payables	$435,747	$420,931

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

6. Convertible Debt and Advances

Convertible debt
On May 14, 2008, to obtain funding for working capital, the Company entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $850,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants. The note was for $1,000,000 (and was issued with a 15% original issue discount) and is due and payable on or before January 31, 2009. The note is convertible into shares of common stock of the company at the rate of $0.50 per share. The note is guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications. Warrants were issued which permit the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.25 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

Pursuant to an extension agreement designed to allow its lender additional time in which to elect to convert the remaining balance of the company's bridge financing, thus reducing the company's need for future capital, on February 5, 2009, The Company and Gemini Master Fund Ltd. extended the due date for the remaining $400,000 balance of the Promissory Note previously issued to Gemini Master Fund Ltd. from its original due date of January 31, 2009 to a new due date of April 5, 2009.  The company has deposited the remaining balance of the note in an interest bearing escrow account, which will be released to the lender on April 5, 2009 if the note balance is not converted to common stock of the company; and the principal amount of the note that is converted to common stock will be released to the company.  The company re-paid $500,000 of the original $1,000,000 note prior to its due date and tendered the remaining balance prior to entering into this extension. Gemini Master Fund Ltd. converted $400,000 of the note into common stock during the first quarter 2009, leaving a balance of $100,000 which was converted in April 2009.  Gemini Master Fund Ltd. has released all liens against the company assets.

In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios Abstract”, the Company allocated the $850,000 proceeds according to the value of the convertible note and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3.22%, volatility rate of 59.5%, term of five years, and exercise price of $0.25.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the reduction in proceeds, value of the beneficial conversion feature, and value of the warrants amounting to $170,000, $216,117 and $266,117, respectively, have been recorded as a discount to convertible notes and were amortized over the term of the notes using the straight-line method. In August 2008, in accordance with the anti-dilution provisions of the debt, the conversion rate and exercise price were reduced to $0.25. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25.

Advance
On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), were Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of March 31, 2009  no revenues were realized from this agreement.

	March 31,	December 31,
	2009	2008

Gemini Capital, net of debt discount of $59,006 in 2008	$-	$440,994
Bio Time, Inc	250,000	250,000
	$250,000	$690,994

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

Discussion to include deemed dividend during the quarter ended March 31, 2009, we raised a total of $2,000,000 in the Series D Preferred Stock round and is recorded as a Preferred Stock.

In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios Abstract”, the Company recorded a deemed dividend of $1,480,000 related to the Preferred Shares Series D issued during  the quarter ended ended March 31, 2009.

8. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2009, operating loss carryforwards of approximately $18,317,862, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,419. The increase in carryforwards for the quarter ended March 31, 2009 is approximately $3,043,443.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the three months ended March 31, 2009 and year ended December 31, 2008 as follows:

	March 31, 2009	December 31, 2008
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	March 31, 2009	December 31, 2008
Deferred tax assets(liabilities)	9669	96856
Net operating loss carryforwards	$3,043,443	$4,531,000
Accrued expenses	201,630	231,490
Research and Development tax credit (Fed and St.)	45,342	286,469
Deferred tax assets	3,290,415	5,048,959
Valuation allowance	(3,290,415)	(5,048,959)
Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	March 31, 2009	December 31, 2008
	9669	96856
Current	$0	$0

Deferred	0	0
Total	$0	$0

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

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the SFAS No. 123R analysis. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate, which was 68% for the quarter ended March 31, 2009, and for the year ended December 31, 2008.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended March 31, 2009:

	Three Months Ended March 31, 2009

Risk free interest rate	1.27%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	68.45%
Weighted-average expected life of options	3.75	Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.  For the three months ended March 31, 2009 and 2008, $99,262 and $84,202 was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options as of March 31, 2009 was $758,480 and the weighted-average life of these outstanding stock options is approximately 8.82 years.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of March 31, 2009:

Options Outstanding				Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	3,087,500	8.00	$1.00	2,569,400	$1.00
$3.20	170,000	8.25	$3.20	64,600	$3.20
$1.45	300,000	8.33	$1.45	126,000	$1.45
$1.00	170,000	8.75	$1.00	64,600	$1.00
$0.45	1,805,000	9.16	$0.45	361,000	$0.45
$0.39	490,000	9.42	$0.39	68,600	$0.39
$0.22	145,000	9.58	$0.22	14,500	$0.22

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2008	6,167,500	$0.61
Granted	-	-
Exercised	-	-
Canceled/forfeited	-	-
Outstanding at March 31, 2009	6,167,500	$0.61

Warrants
During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting their warrants. In 2007, Brookstreet Securities Corporation earned 274,000 warrants as compensation for its services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00 revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%. The warrants issued were modified on March 9, 2009 to extend the term for an additional 3 years. In addition, the exercised price of warrants exercised price to a specified date was reduced from $0.80 to $0.35. This modification resulted in addtional non-cash compensation of $281,416 for the quearter ended March 31, 2009.

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

During the second quarter, the Company entered into an agreement to borrow $1.0 million and as part of this agreement, the Company issued warrants were the holder can purchase up to 2,000,000 shares of common stock from the Company at $0.25 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments, if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), were Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. As part of the agreement, the Company will issue warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expire 4 years from date of grant.

10.  Commitments and Contingencies

Leases
The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2009, are as follows:

Amount
2009	$125,758
2010	163,133
2011	86,478
2012	--
2013	--
Total	$375,369

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only represents our management’s best present assessment.

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

Results of Operations

Revenues
We are a development stage company and as such have generated nominal revenues. For the three months ended March 31, 2009, our product sales have continued to increase. We recognized $183,299 of product revenue, compared to $32,332 for the three months ended March 31, 2008. The primary reason for the increase is due to collaboration agreements we signed during 2008 to provide stem cells and reagents, as well as the increased efforts by our sales and marketing team as well as our remaining marketing consultants promoting our products.

Cost of sales
Cost of sales for the quarter ended March 31, 2009 was $290,162, compared to $20,859 for the quarter ended March 31, 2008. As our revenues increased so has the cost of manufacturing our products. During the quarter ended March 31, 2009, in our cost of sales amount, we recorded an inventory adjustment of approximately, $181,500. The inventory adjustment related to a physical inventory and revaluation of inventory costs. We do not anticipate significant inventory adjustments to reoccur in the future, but we do anticipate some inventory adjustments to occur. Excluding the inventory adjustment, cost of sales for the quarter was $108,651, or 60% of sales, compared to $20,859, or 64% of sales for the three months ended March 31, 2008. As we refine our manufacturing processes, and our volume continues to increase, we anticipate our cost of sales to continue to decrease.

General and Administrative Expenses
General and administrative expenses were $1,094,608 for the three months ended March 31, 2009, an increase of $208,949 or 24%, compared to $885,659 for the three months ended March 31, 2008. The reason for this increase  primarily relates to the issuance of common stock and the recording of stock-based compensation for services rendered for general corporate purposes. Although general and administrative expenses increased for the quarter, other general and administrative expenses decreased as a result of the company’s overall cost cutting measures put into place at the end of 2008. The Company has made efforts to reduce expenses in salaries, consultants and other administrative expenses. We continue to incur general and administrative expenses related to the development of our support staff and other corporate services needed to develop our business and general corporate expenses related to being a public company.

Research and Development
Research and development expenses were $547,601 for the three months ended March 31, 2009, a decrease of $40,440, or 7%, compared to $588,041 for the three months ended March 31, 2008. During the quarter in an effort to manage our cash position, we continued to review all research and development expenses for cost savings opportunities. During the three months ended March 31, 2009, the decrease in research and development costs is primarily due to a decrease in research being conducted at our Russian Lab and reduced expenses related to our research consultants, as well as our reduced research efforts and expenses on certain collaboration activities. We gained efficiencies in our laboratory activities and streamlined our production activities to reduce costs for our labs located in Oceanside, California and Walkersville, Maryland.

Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense
Marketing expenses were $135,499 for the three months ended March 31, 2009, a decrease of $13,848, compared to $149,347, or 9%, for the three months ended March 31, 2008. During 2009, we continued our cost saving measures and have reduced expenses related to our marketing consultants and our cost of advertising. We continued to develop our marketing and sales strategies, as well as, our marketing infrastructure to support our sales team and our sales goals. Our primary marketing expenses for the three months ended March 31, 2009, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

Liquidity and Capital Resources

At March 31, 2009, we had an increase in cash of $573,207 for the three month period ended March 31, 2009, resulting from $2,000,000 of cash provided by our financing activities, $1,231,979 cash used in operating activities and $94,814 used in investment activities. The funds generated from financing activities during the first quarter of 2009 were used mainly to support our operating losses.

Operating Cash Flows
Net cash used in operating activities of $1,231,979 for the three months ended March 31, 2009 was primarily attributable to a net loss of $1,956,622. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $37,812, non-cash warrants for services of $281,416, non-cash stock option expense of $99,262, stock issued for services of $116,058, a decrease in inventory of $107,022, decrease in prepaid assets of $53,764, a decrease in deposits and other assets of $1,679, an increase in accounts payable of $121,033, a decrease in accrued expenses of $77,803, and an increase in related party payables of $6,595, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows
Net cash used in investing activities of $94,814 for the three months ended March 31, 2009 was primarily attributable to purchases of property and equipment of $67,478 consisting primarily of laboratory equipment for use in a variety of research projects and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $27,336 for the three months ending March 31, 2009.

Financing Cash Flows
Net cash provided by financing activities of $1,900,000 for the three months ended March 31, 2009 was attributable to closing a Series D Preferred Stock financing round during the quarter. The Series D Preferred financing during the quarter was part of an existing agreement to raise between one million and five million dollars by issuing Series D Preferred Stock. A total of $2,000,000 had been raised through March 31, 2009 and payment on loans of $100,000.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments of $150,000 due each May, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our condensed consolidated financial statements.

Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4. Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the first quarter, we implemented a new accounting system which allows us to develop better internal controls around issuing purchase orders, processing accounts payable, accounts receivable, inventory, manufacturing and reporting. This new accounting system will be fully functional during the second quarter 2009.

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

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, we sold 20 shares of Series D Preferred Stock for a total of $2,000,000 to purchasers who were parties to the Series D Preferred Stock Purchase Agreement of December 30, 2008.  Each shares of Series D Preferred Stock is convertible into 400,000 shares of common stock, subject to adjustment.

During the quarter ended March 31, 2009, Gemini Capital converted an aggregate principal amount of $400,000 of the OID Senior Secured Convertible Note that had been issued in May 2008 into a total of 1,600,000 shares of common stock.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Preliminary Information Statement on Form 14C filed on December 29, 2006).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2009).
4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).
4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).
4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).
4.5	Certificate of designation or rights, preferences, privileges and restrictions of series A Preferred Stock of International Stem Cell Corporation dated January 17, 2008
4.6	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).
4.7	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).
4.8	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).
4.9	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).
4.10	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: May 15, 2009

	By:	/s/ Kenneth C. Aldrich
	Name:	Kenneth C. Aldrich
	Title:	Chief Executive Officer and Director

	By:	/s/ William B. Adams
	Name:	William B. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer) and Director