Form 10-K/A
period 2008-12-31
International Stem Cell CORP
filed 2009-06-10
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $ 8,245,431 based on the closing sales price of the registrant’s common stock on June 30, 2008 as reported on the OTC Bulletin Board, of $0.34 per share.

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2009:

Common Stock: 38,410,675

DOCUMENTS INCORPORATED BY REFERENCE

None with respect to this amendment.  Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders in 2009 is incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

International Stem Cell Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Report”), as filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Filing Date”), for the sole purpose of correcting the cover page of the report and including disclosure regarding the Company’s executive officers, which disclosure had been inadvertently excluded from the Original Report but included in the Company’s Proxy Statement for its annual meeting of stockholders.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-K/A under Item 15.

Except for the corrected cover page and as described below, this Amendment does not modify or update other disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring after the filing date of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

PART I

ADDITIONAL ITEM                                           EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are as follows:

Name	Principal Occupation	Age
Kenneth C. Aldrich	Chairman of the Board, CEO	70
Jeffrey D. Janus	President	52
William B. Adams	Chief Financial Officer and Secretary	65
Andrei Semetchkine	Chief Business Officer	50

Kenneth C. Aldrich, Chairman, is a co-founder of International Stem Cell Corporation and has been active in venture capital investing and private equity since 1975. Having previously served as Chairman since 2001, Mr. Aldrich assumed the role of CEO in January 2008 upon the death of the incumbent CEO, Jeffrey Krstich.  He is also a Managing Director of Convergent Ventures, an early-stage life sciences investment company, and an active member of Tech Coast Angels. Through those entities and predecessor companies, he has provided early-stage funding and management for a variety of biomedical and technology start-ups. During the last five years he has held the following positions: WaveTec Vision Systems, an ophthalmic device company (Director and co-founder),  and Encode Bio, a drug discovery tools company (Director).He is also director of Green Dot Corporation, the world’s largest issuer of prepaid debit cards.  Mr. Aldrich holds degrees, with honors, from both Harvard University and Harvard Law School.

Jeffrey D. Janus, President, has over eighteen years of experience creating profitable commercial cell based businesses and building corporate value as a result. Over the past five years, Mr. Janus was employed as President for PacGen Cellco which later became Lifeline Cell Technology LLC of which he was a cofounder.  Mr. Janus helped build Clonetics Corporation as a director of finance and marketing, to become the leading provider of human cells and media products to both the research and therapeutic markets, through its inception in 1989 and eventual purchase by BioWhitaker and ultimately Cambrex Corporation. Mr. Janus has an MBA from San Diego State University and a Bachelor’s degree in Biochemistry from the University California, Davis.

William B. Adams, CPA, is a co-founder of International Stem Cell Corporation and has served as CFO for the past seven years.  He has 30 years of experience in the corporate consulting and financing arenas. Mr. Adams has provided seed capital and secondary and bridge financing to numerous start-up companies both individually and as a manager of various private investment partnerships. He is an advisor to Convergent Investors, LLC (also known as “CV-I”). Through investments prior to the formation of Convergent Ventures, Mr. Adams is a co-founder of WaveTec Vision Systems, an ophthalmic device company and Lifeline Cell Technology, LLC. He served as President of Wm. Adams Accountancy Corporation and was a founder of Dimensional Planning Group, a management consulting and financial planning company. Previously, Mr. Adams was an accountant at Ernst & Ernst (now Ernst & Young). Mr. Adams holds a B.S. in Accounting from California State University, Long Beach and is on the alumni Board of Ernst & Young in Los Angeles.  He is also on the board of the Los Angeles Counsel of Boy Scouts of America.

Andrei Semetchkine, Chief Business Officer, Professor, Ph.D., became our Chief Business Officer and a director in December 2008 and is a specialist in system analysis, strategic planning and corporate management, and is the author of several scientific books. He is a member of Russian Academy of Sciences.  Professor Semetchkine was awarded the RF Government Award in Science and Technology in 2006. Since 2004 he has been the Deputy Director of the Institute of System Analysis of the Russian Academy of Sciences.  Professor Semetchkine has over 20 years of experience in the creation and managing of holding business structures in different industry and scientific sectors. He is the Chairman of X-Master, Inc., a New Hampshire Corporation which holds real estate and other assets and investments.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14a (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ William B. Adams
Name:	William B. Adams
Title:	Chief Financial Officer

Dated: June 9, 2009