Form 10-Q
period 2009-06-30
International Stem Cell CORP
filed 2009-08-14
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009	Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
YES   [ X ]     NO   [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES   [_]     NO   [ X ]

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
YES   [   ]     NO   [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 5, 2009: Common Stock: 47,650,810.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
INDEX TO FORM 10-Q

Page nos.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Financial Condition	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Members' Deficit and Stockholders' Equity	5
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	30
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$1,153,244	$381,822
Accounts receivable	112,790	81,898
Inventory	354,871	417,343
Prepaid assets	190,790	75,428
Total Current Assets	1,811,695	956,491

Property and equipment, net	826,235	625,870
Patent licenses, net	697,140	637,205
Deposits and other assets	23,311	22,186
Total assets	$3,358,381	$2,241,752

Liabilities, Stockholders' Equity
Accounts payable	$561,024	$465,034
Accrued expenses	-	231,488
Convertible debt and advances	250,000	690,994
Related party payables	442,505	420,931
Warrants to purchase common stock	2,660,818	-
Total liabilities	4,731,122	1,808,447

Commitments and contingencies

Members’ Deficit and Stockholders' Equity
Common Stock, $.001 par value, 200,000,000 shares authorized,
46,160,112 shares and 38,410,675 shares issued.	46,160	38,410
Preferred Stock, $.001 par value, 20,000,000 shares authorized,
3,400,040 shares and 3,550,010 shares issued.	3,400	3,550
Preferred Stock Subscriptions	1,000,000	-
Additional paid-in capital	29,282,817	24,491,311
Deficit accumulated during the development stage	(31,705,118)	(24,099,966)
Total members’ deficit and stockholders' equity	(1,372,741)	433,305
Total liabilities, stockholders' equity	$3,358,381	$2,241,752

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (August 2001) through June 30, 2009
	2009	2008	2009	2008

Revenues
Sales, net	$388,810	$122,303	$572,109	$154,635	$1,116,630

Development expenses
Cost of sales	260,179	56,006	550,341	76,865	751,468
Research and development	524,449	662,922	1,072,050	1,250,963	9,393,866
Marketing	128,021	78,647	263,520	227,994	1,275,871
General and administrative	1,574,191	999,688	2,377,379	1,885,347	13,790,190
Total development expenses	2,486,840	1,797,263	4,263,290	3,441,169	25,211,395

Loss from development activities	(2,098,030)	(1,674,960)	(3,691,181)	(3,286,534)	(24,094,765)

Other income (expense)
Settlement with related company	-	-	-	-	(93,333)
Miscellaneous income	-	-	-	-	9,000
Dividend income	52	4	93	361	55,749
Interest expense	(74,106)	(123,100)	(81,071)	(129,145)	(2,197,480)
Sublease income	2,100	2,100	4,200	4,200	41,329
Change in market value of warrants	(2,055,777)	-	(2,055,777)	-	(2,055,777)
Total other expense	(2,127,731)	(120,996)	(2,132,555)	(124,584)	(4,240,512)

Loss before income taxes	(4,225,761)	(1,795,956)	(5,823,736)	(3,411,118)	(28,335,277)
Provision for income taxes	-	-	-	-	6,800
Net loss	$(4,225,761)	$(1,795,956)	$(5,823,736)	$(3,411,118)	$(28,342,077)

Deemed dividend on preferred stock	$-	$85,230	$1,480,000	$525,106
Net loss attributable to common shareholders	$(4,225,761)	$(1,881,186)	$(7,303,736)	$(3,936,224)

Net loss per share computation:
Weighted average shares outstanding	41,263,099	35,590,044	41,684,918	35,422,797
Net loss per share – Basic and Diluted	$(0.10)	$(0.05)	$(0.18)	$(0.11)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Members' Deficit and Stockholders' Equity

(Unaudited)

			Preferred Stock			Additional		Total
	Common Stock		Issued		Subscribed	Paid-in	Accumulated	Stockholders'	Members'
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Equity	Deficit
Balance at August 17, 2001
Members contribution									$100,000
Net loss for the period from inception									(140,996)
Balance at December 31, 2001									(40,996)
Members contributions									250,000
Net loss for the year ended									(390,751)
Balance at December 31, 2002									(181,747)
Members contributions									195,000
Net loss for the year ended									(518,895)
Balance at December 31, 2003									(505,642)
Members contribution									1,110,000
Net loss for the year ended									(854,718)
Activity through December 31, 2004									(250,360)
Members contributions									780,000
Net loss for the year ended December 31, 2002									(1,385,745)
Balance at December 31, 2005									(856,105)
Members contribution									250,000
Effect of the Reorganization Transactions	20,000,000	20,000				2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210				(2,210)		-
Offering costs						(2,778,082)		(2,778,082)
Warrants issued for equity placement services						1,230,649		1,230,649
Warrants issued for services						222,077		222,077
Warrants issued with promissory note						637,828		637,828
Common stock issued for services	1,350,000	1,350				1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436				10,371,512		10,381,948
Stock-based compensation						842,374		842,374
Net loss for the year ended December 31, 2006							(6,583,927)	(6,583,927)
Balance at December 31, 2006	33,996,495	33,996				14,537,798	(9,875,032)	4,696,762	-
Offering costs						(382,124)		(382,124)
Warrants issued for equity placement services						169,249		169,249
Issuance of common stock	1,370,000	1,370				1,368,630		1,370,000
Warrants exercised	3,000	3				2,997		3,000
Stock-based compensation						427,496		427,496
Net loss for the quarter ended December 31, 2007							(6,071,983)	(6,071,983)
Continued

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Members' Deficit and Stockholders' Equity Continued

(Unaudited)

		Preferred Stock			Additional		Total
Common Stock		Issued		Subscribed	Paid-in	Accumulated	Stockholders'	Members'
Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Equity	Deficit

Balance at December 31, 2007	35,369,495	$35,369	-	$-		$16,124,046	$(15,947,015)	$212,400	-
Issuance of Preferred Stock			3,550,010	3,550		4,546,450		4,550,000
Warrants issued and beneficial conversion feature						910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041				593,358		596,399
Stock-based compensation						734,867		734,867
Deemed Dividend						1,581,627	(1,581,627)	-
Net loss for the quarter ended Dec 31, 2008							(6,571,324)	(6,571,324)
Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			20			2,000,000		2,000,000
Preferred Stock Subscription					1,000,000			1,000,000
Issuance of Common Stock
From sale of shares	1,170,329	1,170				523,830		525,000
For services	220,000	220				145,780		146,000
From conversion of preferred stock	600,000	600	(150,000)	(150)		(450)
From conversion of debt	2,000,000	2,000				498,000		500,000
From exercise of warrants	3,759,108	3,760				83,355		87,115
Stock-based compensation	-					227,145		227,145
Warrants issued for services	-					281,416		281,416
Options issued for services	-					106,058		106,058
Deemed Dividend	-					1,480,000	(1,480,000)	-
Cumulative effect adjustment - changes in fair value of warrants						(301,413)	(2,357,193)	(301,413)
Equity placement shares						(250,000)	-	(250,000)
Reclassification of warrants to liabilities						(303,628)		(303,628)
Net loss for the six months ended June 30, 2009							(5,823,736)	(5,823,736)
Balance at June 30, 2009	46,160,112	$46,160	3,400,030	$3,400	$1,000,000	$29,282,817	$(31,705,118)	$(1,372,741)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

(Unaudited)
			Inception
	Six Months Ended		(August 2001)
	June 30,		through
	2009	2008	June 30, 2008

Net loss	$(5,823,736)	$(3,411,118)	$(28,343,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,733	79,486	535,205
Accretion of discount on Notes Payable	-	-	103,304
Accretion of discount on bridge loans	-	-	637,828
Non-cash warrants for services	-	-	222,077
Non-cash warrants for equity placement services	281,416		503,493
Non-cash compensation expense	333,203	576,384	2,231,881
Common stock issued for services	146,000	95,549	1,976,402
Amortization of Discount on Convertible Notes	67,227	117,004	1,082,005
Change in market value of warrants	2,055,777	-	2,055,777
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(30,892)	(3,886)	(112,790)
(Increase) decrease in inventory	62,472	(56,667)	(354,871)
(Increase) decrease in prepaid assets	(115,362)	(21,877)	(190,790)
(Increase) decrease in deposits and other assets	(1,125)	-	(23,311)
Increase (decrease) in accounts payable	95,990	437,688	561,025
Increase (decrease) in accrued liabilities	335,284	(1,522)	528,330
Increase (decrease) in related party payables	13,353	(372,861)	278,001
Net cash used in operating activities	(2,497,660)	(2,561,821)	(18,309,511)

Investing activities
Purchases of property and equipment	(255,553)	(18,298)	(1,149,124)
Payments for patent licenses and trademarks	(87,480)	(29,041)	(909,458)
Net cash used in investing activities	(343,033)	(47,339)	(2,058,582)

Financing activities
Members’ contributions	-	-	2,685,000
Proceeds from issuance of common stock, Preferred Stock, and warrant exercises	2,612,115	1,400,000	20,675,598
Proceeds from Preferred Stock Subscribed	1,000,000	-	1,300,000
Proceeds for issuance of convertible promissory notes	-	-	2,099,552
Net proceeds from convertible debt and advances	-	1,080,000	1,080,000
Payment of promissory notes	-	-	(2,202,856)
Payment of loan payable	-	-	(1,125,000)
Payment of offering costs	-	-	(2,990,957)
Net cash provided by financing activities	3,612,115	2,480,000	21,521,337

Net (decrease) increase in cash	771,422	(129,160)	1,153,244
Cash and cash equivalents, beginning of period	381,822	165,344	-
Cash and cash equivalents, end of period	$1,153,244	$36,184	$1,153,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$277	$-	$333,049
Cash paid for income taxes	$3,265	$-	$7,400
Non-cash financing activities:
Warrants issued with promissory notes	$-	$-	$637,828
Warrants issued for placements agent services	$-	$-	$1,230,649
Deemed dividend on preferred stock	$1,480,000	$525,106	$3,061,627
Accrual of equity placement costs	$250,000	$-	$250,000
Conversion of debt to common stock	$500,000	$-	$500,000
Discounts on convertible debt from beneficial conversion feature	$-	$-	$641,331
Discounts on convertible debt from warrants	$-	$-	$269,632
Cumulative effect adjustment - warranty to purchase common stock	$605,041	$-	$605,041
Conversion of preferred stock	$600	$-	$600

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

Patent Licenses
Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $909,458 and $787,176 at June 30, 2009 and 2008, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $27,545 and $26,733, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-Lived Asset Impairment
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at June 30, 2009.  See Note 4 for a discussion on the Company’s patent licenses.

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

Prior to the adoption of FSP EITF 00-19-2, the Company accounted for registration rights as separate arrangements. Accordingly, the adoption of FSP EITF 00-19-2 had no impact on the consolidated financial position, operations, or cash flows of the Company for the period ended June 30, 2009.

Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, effective for the third quarter of 2008, the Company adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157, FSP FAS 157-3 did not have a material impact on the Company’s financial statements.

Effective January 1, 2008, the Company also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements since the Company elected not to apply the fair value option for any of its eligible financial instruments or other items.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively.  This did not have a material impact on the Company’s financial statements.

In June 2008, the FASB finalized EITF 07-5.  “Determining Whether and Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”.  The EITF lays out a procedure to determine if any equity-linked financial instrument (or embedded feature) is indexed to its own common stock,  The EITF is effective for fiscal years beginning after December 15, 2008.

On June 30, 2009, in connection with our adoption of EITF 07-5, the Company reclassed the fair value of 3,100,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption to a derivative liability.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  To recognize the fair value of such warrants on January 1, 2009 we reclassified from additional paid-in capital of $303,628, and a cumulative effect adjustment to Accumulated deficit of $301,413 to a long-term warrant liability of $605,041.  For the six months ended June 30, 2009, we recorded an increase in market value of $2,055,777.  The fair value of the outstanding warrants to purchase common stock as of June 30, 2009 was $2,660,818.

In connection with the Series A and B rounds of financing, each investor received a warrant to purchase up to a number of shares of common stock for $1.00.  Subsequently, the exercised price for those warrants were adjusted down to $0.25 per share.  The following assumptions were used to calculate the fair value of the warrants using the Black-Scholes option pricing model.

June 30, 2009
Expected life (years)	4.0
Expected volatility	68.1%
Risk-free interest rate	1.3%
Expected dividend yield 0.0%

During the six months ended June 30, 2009, no Series A or B warrants were exercised and as of June 30, 2009, and we had outstanding warrants to purchase an aggregate of 3,100,000 shares of common stock.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s warrants as of June 30, 2009.

	Total	Level 1	Level 2	Level 3
ASSETS:
Fair value of warrants	$2,660,818	$-	$-	$2,660,818

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with EITF 07-5, we calculated the fair value of warrants using the Black Scholes option pricing model and the assumptions used are described above.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations.( SFAS 141(r)”). The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement was effective for the Company beginning January 1, 2009 and did not have an impact on the consolidated financial statements.

In December, 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The statement was effective for the Company beginning January 1, 2009 and did not have an impact on its consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. This statement was effective for the Company beginning January 1, 2009 and did not have an impact on the consolidated financial statements.

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
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The adoption of this FSP did not have an impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009.  This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. The Company has determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2009, operating loss carryforwards of approximately $17,821,350, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,419. The increase in carryforwards for the six months ended June 30, 2009 is approximately $2,546,931.

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

Concentration of Credit Risk
The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At June 30, 2009 and December 31, 2008, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $801,629 and $131,822, respectively. Excess funds are invested in government securities only.

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

Comprehensive Income
The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss for the three months ended June 30, 2009 and 2008 or the period from inception through June 30, 2009.

2. Inventory

Inventories are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	June 30, 2009	December 31, 2008
Raw materials	$151,592	$50,529
Work in process	158,850	170,714
Finished goods	44,429	196,100
	$354,871	$417,343

3. Property and Equipment

Property and equipment consists of the following:

	June 30, 2009	December 31, 2008
Machinery and equipment	$778,452	$328,002
Computer equipment	184,217	173,641
Office equipment	70,573	61,956
Leasehold improvements	115,880	329,970
	1,149,122	893,569
Accumulated depreciation and amortization	(322,887)	(267,699)
	$826,235	$625,870

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

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:
	June 30, 2009	December 31, 2008
Management fee	$278,001	$264,648
Commissions payable	37,942	-
Loan payable, net of debt discount of $8,221 in 2008	126,562	156,283
Related party payables	$442,505	$420,931

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

6. Convertible Debt and Advances

Convertible debt
On May 14, 2008, to obtain funding for working capital, the Company entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $850,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants. The note was for $1,000,000 (and was issued with a 15% original issue discount) and was originally due and payable on or before January 31, 2009. The note is convertible into shares of common stock of the company at the rate of $0.50 per share. The note is guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications. Warrants were issued which permit the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.25 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

Pursuant to an extension agreement designed to allow its lender additional time in which to elect to convert the remaining balance of the Company's bridge financing, thus reducing the Company's need for future capital, on February 5, 2009, The Company and Gemini Master Fund Ltd. extended the due date for the remaining $400,000 balance of the Promissory Note previously issued to Gemini Master Fund Ltd. from its original due date of January 31, 2009 to a new due date of April 5, 2009.  The Company has deposited the remaining balance of the note in an interest bearing escrow account, which will be released to the lender on April 5, 2009 if the note balance is not converted to common stock of the Company; and the principal amount of the note that is converted to common stock will be released to the Company.  The Company re-paid $500,000 of the original $1,000,000 note prior to its due date and tendered the remaining balance prior to entering into this extension. Gemini Master Fund Ltd. converted all of the $500,000 of the note into common stock as of June 30, 2009. Gemini Master Fund Ltd. has released all liens against the Company’s assets.

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

Advance
On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), were Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of June 30, 2009,  no revenues were realized from this agreement.

	June 30,	December 31,
	2009	2008

Gemini Capital, net of debt discount of $59,006 in 2008	$-	$440,994
Bio Time, Inc	250,000	250,000
	$250,000	$690,994

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

During the quarter ended June 30, 2009, the Company issued a total of 3,610,206 shares of common stock which related to warrants originally issued to Brookstreet and to Gemini Master Fund, Ltd. Brookstreet converted a total of 612,267 warrants into 584,675 shares of common stock at an average cashless conversion price of $0.95 per share. Gemini Master Fund, Ltd., converted 4,000,000 warrants into 3,025,531 share of common stock at an average cashless conversion price of $0.78 per share.

The number of warrants converted into common stock by Brookstreet was 584,675 On January and February 2007, to Bookstreet for the completion of the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase the number of shares of common stock for $1.00 each.

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The deal is structured where by the Company may draw down funds as needed, but has no obligations to make draws or use these funds if not needed. As funds are drawn down, the Company well issuance Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock will not be convertible into common stock and may be redeemed by the Company after one year. Each issue of Preferred Stock will be accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the company’s common stock on the day prior to the date the company gives notice of its election to draw funds. The total exercise value of warrants issued will equal 135% of the drawdown amount. Dividends on the Preferred Stock are payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed an S-1 on July 31, 2009, see foot note 11 “Subsequent Events” for more details. The Investment will be used to fund operations and working capital needs of the company and expand its scientific research. Proceeds of the investment provide a valuable addition to the company’s capital structure.

During the quarter ended June 30, 2009, the Company raised a total of $2,000,000 in the Series D Preferred Stock round and was recorded as a Preferred Stock.

8. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2009, operating loss carryforwards of approximately $17,281,350, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,419. The increase in carryforwards for the six months ended June 30, 2009 is approximately $2,546,931.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the six months ended June 30, 2009 and year ended December 31, 2008 as follows:

	June 30, 2009	December 31, 2008
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2009	December 31, 2008
Deferred tax assets (liabilities)	9669	96856
Net operating loss carryforwards	$3,144,088	$4,531,000
Accrued expenses	206,774	231,490
Research and Development tax credit (Fed and St.)	39,470	286,469
Deferred tax assets	3,390,332	5,048,959
Valuation allowance	(3,390,332)	(5,048,959)
Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	June 30, 2009	December 31, 2008
		96856
Current	$0	$0

Deferred	0	0
Total	$0	$0

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

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the SFAS No. 123R analysis. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate, which was 68% for the quarter ended June 30, 2009, and for the year ended December 31, 2008.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended June 30, 2009:

	Three Months Ended March 31, 2009	Six Months Ended June 30, 2009

Risk free interest rate	1.27%	1.37%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	68.45%	68.10%
Weighted-average expected life of options	3.75 Years	3.75 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.  For the six months ended June 30, 2009 and 2008, $227,144 and $580,012 was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options as of June 30, 2009 was $1,646,592 and the weighted-average life of these outstanding stock options is approximately 8.71 years.

Stock Options
Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of June 30, 2009:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	3,087,500	7.75	$1.00	2,634,300	$1.00
$3.20	230,000	8.00	$3.20	85,500	$3.20
$1.45	300,000	8.08	$1.45	138,000	$1.45
$1.00	190,000	8.50	$1.00	61,200	$1.00
$0.45	1,865,000	8.92	$0.45	505,400	$0.45
$0.39	490,000	9.17	$0.39	98,000	$0.39
$0.22	145,000	9.33	$0.22	23,100	$0.22
$0.49	720,000	9.58	$0.49	14,400	$0.49

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2008	6,167,500	$0.61
Granted	720,000	$0.49
Exercised	-	-
Canceled/forfeited	-	-
Outstanding at June 30, 2009	6,887,500	$0.75

Warrants
During 2008, the Company raised additional capital by issuing Preferred Series A, B C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting their warrants. In 2007, Brookstreet Securities Corporation earned 274,000 warrants as compensation for its services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

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

10.  Commitments and Contingencies

Leases
The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2009, are as follows:

Amount
2009	$88,016
2010	163,133
2011	86,479
2012	--
2013	--
Total	$337,628

11.  Subsequent Events

On July 31, 2009, the Company filed an S-1 with the Securities and Exchange Commission as part of the Preferred Stock Purchase Agreement the company signed on June 30, 2009, between International Stem Cell Corporation and a biotechnology-focused fund.  See note 7 for details regarding this agreement.  Per the agreement, the Company will use its best efforts to promptly file (but in no event later than 30 days after the Effective Date) and cause to become effective as soon as possible a Registration Statement for the sale of all Common Shares.  Each Registration Statement shall comply when it becomes effective, and, as amended or supplemented, at the time of any Tranche Notice Date, Tranche Closing Date, or issuance of any Common Shares, and at all times during which a prospectus is required by the Act to be delivered in connection with any sale of Common Shares, will comply, in all material respects, with the requirements of the Act. As of to date, the Company is in compliance with all requirement per the agreement.

In July, the Company expanded its senior management team to include greater capacity and flexibility as it expands its therapeutic and commercial activities for the remainder of 2009 and beyond. Professor Andrei Semetchkine, Ph.D., will assume the duties of Executive Vice President of ISCO, with broad responsibility for the strategy, financial, and business affairs of the company. Jeffrey Janus, will continue to be CEO and President of Lifeline Cell Technology, the revenue generating subsidiary of ISCO, and will also serve as Senior Vice President of Operations for the parent Company, ISCO. In a final change, Ray Wood, who had been the controller of the company, has been promoted to Vice President, Finance and Principal Financial Officer. Mr. Wood’s appointment will also permit William Adams, a founder of the Company to step down from his role as CFO as of June 30, 2009.

Management performed an evaluation of Company activity through August 14, 2009, the date the unaudited condensed consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

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

Results of Operations

Revenues

We are a development stage company and as such have generated nominal revenues. For the three months ended June 30, 2009, our product sales have continued to increase. We recognized $388,810 of product revenue, compared to $122,303 for the three months ended June 30, 2008. The primary reason for the increase is due to collaboration agreements we signed during later part of 2008 and early 2009 to provide stem cells and reagents, as well as the increased efforts by our sales and marketing teams.

Product revenue recognized for the six months ended June 30, 2009, amount to $572,109, compared to $154,635 for the six months ended June 30, 2008. The primary reason for the increase is due to collaboration agreements we signed during later part of 2008 and early 2009 to provide stem cells and reagents, as well as our increased efforts by our sales and marketing teams.

Cost of sales

Cost of sales for the quarter ended June 30, 2009 were $260,179, compared to $56,606 for the quarter ended June 30, 2008. As our revenues increased so has the cost of manufacturing our products. During the quarter, are cost of manufacturing including some one time costs for manufacturing specialty products.

Cost of sales for the six months ended June 30, 2009 were $550,341, compared to $76,865 for the six months ended June 30, 2008. As our revenues increased so has the cost of manufacturing our products. During the six months ended June 30, 2009, in our cost of sales amount, we recorded an inventory adjustment of approximately, $181,500. The inventory adjustment related to a physical inventory and revaluation of inventory costs. We do not anticipate significant inventory adjustments to reoccur in the future, but we do anticipate some inventory adjustments to occur during the year. Excluding the inventory adjustment, cost of sales for the six months ended June 30, 2009 were $368,841, or 64% of sales, compared to $76,865, or 50% of sales for the six months ended June 30, 2008. As we refine our manufacturing processes, and our volume continues to increase, we anticipate our cost of sales to continue to decrease.

General and Administrative Expenses

General and administrative expenses were $1,574,191 for the three months ended June 30, 2009, an increase of $574,503 or 57%, compared to $999,688 for the three months ended June 30, 2008. The reason for this increase primarily relates to the issuance of common stock and warrants and the recording of stock-based compensation for services rendered for general corporate purposes. Although general and administrative expenses increased for the quarter, other general and administrative expenses continue to decrease as a result of the company’s overall cost cutting measures put into place at the end of 2008. The Company has made efforts to reduce expenses in salaries, consultants and other administrative expenses. We continue to incur general and administrative expenses related to the development of our support staff and other corporate services needed to develop our business and general corporate expenses related to being a public company.

General and administrative expenses for the six months ended June 30, 2009 were $2,377,379, an increase of $492,032, or 26%, compared to $1,885,347 for the same period ended June 30, 2008. The reason for this increase primarily relates to the issuance of common stock and warrants and the recording of stock-based compensation for services rendered for general corporate purposes. Although general and administrative expenses increased for the quarter, other general and administrative expenses decreased as a result of the company’s overall cost cutting measures put into place at the end of 2008. The Company has made efforts to reduce expenses in salaries, consultants and other administrative expenses. We continue to incur general and administrative expenses related to the development of our support staff and other corporate services needed to develop our business and general corporate expenses related to being a public company.

Research and Development

Research and development expenses were $524,449 for the three months ended June 30, 2009, a decrease of $138,473, or 21%, compared to $662,922 for the three months ended June 30, 2008. During the quarter in an effort to manage our cash position, we continued to review all research and development expenses for cost savings opportunities. During the three months ended June 30, 2009, the decrease in research and development costs is primarily due to a decrease in research being conducted at our Russian Lab and reduced expenses related to our research consultants, as well as our reduced research efforts and expenses on certain collaboration activities. We gained efficiencies in our laboratory activities and streamlined our production activities to reduce costs for our labs located in Oceanside, California and Walkersville, Maryland.

Research and development expenses for the six months ended June 30, were $1,072,050 a decrease of $178,913, or 14%, compared to $1,250,963 for the six months ended June 30, 2008. During the first half of the year, in an effort to manage our cash position, we continued to review all research and development expenses for cost savings opportunities. During this time we have decreased our research and development costs primarily due to a decrease in research being conducted at our Russian Lab and reduced expenses related to our research consultants, as well as our reduced research efforts and expenses on certain collaboration activities. We gained efficiencies in our laboratory activities and streamlined our production activities to reduce costs for our labs located in Oceanside, California and Walkersville, Maryland.

Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense

Marketing expenses were $128,021 for the three months ended June 30, 2009, an increase of $49,374, compared to $78,647, or 63%, for the three months ended June 30, 2008. During 2009, we increased our marketing efforts in marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies, as well as, our marketing infrastructure to support our sales team and our sales goals. Our primary marketing expenses for the three months ended June 30, 2009, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

Marketing expenses for the six months ended June 30, were $263,520 for the three months ended June 30, 2009, a decrease of $35,526, or 16% compared to $227,994. During 2009, in an effort to increase sales, we continued our marketing strategies and expenses related to our marketing consultants, trade shows and advertising. We are still in the process of developing our marketing and sales strategies, as well as, our marketing infrastructure to support our sales team and our sales goals. Our primary marketing expenses for the six months ended June 30, 2009, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

Liquidity and Capital Resources

At June30, 2009, we had an increase in cash of $771,422 for the six month period ended June 30, 2009, resulting from $3,660,000 million of cash provided by our financing activities, $2,545,542 million cash used in operating activities and $343,036 used in investment activities. The funds generated from financing activities during the first two quarters of 2009 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $2,545,542 for the six months ended June 30, 2009 was primarily attributable to a net loss of $5,823,736. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $82,733, amortization of discounts of $67,227, non-cash stock option expense of $227,145, non-cash warrants for services of $281,416, change in market value of warrants of $2,055,077, stock issued for services of $252,058, an increase in accounts receivable of $32,128, a decrease in inventory of $62,472, an increase in prepaid assets of $115,362, a decrease in deposits and other assets of $111, an increase in accounts payable of $95,991, a increase in accrued expenses of $287,339, and a increase in related party payables of $13,353, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $343,036 for the six months ended June 30, 2009 was primarily attributable to purchases of property and equipment of $255,556 consisting primarily of laboratory equipment for use in a variety of research projects and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $87,480 for the six months ending June 30, 2009.

Financing Cash Flows

Net cash provided by financing activities of $4,160,000 for the six months ended June 30, 2009 was attributable to closing a Series D Preferred Stock financing round during the two quarters. The Series D Preferred financing during the quarter was part of an existing agreement to rise between one million and five million dollars by issuing Series D Preferred Stock. A total of $4,160,000 had been raised through June 30, 2009.

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

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during second quarter, we implemented a new accounting system which allows us to develop better internal controls around issuing purchase orders, processing accounts payable, accounts receivable, inventory, manufacturing and reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the first two quarters ended June 30, 2009, we sold 40 shares of Series D Preferred Stock for a total of $4,000,000 to purchasers who were parties to the Series D Preferred Stock Purchase Agreement of December 30, 2008.  Each shares of Series D Preferred Stock is convertible into 400,000 shares of common stock, subject to adjustment.

During the quarter ended June 30, 2009, Gemini Capital converted an aggregate principal amount of $500,000 of the OID Senior Secured Convertible Note that had been issued in May 2008 into a total of 5,025,531 shares of common stock during 2009.

On June 30, 2009 we entered into a Preferred Stock Purchase Agreement with an institutional investor to sell up to $5 million dollars of Series E Preferred Stock.  We have not sold any shares of Series E Preferred Stock as of the date of this filing.  As part of that transaction, we issued the purchaser a warrant to purchase 7,848,837 shares of common stock at $0.86 per share.  The warrant will become exercisable based on the amount of Series E Preferred Stock that we sell; and the number of shares of stock subject to the warrant and the purchase price of those shares will be adjusted based on market prices for the shares of common stock at the time we sell shares of Series E Preferred Stock.  The investor is an accredited investor and the shares were sold in a private placement transaction exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Preliminary Information Statement on Form 14C filed on December 29, 2006).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2009).
4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).
4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).
4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).
4.5	Certificate of designation or rights, preferences, privileges and restrictions of Series A Preferred Stock of International Stem Cell Corporation dated January 17, 2008
4.6	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).
4.7	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).
4.8	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).
4.9	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).
4.10	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).
4.11	Certificate of Designation of Series E Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on July 6, 2009).
10.22	Preferred Stock Purchase Agreement dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Issuer’s Form 8-K filed on July 6, 2009).
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: August 14, 2009

By:   /s/ Kenneth C. Aldrich
Name: Kenneth C. Aldrich
Title:  Chief Executive Officer and Director

By:    /s/ Ray Wood
Name: Ray Wood
Title: Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)