Form 10-Q/A
period 2009-06-30
International Stem Cell CORP
filed 2009-08-17
CIK 1355790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
FORM 10-Q/A

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
YES   [_]     NO    [_]

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

Explanatory Note:

International Stem Cell Corporation is filing this amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 to add some lines to the financial statements that had been inadvertently deleted and to correct a few items in the financial statements and Management’s Discussion and Analysis sections in the report as originally filed on August 14, 2009. Pursuant to Rule 12b-15, this amendment only contains the text of the items being amended (Part I, Items 1 and 2) and the officers’ certifications.

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
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$1,153,244	$381,822
Accounts receivable	112,790	81,898
Inventory	354,871	417,343
Prepaid assets	190,790	75,428
Total Current Assets	1,811,695	956,491

Property and equipment, net	826,235	625,870
Patent licenses, net	697,140	637,205
Deposits and other assets	23,311	22,186
Total assets	$3,358,381	$2,241,752

Liabilities, Stockholders' Equity
Accounts payable	$561,024	$465,034
Accrued expenses	816,772	231,488
Convertible debt and advances	250,000	690,994
Related party payables	442,505	420,931
Warrants to purchase common stock	2,660,818	-
Total liabilities	4,731, 119	1,808,447

Commitments and contingencies

Members’ Deficit and Stockholders' Equity
Common Stock, $.001 par value, 200,000,000 shares authorized,
46,160,112 shares and 38,410,675 shares issued.	46,160	38,410
Preferred Stock, $.001 par value, 20,000,000 shares authorized,
3,400,040 shares and 3,550,010 shares issued.	3,400	3,550
Preferred Stock Subscriptions	1,000,000	-
Additional paid-in capital	29,282,817	24,491,311
Deficit accumulated during the development stage	(31,705,11 5)	(24,099,966)
Total members’ deficit and stockholders' equity	(1,372,7 38)	433,305
Total liabilities, stockholders' equity	$3,358,381	$2,241,752

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
Continued

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Members' Deficit and Stockholders' Equity Continued

(Unaudited)

		Preferred Stock			Additional		Total
Common Stock		Issued		Subscribed	Paid-in	Accumulated	Stockholders'	Members'
Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Equity	Deficit

Balance at December 31, 2007	35,369,495	$35,369	-	$-		$16,124,046	$(15,947,015)	$212,400	-
Issuance of Preferred Stock			3,550,010	3,550		4,546,450		4,550,000
Warrants issued and beneficial conversion feature						910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041				593,358		596,399
Stock-based compensation						734,867		734,867
Deemed Dividend						1,581,627	(1,581,627)	-
Net loss for the quarter ended Dec 31, 2008							(6,571,324)	(6,571,324)
Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			20			2,000,000		2,000,000
Preferred Stock Subscription					1,000,000			1,000,000
Issuance of Common Stock
From sale of shares	1,170,329	1,170				523,830		525,000
For services	220,000	220				145,780		146,000
From conversion of preferred stock	600,000	600	(150,000)	(150)		(450)
From conversion of debt	2,000,000	2,000				498,000		500,000
From exercise of warrants	3,759,108	3,760				83,355		87,115
Stock-based compensation	-					227,145		227,145
Warrants issued for services	-					281,416		281,416
Options issued for services	-					106,058		106,058
Deemed Dividend	-					1,480,000	(1,480,000)	-
Cumulative effect adjustment - changes in fair value of warrants							(301,413)	(301,413)
Equity placement shares						(250,000)	-	(250,000)
Reclassification of warrants to liabilities						(303,628)		(303,628)
Net loss for the six months ended June 30, 2009							(5,823,736)	(5,823,736)
Balance at June 30, 2009	46,160,112	$46,160	3,400,030	$3,400	$1,000,000	$29,282,817	$(31,705,11 5)	$(1,372,7 38)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

(Unaudited)
			Inception
	Six Months Ended		(August 2001)
	June 30,		through
	2009	2008	June 30, 2008

Net loss	$(5,823,736)	$(3,411,118)	$(28,34 2 ,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,733	79,486	535,205
Accretion of discount on Notes Payable	-	-	103,304
Accretion of discount on bridge loans	-	-	637,828
Non-cash warrants for services	-	-	222,077
Non-cash warrants for equity placement services	281,416		503,493
Non-cash compensation expense	333,203	576,384	2,231,881
Common stock issued for services	146,000	95,549	1,976,402
Amortization of Discount on Convertible Notes	67,227	117,004	1,082,005
Change in market value of warrants	2,055,777	-	2,055,777
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(30,892)	(3,886)	(112,790)
(Increase) decrease in inventory	62,472	(56,667)	(354,871)
(Increase) decrease in prepaid assets	(115,362)	(21,877)	(190,790)
(Increase) decrease in deposits and other assets	(1,125)	-	(23,311)
Increase (decrease) in accounts payable	95,990	437,688	561,025
Increase (decrease) in accrued liabilities	335,284	(1,522)	528,330
Increase (decrease) in related party payables	13,353	(372,861)	278,001
Net cash used in operating activities	(2,497,660)	(2,561,821)	(18,309,511)

Investing activities
Purchases of property and equipment	(255,553)	(18,298)	(1,149,124)
Payments for patent licenses and trademarks	(87,480)	(29,041)	(909,458)
Net cash used in investing activities	(343,033)	(47,339)	(2,058,582)

Financing activities
Members’ contributions	-	-	2,685,000
Proceeds from issuance of common stock, Preferred Stock, and warrant exercises	2,612,115	1,400,000	20,675,598
Proceeds from Preferred Stock Subscribed	1,000,000	-	1,300,000
Proceeds for issuance of convertible promissory notes	-	-	2,099,552
Net proceeds from convertible debt and advances	-	1,080,000	1,080,000
Payment of promissory notes	-	-	(2,202,856)
Payment of loan payable	-	-	(1,125,000)
Payment of offering costs	-	-	(2,990,957)
Net cash provided by financing activities	3,612,115	2,480,000	21,521,337

Net (decrease) increase in cash	771,422	(129,160)	1,153,244
Cash and cash equivalents, beginning of period	381,822	165,344	-
Cash and cash equivalents, end of period	$1,153,244	$36,184	$1,153,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$277	$-	$333,049
Cash paid for income taxes	$3,265	$-	$7,400
Non-cash financing activities:
Warrants issued with promissory notes	$-	$-	$637,828
Warrants issued for placements agent services	$-	$-	$1,230,649
Deemed dividend on preferred stock	$1,480,000	$525,106	$3,061,627
Accrual of equity placement costs	$250,000	$-	$250,000
Conversion of debt to common stock	$500,000	$-	$500,000
Discounts on convertible debt from beneficial conversion feature	$-	$-	$641,331
Discounts on convertible debt from warrants	$-	$-	$269,632
Cumulative effect adjustment - warranty to purchase common stock	$605,041	$-	$605,041
Conversion of preferred stock	$600	$-	$600

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
LIABILITIES :
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

Cost of sales

Cost of sales for the quarter ended June 30, 2009 were $260,179, compared to $ 56,006 for the quarter ended June 30, 2008. As our revenues increased so has the cost of manufacturing our products. During the quarter, are cost of manufacturing including some one time costs for manufacturing specialty products.

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

Liquidity and Capital Resources

At June30, 2009, we had an increase in cash of $771,422 for the six month period ended June 30, 2009, resulting from $3,612,115 million of cash provided by our financing activities, $2,497,660 million cash used in operating activities and $343,033 used in investment activities. The funds generated from financing activities during the first two quarters of 2009 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $2,497,660 for the six months ended June 30, 2009 was primarily attributable to a net loss of $5,823,736. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $82,733, amortization of discounts of $67,227, non-cash stock option expense of $333,203 , non-cash warrants for services of $281,416, change in market value of warrants of $2,055,077, stock issued for services of $67,227 , an increase in accounts receivable of $30,892 , a decrease in inventory of $62,472, an increase in prepaid assets of $115,362, an increase in accounts payable of $95,990 , a increase in accrued expenses of $335,284 , and a increase in related party payables of $13,353, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $343,033 for the six months ended June 30, 2009 was primarily attributable to purchases of property and equipment of $255,553 consisting primarily of laboratory equipment for use in a variety of research projects and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $87,480 for the six months ending June 30, 2009.

Financing Cash Flows

Net cash provided by financing activities of $3,612,115 for the six months ended June 30, 2009 was attributable to closing a Series D Preferred Stock financing round during the two quarters. The Series D Preferred financing during the quarter was part of an existing agreement to rise between one million and five million dollars by issuing Series D Preferred Stock. A total of $3,000,000 had been raised through June 30, 2009. Cash was also provided from sale of common stock .

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

Dated: August 17 , 2009

By:   /s/ Kenneth C. Aldrich
Name: Kenneth C. Aldrich
Title:  Chief Executive Officer and Director

By:    /s/ Ray Wood
Name: Ray Wood
Title: Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)