Form 10-Q
period 2009-09-30
International Stem Cell CORP
filed 2009-11-16
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2595 Jason Court

Oceanside, CA 92056

(Address of Principal Executive Offices)

(760) 940-6383

(Registrant’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 5, 2009 the Registrant had 53,904,002 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Condition

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$386,530	$381,822
Accounts receivable	124,932	81,898
Inventory	455,746	417,343
Prepaid assets	153,273	75,428

Total Current Assets	1,120,481	956,491
Property and equipment, net	1,190,101	625,870
Patent licenses, net	712,014	637,205
Deposits and other assets	22,537	22,186

Total assets	$3,045,133	$2,241,752

Liabilities, Stockholders’ Equity
Accounts payable	$831,933	$465,034
Accrued expenses	862,760	231,488
Convertible debt and advances	250,000	690,994
Related party payables	449,417	420,931
Warrants to purchase common stock	2,252,562	—

Total liabilities	4,646,672	1,808,447

Commitments and contingencies

Members’ Deficit and Stockholders’ Equity
Common Stock, $.001 par value, 200,000,000 shares authorized, 49,031,717 shares and 38,410,675 shares issued.	49,031	38,410
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 3,200,040 shares and 3,550,010 shares issued.	3,200	3,550
Additional paid-in capital	32,708,250	24,491,311
Deficit accumulated during the development stage	(34,362,020)	(24,099,966)

Total members’ deficit and stockholders’ equity	(1,601,539)	433,305

Total liabilities, stockholders’ equity	$3,045,133	$2,241,752

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (August 2001) through September 30, 2009
	2009	2008	2009	2008
Revenues
Product sales	$298,661	$142,452	$870,770	$237,087	$1,280,291
Royalties and license	—	75,000	—	135,000	135,000

	298,661	217,452	870,770	372,087	1,415,291

Development expenses
Cost of sales	191,466	13,296	741,807	90,161	942,933
Research and development	560,063	444,964	1,632,113	1,695,927	9,953,929
Marketing	126,046	47,903	389,566	275,897	1,401,917
General and administrative	1,479,349	668,677	3,856,728	2,554,024	15,269,539

Total development expenses	2,356,924	1,174,840	6,620,214	4,616,009	27,568,318

Loss from development activities	(2,058,263)	(957,388)	(5,749,444)	(4,243,922)	(26,153,027)

Other income (expense)
Settlement with related company	—	—	—	—	(93,333)
Miscellaneous income	(2,714)	—	(2,714)	—	5,929
Dividend income	137	268	230	629	56,243
Interest expense	(6,421)	(446,773)	(87,492)	(575,918)	(2,203,901)
Sublease income	2,100	2,100	6,300	6,300	43,429
Change in market value of warrants	408,256	—	(1,647,521)	—	(1,948,933)

Total other expense	401,358	(444,405)	(1,731,197)	(568,989)	(4,140,566)

Loss before income taxes	(1,656,905)	(1,401,793)	(7,480,641)	(4,812,911)	(30,293,593)
Provision for income taxes	—	—	—	—	6,800

Net loss	$(1,656,905)	$(1,401,793)	$(7,480,641)	$(4,812,911)	$(30,300,393)

Deemed dividend on preferred stock	$1,000,000	$1,056,522	$2,480,000	$1,581,627	$4,061,627
Net loss attributable to common shareholders	$(2,656,905)	$(2,458,315)	$(9,960,641)	$(6,394,538)	$(34,362,020)

Net loss per share computation:
Weighted average shares outstanding	43,871,924	35,987,321	48,165,382	35,655,261

Net loss per share – Basic and Diluted	$(0.06)	$(0.07)	$(0.21)	$(0.18)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

			Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
	Common Stock		Issued		Subscribed Amount
	Shares	Amount	Shares	Amount
Balance at August 17, 2001
Members contribution									$100,000
Net loss for the period from inception									(140,996)

Balance at December 31, 2001									(40,996)
Members contributions									250,000
Net loss for the year ended									(390,751)

Balance at December 31, 2002									(181,747)
Members contributions									195,000
Net loss for the year ended									(518,895)

Balance at December 31, 2003									(505,642)
Members contribution									1,110,000
Net loss for the year ended									(854,718)

Activity through December 31, 2004									(250,360)
Members contributions									780,000
Net loss for the year ended December 31, 2002									(1,385,745)

Balance at December 31, 2005									(856,105)

Members contribution									250,000
Effect of the Reorganization Transactions	20,000,000	$20,000				$2,665,000	$(3,291,105)	$(606,105)	606,105
BTHC transactions	2,209,993	2,210				(2,210)		—
Offering costs						(2,778,082)		(2,778,082)
Warrants issued for equity placement services						1,230,649		1,230,649
Warrants issued for services						222,077		222,077
Warrants issued with promissory note						637,828		637,828
Common stock issued for services	1,350,000	1,350				1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436				10,371,512		10,381,948
Stock-based compensation						842,374		842,374
Net loss for the year ended December 31, 2006							(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996				14,537,798	(9,875,032)	4,696,762	—
Offering costs						(382,124)		(382,124)
Warrants issued for equity placement services						169,249		169,249
Issuance of common stock	1,370,000	1,370				1,368,630		1,370,000
Warrants exercised	3,000	3				2,997		3,000
Stock-based compensation						427,496		427,496
Net loss for the quarter ended December 31, 2007							(6,071,983)	(6,071,983)

Continued

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Continued)

(Unaudited)

			Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
	Common Stock		Issued		Subscribed Amount
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	35,369,495	$35,369	—	$—		$16,124,046	$(15,947,015)	$212,400	—
Issuance of Preferred Stock			3,550,010	3,550		4,546,450		4,550,000
Warrants issued and beneficial conversion feature						910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041				593,358		596,399
Stock-based compensation						734,867		734,867
Deemed Dividend						1,581,627	(1,581,627)	—
Net loss for the year ended Dec 31, 2008							(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			30			3,000,000		3,000,000
Preferred Stock Subscription
Issuance of Common Stock
From sale of shares	2,517,394	2,517				1,222,483		1,225,000
For services	928,140	928				748,654		749,582
From conversion of preferred stock	1,400,000	1,400	(350,000)	(350)		(1,050)
From conversion of debt	2,000,000	2,000				498,000		500,000
From exercise of warrants	3,775,508	3,776				90,455		94,231
Stock-based compensation	—					344,551		344,551
Warrants issued for services	—					281,416		281,416
Options issued for services	—					106,058		106,058
Deemed Dividend	—					2,480,000	(2,480,000)	—
Cumulative effect adjustment - changes in fair value of warrants							(301,413)	(301,413)
Equity placement shares						(250,000)	—	(250,000)
Reclassification of warrants to liabilities						(303,628)		(303,628)
Net loss for the nine months ended September 30, 2009							(7,480,641)	(7,480,641)

Balance at September 30, 2009	49,031,717	$49,031	3,200,040	$3,200	$—	$32,708,250	$(34,362,020)	$(1,601,539)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Inception (August 2001) through September 30, 2009
	2009	2008
Net loss	$(7,480,641)	$(4,812,911)	$(30,300,393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	128,747	120,640	581,219
Accretion of discount on Notes Payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash warrants for equity placement services	281,416	—	503,493
Non-cash compensation expense	450,609	673,620	2,349,287
Common stock issued for services	749,582	112,163	2,807,841
Amortization of Discount on Convertible Notes	67,227	557,480	2,197,719
Change in market value of warrants	1,647,521	—	347,317
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(43,034)	—	(126,168)
(Increase) decrease in inventory	(38,403)	(104,947)	(455,746)
(Increase) decrease in prepaid assets	(77,845)	13,667	(153,273)
(Increase) decrease in deposits and other assets	(351)	—	(22,537)
Increase (decrease) in accounts payable	366,899	353,795	831,933
Increase (decrease) in accrued liabilities	381,272	66,548	872,260
Increase (decrease) in related party payables	20,265	(231,562)	293,134

Net cash used in operating activities	(3,546,736)	(3,460,580)	(19,310,705)

Investing activities
Purchases of property and equipment	(650,283)	(111,557)	(1,543,851)
Payments for patent licenses and trademarks	(117,504)	(29,041)	(939,482)

Net cash used in investing activities	(767,787)	(140,598)	(2,483,333)

Financing activities
Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	1,319,231	—	13,074,180
Proceeds from issuance of preferred stock	3,000,000	3,550,000	7,550,000
Proceeds for issuance of convertible debt and advances	—	1,605,000	3,459,552
Payment of promissory notes	—	—	(2,202,856)
Payment of loan payable	—	(525,000)	(625,000)
Payment of offering costs	—	—	(1,760,308)

Net cash provided by financing activities	4,319,231	4,630,000	22,180,568

Net (decrease) increase in cash	4,708	1,028,822	386,530
Cash and cash equivalents, beginning of period	381,822	165,344	—

Cash and cash equivalents, end of period	$386,530	$1,194,166	$386,530

Supplemental disclosures of cash flow information:
Cash paid for interest	$88,327	$—	$333,049

Cash paid for income taxes	$3,265	$—	$7,400

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Deemed dividend on preferred stock	$2,480,000	$525,106	$3,061,627

Accrual of equity placement costs	$250,000	$—	$250,000

Conversion of debt to common stock	$500,000	$—	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discounts on convertible debt from warrants	$—	$—	$269,632

Cumulative effect adjustment - warranty to purchase common stock	$301,413	$—	$405,313

Conversion of preferred stock	$1,400	$—	$600

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

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

On July 1, 2006, Lifeline entered into an agreement among Lifeline, ISC California and the holders of membership units and warrants. Pursuant to the terms of the agreement, all the membership units in Lifeline were exchanged for 20,000,000 shares of ISC California Common Stock and for ISC California’s assumption of Lifeline’s obligations under the warrants. Lifeline became a wholly-owned subsidiary of ISC California.

On June 4, 2009, the Company formed a new entity “Lifeline Skincare, Inc.” This new entity was developed to manufacture and distribute skincare products.

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

Basis of Presentation

International Stem Cell Corporation was formed in June 2006. BTHC III, Inc. was a shell company that had no operations and no net assets. For accounting purposes the acquisition has been treated as a recapitalization of BTHC III with ISC California as the accounting acquirer (reverse acquisition). The historical statements prior to June 2006 are those of Lifeline Cell Technology, the wholly-owned subsidiary of ISC California.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

FASB Accounting Standards Codification

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure consistent reporting of its financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. For further discussion of the Codification see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) elsewhere in this report.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are accounted for using the First in First out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and adjusted accordingly.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $939,482 and $787,176 at September 30, 2009 and 2008, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $42,695 and $26,733, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at September 30, 2009. See Note 4 for a discussion on the Company’s patent licenses.

Product Sales

In accordance with the provisions of ASC Topic 605, Revenue Recognition, revenue from product sales is recognized at the time of shipment to the customer provided all other revenue recognition criteria have been met. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made.

Revenue Arrangements with Multiple Deliverables

The Company sometimes enters into revenue arrangements that contain multiple deliverables which is also covered by the provisions of ASC Topic 605, Revenue Recognition. This issue addresses the timing and method of revenue recognition for revenue arrangements that include the delivery of more than one product or service. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

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

Registration Payment Arrangements

The provisions of ASC Topic 825-20, Financial Instruments – Registration Payment Arrangements, requires that companies separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The table below sets forth a summary of the fair values of the Company’s warrants as of September 30, 2009.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$2,252,562	$—	$—	$2,252,562

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature. In accordance with the provisions of ASC Topic 815, Derivatives and Hedge Accounting, we calculated the fair value of warrants using the Black Scholes option pricing model and the assumptions used are described above.

On June 30, 2009, in connection with the Company’s adoption of the provisions of ASC Topic 815, Derivatives and Hedge Accounting, the Company reclassed the fair value of 3,100,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption to a derivative liability. These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. To recognize the fair value of such warrants on January 1, 2009 we reclassified from additional paid-in capital of $303,628, and a cumulative effect adjustment to Accumulated deficit of $301,413 to a long-term warrant liability of $605,041. For the nine months ended September 30, 2009, we recorded a decrease in market value of $408,256. The fair value of the outstanding warrants to purchase common stock as of September 30, 2009 was $2,252,562.

Recent Accounting Pronouncements

In June 2009, the FASB established the “FASB Accounting Standards Codification” (codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for the Company this period ended September 30, 2009 and references to pre-codification statements have been removed or replaced in the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” which has not been added to the Codification. It establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of ASC Topic 810 (Consolidation) as it pertains to FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which has not been added to the Codification. It is an amendment of ASC Topics 310 (Receivables), 405 (Liabilities), 470 (Debt), 740 (Income Taxes) and 810 (Consolidation) as they pertain SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. This statement is effective for the Company beginning January 1, 2010 and is expected to have no material impact on the consolidated financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. It includes amendments to Topic 470, Debt, (Subtopic 470-20), and Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 are effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 are effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 are not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-14, Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements. It changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-14 are not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) - Mutliple-Deliverable Revenue Arrangements. It addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-13 are not expected to have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). It amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-12 are not expected to have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB published Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. It clarifies that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one of several acceptable valuation techniques. ASU 2009-05 also clarifies (i) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating the existence of a restriction that prevents the transfer of the liability, and (ii) that both a “quoted price in an active market for the identical liability at the measurement date” and the “quoted price for the identical liability when traded as an asset in a active market when no adjustments to the quoted price of the asset are required” are Level 1 fair value measurements. ASU 2009-05 is effective in the fourth quarter of 2009. The Company has not yet determined the impact of the adoption of ASU 2009-05 on its financial statements.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2009, operating loss carryforwards of approximately $23,938,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,000. The increase in carryforwards for the nine months ended September 30, 2009 is approximately $8,664,000.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At September 30, 2009 and December 31, 2008, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $44,683 and $131,822, respectively. Excess funds are invested in government securities only.

Income (Loss) Per Common Share

The provisions of ASC Topic 260, Earnings Per Share, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2009, there were approximately 14,177,820 warrants, 3,866,928 vested stock options and 3,004,172 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III.

Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and nine months ended September 30, 2009 and 2008 or the period from inception through September 30, 2009.

2. Inventory

Inventories are accounted for using the First in First out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	September 30, 2009	December 31, 2008
Raw materials	$107,404	$50,529
Work in process	179,656	170,714
Finished goods	168,686	196,100

	$455,746	$417,343

3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2009	December 31, 2008
Machinery and equipment	$1,265,250	$328,002
Computer equipment	88,012	173,641
Office equipment	72,733	61,956
Leasehold improvements	117,857	329,970

	1,543,852	893,569
Accumulated depreciation and amortization	(353,751)	(267,699)

	$1,190,101	$625,870

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

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	September 30, 2009	December 31, 2008
Management fee	$284,912	$264,648
Loan payable, net of debt discount of $8,221 in 2008	164,505	156,283

Related party payables	$449,417	$420,931

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

6. Convertible Debt and Advances

Convertible debt

On May 14, 2008, to obtain funding for working capital, the Company entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $850,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants. The note was for $1,000,000 (and was issued with a 15% original issue discount) and was originally due and payable on or before January 31, 2009. The note was convertible into shares of common stock of the Company at the rate of $0.50 per share. The note was guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications. Warrants were issued which permit the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.25 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

Pursuant to an extension agreement designed to allow its lender additional time in which to elect to convert the remaining balance of the Company’s bridge financing, thus reducing the Company’s need for future capital, on February 5, 2009, the Company and Gemini Master Fund Ltd. extended the due date for the remaining $400,000 balance of the Promissory Note previously issued to Gemini Master Fund Ltd. from its original due date of January 31, 2009 to a new due date of April 5, 2009. The Company has deposited the remaining balance of the note in an interest bearing escrow account, which will be released to the lender on April 5, 2009 if the note balance is not converted to common stock of the Company; and the principal amount of the note that is converted to common stock will be released to the Company. The Company re-paid $500,000 of the original $1,000,000 note prior to its due date and tendered the remaining balance prior to entering into this extension. Gemini Master Fund Ltd. converted all of the $500,000 of the note into common stock as of September 30, 2009. Gemini Master Fund Ltd. has released all liens against the Company’s assets.

In accordance with ASC Topic 505, Equity, the Company allocated the $850,000 proceeds according to the value of the convertible note and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3.22%, volatility rate of 59.5%, term of five years, and exercise price of $0.25.

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

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of September 30, 2009, no revenues were realized from this agreement.

	September 30, 2009	December 31, 2008
Gemini Capital, net of debt discount of $59,006 in 2008	$—	$440,994
Bio Time, Inc	250,000	250,000

	$250,000	$690,994

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

In November and December of 2006, ISC California issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds after commissions and expenses of $8,334,515, net of cash expenses totaling $1,547,433. In addition, ISC California issued 555,552 shares of common stock for $500,000. The holders of the shares are entitled to the following registration rights with respect to the shares: (1) the Company must file a registration statement for the resale of the shares within 60 days from final closing date of February 13, 2007; (2) the registration statement must be declared effective by the SEC no later than 150 days from the final closing date of February 13, 2007; (3) the Company must reply to SEC staff comments within 30 days of receipt; and (4) the Company must maintain the effectiveness of the registration statement for 12 months from the final closing date of February 13, 2007. The first day after failing to perform any of the above is known as the first determination date. The Company is required to deliver penalty shares equal to 1% of the original number of shares entitled to such registration rights, 30 days after the first determination date, and additional shares equal to 1% of the original number of shares entitled to such registration rights each week thereafter, not to exceed 10% except with respect to replying to SEC staff comments within 30 days, which shall not exceed 20%. The Company filed its registration statement on Form SB-2 within 60 days from the final closing and believes the effects of the above penalties are remote. The Company periodically reviews its obligations and corresponding penalties under the provisions of ASC Topic 825-20, Financial Instruments – Registration Payment Arrangements which states that entities should recognize and measure the contingent obligation to transfer consideration under a registration payment arrangement using the guidance in ASC Topic 450-20, Contingencies – Loss Contingencies,, instead of requiring that a liability be recognized and measured at fair value at inception.

In December 2006, the Company issued 1,350,000 shares of common stock, 350,000 of such shares in consideration for legal consulting services relating to the reverse merger and 1,000,000 shares in consideration for a contract to provide investor relations services which commenced September 1, 2006 for a period of one year.

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each.

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

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

On July 30, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with a total of two accredited investors for the sale of a total of 150,000 Series B Units. The total purchase price received by the Company was $150,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants will be exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

In accordance with the provisions of Topic 505, Equity, the Company allocated the proceeds of the Series A and B preferred stock according to the value of the convertible preferred stock and the warrants based on their relative fair values. Fair value of the warrants for Series A and Series B were determined using the Black-Scholes valuation model using risk-free interest rates of 3% and 3.37%, volatility rate of 65.0% and 57.9%, term of five years, and exercise price of $0.50.

In connection with the Series A and B rounds of financing, each investor received a warrant to purchase up to a number of shares of common stock for $1.00. Subsequently, the exercise price for those warrants was adjusted down to $0.25 per share. The following assumptions were used to calculate the fair value of the warrants using the Black-Scholes option pricing model.

June 30, 2009
Expected life (years)	4.0
Expected volatility	67.27%
Risk-free interest rate	1.3%
Expected dividend yield	0.0%

During the nine months ended September 30, 2009, no Series A or B warrants were exercised and as of September 30, 2009, had outstanding warrants to purchase an aggregate of 3,100,000 shares of common stock.

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

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for three million dollars ($3,000,000) up to three million (3,000,000) shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred has an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the Common Stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. 700,000 shares of Series C preferred stock were sold August 20, 2008, and 1,300,000 shares of Series C preferred stock were sold September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. The beneficial conversion feature from the Series A, Series B and Series C preferred stock are recognized as deemed dividend totaling $1,581,627.

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, International Stem Cell Corporation (the “Company”) entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to five million dollars ($5,000,000) up to fifty (50) shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) subject to determination by the Investors that there has been no material adverse event with respect to the Company, 10 shares were sold on February 5, 2009; and (3) at the Investors’ sole discretion 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. If the Investors decide not to purchase shares in any of the later three discretionary tranches, then their rights to purchase shares in future tranches shall terminate. As of December 31, 2008, the Company received $1 million from the Series D financing and issued 10 shares of Series D Preferred Stock.

During the nine months ended September 30, 2009, the Company raised a total of $3,000,000 in the Series D Preferred Stock round and was recorded as a Preferred Stock. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000.

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

During the quarter ended September 30, 2009, the Company issued a total of 3,510,206 shares of common stock which related to warrants originally issued to Brookstreet and to Gemini Master Fund, Ltd. Brookstreet converted a total of 612,267 warrants into 484,675 shares of common stock at an average cashless conversion price of $0.95 per share. Gemini Master Fund, Ltd., converted 4,000,000 warrants into 3,025,531 share of common stock at an average cashless conversion price of $0.78 per share. Series A warrants were converted into 800,000 shares of common stock at $0.25 per share.

The number of warrants converted into common stock by Brookstreet was 484,675 for the completion of the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each.

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The deal is structured where by the Company may draw down funds as needed, but has no obligations to make draws or use these funds if not needed. As funds are drawn down, the Company will issue Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock will not be convertible into common stock and may be redeemed by the Company after one year. Each issue of Preferred Stock will be accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the company’s common stock on the day prior to the date the company gives notice of its election to draw funds. The total exercise value of warrants issued will equal 135% of the drawdown amount. Dividends on the Preferred Stock are payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed an S-1 on July 31, 2009, which was declared effective on September 30, 2009. The Investment will be used to fund operations and working capital needs of the company and expand its scientific research.

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

As of September 30, 2009, we did not draw down on any funds and did not issue any stock under the S-1 filed above.

8. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2009, operating loss carryforwards of approximately $23,938,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,000. The increase in carryforwards for the nine months ended September 30, 2009 is approximately $8,664,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the nine months ended September 30, 2009 and year ended December 31, 2008 as follows:

	September 30, 2009	December 31, 2008
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	September 30, 2009	December 31, 2008
Deferred tax assets (liabilities)
Net operating loss carryforwards	$8,664,135	$4,531,000
Accrued expenses	862,759	231,490
Research and Development tax credit (Fed and St.)	127,255	286,469

Deferred tax assets	9,654,149	5,048,959
Valuation allowance	(9,654,149)	(5,048,959)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	September 30, 2009	December 31, 2008
Current	$0	$0
Deferred	0	0

Total	$0	$0

9. Stock Options and Warrants

The Company has adopted the 2006 Equity Participation Plan (the “Plan”). The options granted under the Plan may be either qualified or non-qualified options. Up to 15,000,000 options may be granted to employees, directors and consultants under the Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation, which requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Life - The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company estimates the expected life of options granted to be 3.75 years.

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the calculation. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate, which was 68% for the quarter ended September 30, 2009, and for the year ended December 31, 2008.

Risk-Free Interest Rate - The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends - The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures - ASC Topic 718, Compensation – Stock Compensation, requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior years as a proxy for forfeitures. Based on the internal analysis, the expected forfeiture rate was determined to be 10.0%.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2009:

	Three Months Ended March 31, 2009	Six Months Ended June 30, 2009	Nine Months Ended September 30, 2009
Risk free interest rate	1.2%	1.37%	1.88%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	68.4%	68.1%	67.27%
Weighted-average expected life of options	3.75 Years	3.50 Years	3.25 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the nine months ended September 30, 2009 and 2008, $344,551 and $580,012 was recognized as stock-based compensation expense, respectively. Unrecognized compensation cost related to stock options as of September 30, 2009 was $955,950 and the weighted-average life of these outstanding stock options is approximately 8.46 years.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of September 30, 2009:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	3,037,500	7.75	$1.00	2,703,300	$1.00
$3.20	200,000	8.00	$3.20	95,200	$3.20
$1.45	300,000	8.08	$1.45	156,000	$1.45
$1.00	170,000	8.50	$1.00	85,200	$1.00
$0.45	1,797,000	8.92	$0.45	610,980	$0.45
$0.39	484,000	9.17	$0.39	125,840	$0.39
$0.22	165,000	9.33	$0.22	33,000	$0.22
$0.49	717,600	9.58	$0.49	57,408	$0.49

	6,871,100			3,866,928

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,887,500	$0.64
Granted	—	—
Exercised	16,400	$0.43
Canceled/forfeited	—	—

Outstanding at September 30, 2009	6,871,100	$0.37

Warrants

During 2008, the Company raised additional capital by issuing Preferred Series A, B C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting their warrants and resulted in a deemed dividend of $336,522. In 2007, Brookstreet Securities Corporation earned 274,000 warrants as compensation for its services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

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

During the second quarter of 2008, the Company entered into an agreement to borrow $1.0 million and as part of this agreement, the Company issued warrants were the holder can purchase up to 2,000,000 shares of common stock from the Company at $0.25 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments, if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. As part of the agreement, the Company will issue warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expire 4 years from date of grant.

10. Commitments and Contingencies

Leases

The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2009, are as follows:

Amount
2009	$47,908
2010	163,133
2011	86,479
2012	—
2013	—

Total	$297,520

11. Subsequent Events

As of the filing date, we have sold 150 shares of Series E Preferred Stock for $1,500,000 and have issued warrants to purchase 2,939,584 of our common stock as of the date of this filing.

Management performed an evaluation of Company activity through November 16, 2009, the date the unaudited condensed consolidated financial statements were issued. The Company concluded that there are no other significant subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion only represents our management’s best present assessment.

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

FASB Codification

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the SFAS or FASB Statements. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this quarterly report on Form 10-Q to reflect the guidance in the Codification.

Results of Operations

Revenues

We are a development stage company and as such have generated nominal revenues. For the three months ended September 30, 2009, our product sales have continued to increase. We recognized $298,661 of product revenue, compared to $142,452 for the three months ended September 30, 2008. Our product revenue continues to increase quarter over quarter due to the collaboration agreements we have in place during 2009 to provide stem cells and reagents to work with stem cells. Also, our sales and marketing teams have implemented new strategies to increase our product revenue which have been successful to date. During the three months ended September 30, 2009, we did not record any license fee revenue compared to $75,000 recognized in 2008.

Product revenue recognized for the nine months ended September 30, 2009, amount to $870,770, compared to $237,087 for the nine months ended September 30, 2008. Our product revenue continued to increase during 2009 compared to 2008, due to the collaboration agreements we have in place during 2009 to provide stem cells and reagents to work with stem cells. Also, our sales and marketing teams have implemented new strategies to increase our product revenue which have been successful to date. During the nine months ended September 30, 2009, we do not record any royalties on license fees compared to $135,000 recognized in 2008.

Cost of sales

Cost of sales for the quarter ended September 30, 2009 were $191,466, compared to $13,296 for the quarter ended September 30, 2008. As our revenues increased so has the cost of manufacturing our products. During the quarter, our cost of manufacturing included some one time costs for manufacturing specialty products.

Cost of sales for the nine months ended September 30, 2009 were $741,807, compared to $90,161 for the nine months ended September 30, 2008. As our revenues increased so has the cost of manufacturing our products. During the nine months ended September 30, 2009, in our cost of sales amount, we recorded an inventory adjustment during the first quarter of approximately $181,500. The inventory adjustment related to a physical inventory and revaluation of inventory costs. We do not anticipate significant inventory adjustments to recur in the future, but we do anticipate some inventory adjustments to occur during 2009 based on our normal manufacturing operations. Excluding the inventory adjustment, cost of sales for the nine months ended September 30, 2009 were $560,307, or 64% of sales, compared to $90,161, or 38% of sales for the nine months ended September 30, 2008. As we refine our manufacturing processes, and our volume continues to increase, we anticipate our cost of sales as a percentage of sales to decrease.

General and Administrative Expenses

General and administrative expenses were $1,479,349 for the three months ended September 30, 2009, an increase of $810,672 or 121%, compared to $668,677 for the three months ended September 30, 2008. The primary reason for the increase relates to the additional headcount, additional legal and accounting expense relating to our fund raising efforts and other general corporate.

General and administrative expenses for the nine months ended September 30, 2009 were $3,856,728, an increase of $1,302,704, or 51%, compared to $2,554,024 for the same period ended September 30, 2008. The reason for this increase primarily relates to the issuance of common stock and warrants and the recording of stock-based compensation for services rendered for general corporate purposes, as well as additional headcount, additional legal and accounting expense relating to our fund raising efforts and other general corporate. Although general and administrative expenses increased for the year, other general and administrative expenses have decreased as a result of the Company’s overall cost cutting measures put into place at the end of 2008. The Company has made efforts to reduce expenses in salaries, consultants and other administrative expenses. We continue to incur general and administrative expenses related to the development of our support staff and other corporate services needed to develop our business and general corporate expenses related to being a public company.

Research and Development

Research and development expenses were $560,063 for the three months ended September 30, 2009, an increase of $115,099, or 26%, compared to $444,964 for the three months ended September 30, 2008. During the quarter we have incurred additional expenses related to additional research scientists and increased research activities. During the three months ended September 30, 2009, the increase in research and development costs is primarily due to onetime relocation costs of our research facility in Russia to Oceanside as well as increased research activities conducted during the third quarter.

Research and development expenses for the nine months ended September 30, 2009 were $1,632,113 a decrease of $63,814, or 4%, compared to $1,695,927 for the nine months ended September 30, 2008. During the first nine months of the year, in an effort to manage our cash position, we continued to review all research and development expenses for cost savings opportunities. During this time we have decreased our research and development costs primarily due to a decrease in research being conducted at our Russian Lab and reduced expenses related to our research consultants, as well as our reduced research efforts and expenses on certain collaboration activities. We gained efficiencies in our laboratory activities and streamlined our production activities to reduce costs for our labs located in Oceanside, California and Walkersville, Maryland.

Research and development expenses are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense

Marketing expenses were $126,046 for the three months ended September 30, 2009, an increase of $78,143, or 163%, compared to $47,903, for the three months ended September 30, 2008. During 2009, we increased our marketing efforts in marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals. Our primary marketing expenses for the three months ended September 30, 2009, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

Marketing expenses for the nine months ended September 30, 2009 were $389,566, an increase of $113,669, or 41% compared to $275,897, for the nine months ended September 30, 2008. During 2009, in an effort to increase sales, we continued our marketing strategies and expenses related to our marketing consultants, trade shows and advertising. We are still in the process of developing our marketing and sales strategies, as well as, our marketing infrastructure to support our sales team and our sales goals. Our primary marketing expenses for the nine months ended September 30, 2009, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

Liquidity and Capital Resources

At September 30, 2009, we had an increase in cash of $4,708 for the nine months ended September 30, 2009, resulting from $4,319,231 million of cash provided by our financing activities, $3,546,736 million cash used in operating activities and $767,787 used in investment activities. The funds generated from financing activities during the first two quarters of 2009 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $3,546,736 for the nine months ended September 30, 2009 was primarily attributable to a net loss of $7,480,641. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $128,747, amortization of discounts of $67,227, non-cash expense of $450,609, non-cash warrants for equity placement services of $281,416, change in market value of warrants of $1,647,521, stock issued for services of $749,582, an increase in accounts receivable of $43,034, an increase in inventory of $38,403, an increase in prepaid assets of $77,845, an increase in deposits and other assets of $351, an increase in accounts payable of $366,899, an increase in accrued expenses of $381,272, and an increase in related party payables of $20,265, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $767,787 for the nine months ended September 30, 2009 was primarily attributable to purchases of property and equipment of $650,283 consisting primarily of laboratory equipment for use in a variety of research projects and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $117,504 for the nine months ended September 30, 2009.

Financing Cash Flows

Net cash provided by financing activities of $4,319,231 for the nine months ended September 30, 2009 was attributable to closing a Series D Preferred Stock financing round totaling $3,000,000. The Series D Preferred financing during the quarter was part of an existing agreement to raise between one million and five million dollars by issuing Series D Preferred Stock. During the quarter we also raised equity by offering common stock at a discount and have raised $1,225,000 during the quarter. $94,231 was raised from exercise of warrants. A total of $4,319,231 had been raised through September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during second quarter, we implemented a new accounting system which allows us to develop better internal controls around issuing purchase orders, processing accounts payable, accounts receivable, inventory, manufacturing and reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item6. Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2009).

4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).

4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).

4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).

4.5	Certificate of designation or rights, preferences, privileges and restrictions of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuers Form 8-K filed on January 17, 2008).

4.6	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.7	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.8	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.9	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.10	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

4.11	Certificate of Designation of Series E Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on July 6, 2009).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: November 15, 2009

	By:	/S/ KENNETH C. ALDRICH
	Name:	Kenneth C. Aldrich
	Title:	Chief Executive Officer

	By:	/S/ RAY WOOD
	Name:	Ray Wood
	Title:	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)