Form 10-K
period 2009-12-31
International Stem Cell CORP
filed 2010-03-23
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $31,345,000 based upon the closing price of the common stock on June 30, 2009 on the OTC Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 3, 2009 there were 62,369,033 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual meeting of Stockholders in 2010 is incorporated by reference into Part III of this Form 10-K.

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

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, market and general economic factors, and the other risks discussed in Item 1A of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

i

PART I

ITEM 1.	BUSINESS

Business Overview

We are a biotechnology company focused on therapeutic, biomedical research and cosmeceutical products.

We have two sets of therapeutic objectives. We are building a bank of clinical-grade human stem cells called the “UniStemCell™ Bank” that are immune-matched to large segments of the population. The second objective is to create an unlimited source of immune-matched human cells for use in the treatment of a set of specific diseases, including corneal, retinal, liver and diabetes through cell transplant therapy. In furtherance of these objectives, we are developing: (i) a new class of pluripotent stem cells that have comparable function but a different derivation process from embryonic stem (“hES”) cells, (ii) techniques to cause those cells to be differentiated into the specific cell types required for transplantation, and (iii) facilities and manufacturing protocols to produce these cells without contamination with animal by-products in compliance with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities. While our stem cell lines are comparable to hES cell lines in that they have the potential to be differentiated into many different cells in the human body, the development of our cell lines creates cells that can be immune-matched to large segments of the population and does not require the use of fertilized eggs or the destruction of any viable human embryos.

Our wholly-owned subsidiary Lifeline Cell Technology (LCT) creates, manufactures and sells research products to culture human cells. Lifeline generates revenue and provides cell manufacturing knowledge and infrastructure to support our long term therapeutic objectives.

Our wholly-owned subsidiary Lifeline Skin Care (LSC) creates cosmetic skin care products derived from our human cell technologies. Our objective is for LSC to develop, manufacture and distribute cosmetic skin care products and generate product revenues to help support our long term therapeutic objectives.

According to the National Institutes of Health, research on stem cells is advancing knowledge about how tissues and organisms develop from a single cell and how healthy cells derived from a single precursor cell may replace damaged cells in adult organisms. This area of science is also leading scientists to investigate the possibility of cell-based therapies to treat disease, which is often referred to as regenerative medicine. Today, donated organs and tissues are often used to replace ailing or destroyed tissue, but the need for transplantable tissues and organs far outweighs the available supply. Stem cells, directed to differentiate into specific cell types, offer the possibility of a renewable source of replacement cells and tissues to treat a wide range of diseases.

Pluripotent stem cells are undifferentiated primary cells with potential to become any tissue or cell of the body. However, stem cell therapies have technical, ethical and legal hurdles to overcome before they may be used for tissue, cell or organ repair. To realize the promise of cell-based therapies for disease treatment, scientists must be able to manipulate stem cells so that they possess the necessary characteristics for successful differentiation, transplantation and engraftment. The following list illustrates some of the major steps scientists must learn to control precisely in order for successful cell-based treatments to be put to successful clinical use. For transplant purposes, stem cells must be reproducibly made to:

•	proliferate extensively and generate sufficient quantities of stem cells;

•	differentiate into the desired cell type(s) and generate sufficient quantities of those cell types;

•	survive in the recipient after transplant;

•	integrate into the surrounding tissue after transplant;

•	function appropriately;

•	avoid harming the recipient;

•	avoid or reduce the problem of immune rejection; and

•	be an economic method of treating disease.

We believe that the market for our products will be substantial given the current limited supply of human cells required to make transplants possible, the need for cells that will not be rejected, and the need for cells produced without contamination by animal by-products and the need for an economical solution to providing cells for transplant. Addressing these core issues will provide an excellent opportunity for the commercialization of our products.

During 2007 and 2008, ISCO published two seminal works in the peer reviewed journal “Cloning and Stem Cells” that announced and described the first intentional creation of human parthenogenetic stem cells. These papers form the basis of ISCO’s technology and its intellectual property. The importance of this work is best described in the following quote by Professor Sir Ian Wilmut, Director of the MRC Centre for Regenerative Medicine at the University of Edinburgh and best known as the leader of the research group that in 1996 first cloned a Dolly the sheep from an adult somatic cell, “This study has used a novel approach to producing cells that may one day be used to treat large numbers of patients. While there is a great deal of discussion about the possibility of producing stem cells for each patient this approach to therapy is unrealistic because of the enormous costs involved. Rather it is likely that treatment of large numbers of patients by cell therapy will only be possible if methods are found using any one cell line to treat very large numbers of patients. This very exciting paper represents a significant step forward towards the use of such cells in cell therapy,” Sir Wilmut went on to note, “Immune reaction is one of the most serious problems facing the development of stem cell therapy, and cell lines of this type may enable us to treat a large number of patients without immune rejection, offering an enormous practical advantage. Further research is required to confirm that the cells produced in this way are able to replace cells that have been lost in human degenerative disease.”

In addition to therapeutic cell transplantation efforts, we are engaged in development, production and sale of specialty research products. These are cell systems, media and reagents for use in stem cell and other medical research by academic institutions, government entities and commercial research companies. The sale of these research and skin care products are expected to provide us with revenue to support a portion of the development of therapeutic products.

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

On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. As a result of this transaction, ISC California became wholly-owned by us. This transaction was accounted for as a reverse merger for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California and its subsidiary. On January 29, 2007, we changed our name to International Stem Cell Corporation and in connection therewith our trading symbol changed to ISCO.OB.

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

Lifeline Skin Care, LLC (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary ISC California. SkinCare creates cosmetic skin care products derived from our human cell technologies and will develop, manufacture and distribute cosmeceutical products.

Frequently Asked Questions

What are Stem Cells?

Cells are the basic living units that make up humans, animals, plants and other organisms. Stem cells have two important characteristics that distinguish them from other types of cells. First, they can renew themselves for long periods of time. Second, they are unspecialized and under certain conditions can be induced to become cells with special functions such as metabolically active cells of the liver or transparent and protective cells of the eye. Until recently, scientists have worked with two major kinds of stem cells, embryonic stem cells and adult stem cells that each has different functions and characteristics. We have developed a third category of stem cells named parthenogenetic stem cells (also sometimes called parthenogenic stem cells) that promise to have significant therapeutic advantages relative to these other classes.

What are Pluripotent Stem Cells?

Pluripotent stem cells are able to be differentiated or developed into virtually any other cell made in an organism. Both embryonic and parthenogenetic stem cells are pluripotent. Some scientists are exploring manipulation of adult stem cells in to a potentially pluripotent stage. The class of stem cells is called induced pluripotent stem cells.

What are Embryonic Stem Cells?

Embryonic stem cells are derived from embryos at an early stage, typically when they are in a structure of a small number of cells called the blastocyst. Embryonic stem cells are purified and expanded in a laboratory cell culture process. Once cell lines are established, batches of them can be frozen and shipped to other laboratories for further culture and experimentation.

What are Adult Stem Cells?

An adult stem cell is an undifferentiated cell found among differentiated cells in a tissue or organ. An adult stem cell can renew itself (generally to a lesser degree than can embryonic or parthenogenetic stem cells) and differentiate to a limited number of specialized cell types. These cells can be isolated from different tissues such as the bone marrow, fat tissue, and umbilical cord blood.

Why are Embryonic Stem Cells Important?

Human embryonic stem cells are able to differentiate into virtually any other cell in the body and to reproduce themselves almost indefinitely. In theory, if stem cells can be grown and their development directed in culture, it would be possible to grow cells for the treatment of specific diseases.

An early potential application of human embryonic stem cell technology may be in drug screening and toxicology testing.

The study of human development may also benefit from embryonic stem cell research in that understanding the events that occur at the first stages of development has potential clinical significance for preventing or treating birth defects, infertility and pregnancy loss. The earliest stages of human development have been difficult or impossible to study. Human embryonic stem cells offer insights into developmental events that cannot be studied directly in humans or fully understood through the use of animal models.

What are Parthenogenetic Stem Cells and how are they different?

Parthenogenetic stem cells are pluripotent stem cells created from unfertilized human eggs through a process called “parthenogenesis”. Parthenogenesis requires that an unfertilized human egg be “activated” by chemical or physical means. Activation results in a non-viable “parthenogenic embryo” from which pluripotent parthenogenetic stem cell lines can be derived. The cells and cell lines used by International Stem Cell Corporation are differentiated cells derived from those lines. Our research is based on perfecting proprietary techniques for deriving stem cells through parthenogenesis that result in stem cell lines that have the same capacity to become all cells found in the human body (as with embryonic stem cells) yet do not require use or destruction of a viable human embryo. Furthermore, parthenogenetic stem cells can be produced in a simplified (“homozygous”) form that enables each line to be an immunological match for millions of people,

From the parthenogenetic stem cell lines we have created, we will conduct research to develop specialized cells (such as liver, pancreatic, corneal and retinal cells) needed for transplantation. We do not obtain stem cells from fetal tissue nor does our technology require the use of discarded frozen human embryos. We do not anticipate using such sources of stem cells in the future.

Why Not Use Stem Cells Derived from Adults?

There are several approaches now in human clinical trials that utilize adult stem cells. However, these cells have limited availability and limited ability to proliferate in culture. Therefore, obtaining clinically significant amounts of adult stem cells may prove to be difficult.

What is Therapeutic Cloning?

Cloning is the natural process of cell division to make exact copies of a cell. Cloning to make cells for medical use is called “therapeutic cloning.” Therapeutic cloning is different from cloning an entire animal, which is called “reproductive cloning.” Therapeutic cloning never creates a complete human being or animal, it solely creates tissues or cells needed for medical use. We work only in the field of therapeutic cloning.

Why is Stem Cell Research Controversial?

The sources of some types of stem cells cause social and religious controversy. For example, some scientists obtain stem cells from aborted fetal tissue, causing opposition from those opposed to abortion. Another controversial source of stem cells is residual frozen human embryos (from fertilized human eggs) that remain after vitro fertilization procedures and are used to create embryonic stem cell lines.

Is Stem Cell Research Banned in the US?

Embryonic stem cell research, in general, is not banned in the US. Work by private organizations is not restricted except by the restrictions applicable to all human research. In addition, Proposition 71 in California, which voters approved in November 2004, specifically allows state funds to be used for stem cell research.

Why Not Use the Currently “Approved” Embryonic Stem Cells Lines?

Many of the previously approved human embryonic stem cell lines were produced using methods that exposed them to animal protein and animal cells, which may make them unsuitable for human therapeutic purposes and restrict their utility even for research into human disease. We have developed technologies to create human embryonic stem cell lines that will be free of non-human materials.

In addition, most if not all, human embryonic stem cell lines in research now have complex (“heterozygous”) immune compositions that are likely to cause the differentiated cells to be rejected by most patients.

Why Not use Adult Cells Reprogrammed to become Pluripotent Cells?

Induced pluripotent cells (“iPSs”) benefit from not being derived from human embryos but may face a number of other limitations such as short life span, poor stability, uncertainty as to which genes are turned on and off, etc. Furthermore, like embryonic stem cells, iPSs have complex (“heterozygous”) immune compositions that are likely to cause the differentiated cells to be rejected by most patients.

Ethical Issues

The use of embryonic stem cells derived from fertilized human eggs has created an ethical debate in the US and around the world. However, since no fertilized human eggs are used in creating our cells and no human embryo is being created, used or destroyed, we expect that our parthenogenetic cells will resolve many of the current ethical controversies that surround traditional embryonic stem cell research.

We also have licensed worldwide rights to use a technology known as Somatic Cell Nuclear Transfer (“SCNT”) to create human stem cells. The President’s Council on Bioethics, as reported in the publication “Reproduction and Responsibility—The Regulation of New Biotechnologies 2004”, has agreed on a series of recommendations for the use of such technology. Countries such as the United Kingdom have made similar recommendations. Although we have chosen for now to pursue our parthenogenesis technology rather than SCNT, we have implemented the relevant recommendations into our research practices and will continue to adhere to internationally accepted standards regarding the use of this technology.

Our Technology

With the assistance of our scientific founder, Elena Revazova, MD, PhD, we have developed a proprietary parthenogenesis process for the creation of a new class of stem cells that have shown to exhibit the pluripotency and proliferative benefits of embryonic stem cells yet avoid the use or destruction of fertilized human eggs (“oocytes”) or embryos. Furthermore, since parthenogenetic stem cells can be created with immunogenetically identical (“homozygous”) chromosome pairs, each line has potential to be an immune match for millions of patients. At least in theory, if such cells were to be differentiated into functional mature cells and stored in cell banks, they would be universally applicable for on-demand use across a wide range of medical conditions.

International Stem Cell Corporation holds licenses to two other technologies to create human pluripotent stem cells. These are SCNT technology (as mentioned previously) and a technology to create induced pluripotent stem cells (“iPS”). Each of these technologies have unique cell therapy applications, however, they are not currently within our primary areas of focus.

Our Facilities

We are building the capacity to manufacture human cells for use in pre-clinical and clinical trials and ultimately for therapeutic use through the development of our cGMP (current Good Manufacturing Practices) manufacturing laboratories in Oceanside CA. These laboratories are unique and specifically designed for the derivation of clinical-grade parthenogenetic stem cell lines for our stem cell bank and their differentiated derivatives for future clinical trials. We have retained the services of regulatory consultants and utilized the in-house expertise of our Lifeline Cell Technology staff to design and build these laboratories.

Our Products

Research Products

International Stem Cell Corporation’s Lifeline subsidiary produces and sells over 75 cell culture products and is continuously adding more products to its line. These human cell-based products are used by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. These products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. Many Lifeline products contain low amounts of animal products (or eliminate them altogether), allowing researchers to have better control of their experiments.

When stem cell researchers seek to develop a therapeutic from either human pluripotent stem cells or adult stem cells, they seek to change (“differentiate”) the cells to assume the functionality needed for a particular therapy. The challenge is to discover the proper set of culture conditions and reagents (combinations of proteins, salts, temperatures and other environmental factors) to facilitate the change and make it permanent. The resulting cells also need culture “media” (the liquid that cells are grown in) to grow and expand into therapeutic volumes. Lifeline is developing specific stem cell products to address the emerging market for human stem cell products.

Sample Lifeline products include:

•

Human fibroblast cells (the cells in skin that heal wounds) and specialized medium (Fibrolife®), available as a serum-free or low serum formats for use to grow human embryonic stem cells (eliminates contamination from mouse cells) and to conduct wound-healing studies.

•	Human endothelial cells (from blood vessels such as the aorta) and two types of low serum human endothelial media (VascuLife®), used by researchers to study cardiovascular disease and cancer.

•	Human epidermal keratinocyte cells (skin cells) and specialized medium (DermaLife®) for use as a model to study skin disease, toxicology or basic cell biology.

•

Human epidermal melanocytes (cells that produce skin pigment) and specialized medium (DermaLife-M), used by researchers to study skin disease including cancer and to test consumer products such as those for sun protection.

•	Line of neural stem cells with the ability to produce neurons that can survive in low-oxygen and low glucose conditions, a product useful for the discovery of drugs for the treatment of stroke.

•	Two types of media for the culture of the adult neural cells, NeuralLifeTM ags NSC expansion medium kit and NeuralLifeTM ags NSC differentiation medium kit.

•	Human prostate cells and specialized medium (ProstaLife™) to study prostate disease including cancer.

•	Human renal and bladder cells and associated media (RenaLife™) to study renal and bladder diseases.

•	An assortment of many other cell culture reagents and supplements for the growth of human cells.

Products such as these are not only sold to third parties, they are essential to the development of our own therapeutic products. The manufacture and sale of research products to other researchers and businesses provides revenue, manufacturing expertise and sometimes gives us opportunities to preview stem cell work being conducted throughout the world. If one of our research products are adopted by a successful producer of therapeutic cells, we may become a supplier to the much larger therapeutic market. This latter is based on the fact that once regulatory product submissions are made to the FDA and similar authorities, the media and reagents used during development cannot be changed easily after approval and at commercial scale.

Our human cell products consist of standardized living cells, including fully functional adult cells and (non-embryonic) stem cell lines. They are provided frozen in vials containing approximately 500,000 cells each, or are plated into flasks. Each cell system is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are followed.

In addition to our proprietary cell system, pursuant to the terms of License Agreements with Advanced Cell Technology, Inc. (“ACTC”), we can manufacture and sell embryonic stem cell products developed by ACTC. Some of the products previously owned by ACTC have been sold to BioTime, Inc. (“BTIM”), and we have rights to distribute those products also under a separate agreement with that company. Under the agreement with BTIM we intend to develop jointly stem cell products for the research market based on the ACTCellerate technology licensed from ACTC.

Lifeline brand products are currently distributed domestically through Lifeline’s direct sales force, in Europe through CellSystems GmbH and in Japan through a recently established contract with Veritas Corporation. In addition, Lifeline manufactures cell culture products under OEM contracts with American Type Culture Collection (ATCC), Millipore Corporation and Invitrogen Corporation.

Therapeutic Products

Using our proprietary human parthenogenetic stem cells, our LifeLine products and embryonic stem cells from third parties, we are creating and exploring a range of cell types that may be useful in therapeutic treatments such as:

•

Corneal-like structures grown to clear hollow spheres with a size of 8-10 mm in diameter and containing tissues and cells similar to those found in normal human corneal tissue. Portions or all of these structures may be suitable for cornea transplantation in humans. Permeability and ocular histology testing has demonstrated compatibility with natural corneas.

•	Contact lenses coated with living human corneal cells for use in corneal wound healing.

•	Retinal pigment epithelial (“RPE”) cells in collaboration with University of California, Irvine. RPE cells may be used to treat degenerative retinal diseases.

•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Earlier-stage research efforts explore islet cells for potential treatment of type 1 diabetes and neural cells for treatment of central nervous system disorders.

•	Pancreas cells (“beta cells from the islet”) that properly produce human insulin and may be useful in the treatment of diabetes.

Each of these product candidates will require extensive preclinical and clinical development at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

Our Markets

Therapeutic Markets

Corneal disease. According to the World Health Organization, 4.9 million people worldwide suffer blindness from corneal scarring and vascularization while ocular trauma and corneal ulcerations affect close to two million people. All corneal blindness diseases may therefore affect close to 10 million people in the world combined.

The back log is particularly bad in Asia where there is tremendous shortage of cadaver-derived corneas for cultural and other reasons. Hence, India has three to four million corneally blind according to Dr. Narinder Mehra, Professor at the All India Institute of Medical Sciences (“AIIMS”). According to the Fred Hollow foundation, around 1.5 million Chinese are corneally blind and the Japan Organ Transplant Network has reported that, during a recent 10-year period, only 16,000 transplantations were performed in Japan. In contrast, according to the 2008 Eye Banking Statistical Report, in the US 98,864 donor corneas were collected whereas 52,487 cornea transplantations were performed in 2008.

Retinal diseases. Diseases involving retinal degeneration include age-related macular degeneration (“AMD”) and retinitis pigmentosa (“RP”). These diseases are characterized by the death of critical photoreceptor cells called rods and cones. Photoreceptor death is due to an abnormality and/or to disruption or death of supportive cells called retinal pigment epithelial (“RPE”) cells. According to a 2004 study on Blindness and Blinding Diseases in the US published by the University of Washington, approximately 13 million Americans have signs of AMD, over 10 million suffer visual loss and over 200,000 are legally blind from the disease. The occurrence of AMD increases with age; According to the same study, due to the aging population and other factors, approximately 6.3 million Americans are projected to develop AMD in 2030 compared to 1.7 million in 1995.

Liver disease. According to the American Liver Foundation, chronic liver disease (including hepatitis C) is the third most common cause of death due to chronic diseases in people 35-64 years of age. In the US, diseases such as cirrhosis and hepatitis were ranked as the 12th leading cause of death in 2000. The only effective treatment currently available for people with liver failure is full or partial organ transplantation. Unfortunately, the demand for organs far exceeds the number of organs available. According to the United Network for Organ Sharing, there are currently over 17,000 persons on the wait list for a liver transplant. Liver cell transplantation has been used in early stage clinical trials to treat patients with liver failure caused by acute or chronic disease and in patients with genetically caused metabolic defects. This therapy has proven to be especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant, as well as an alternative to whole-organ transplantation in specific cases.

Diabetes. The National Institutes of Health estimates that may be as many as 2.5 million people suffering from type 1 diabetes or Insulin Dependent Diabetes Mellitus. Normally islet ß cells in the pancreas produce insulin to promote the uptake of glucose by cells in the body. Degeneration of pancreatic islet cells results in insufficient insulin in the bloodstream hence type 1 diabetes. While diabetics can be treated with insulin injections, this only provides intermittent glucose control. Transplantation of pancreatic islet cells from one person to another has been shown to relieve the suffering and side effects caused by current therapies. However, since each patient needs in the order of 500 million functional islet cells at any one time and the primary source of such cells is donation from other people, islet cell therapy is not practical today.

Research Market

The research market for cell systems is made up of scientists performing basic and applied research in the biological sciences. Basic research involves the study of cell biology and biochemical pathways. Applied research involves drug discovery, vaccine development, clinical research and cell transplantation. The domestic market can be broken into three segments: (i) Academic researchers in universities and privately-funded research organizations; (ii) government institutions such as the National Institutes of Health, the US Army, the US Environmental Protection Agency and others; and (iii) industrial organizations such as pharmaceutical companies and consumer product companies. It is estimated that the combined academic and government markets comprise approximately 40% of the total market and that the industrial segment comprises approximately 60%. We believe the following are the main drivers in the research market for commercial cell systems:

•	The need for experimental human cells that are more predictive of human biology than are non-human cells or genetically modified cell lines or living non-human animals.

•

The desire to lower the cost of drug development in the pharmaceutical industry. We believe that human cell systems may provide a platform for screening toxic drugs early in the development process, thus avoiding late stage failures in clinical trials and reducing costs.

•	The need to eliminate animal products in research reagents that may contaminate future therapeutic products.

•	The need for experimental control. Serum-free defined media provides the benefit of experimental control because there are fewer undefined components.

•	The need for consistency in experiments that can be given by quality controlled products.

•	The need to eliminate in-house formulating of media, obtain human tissue or perform cell isolation.

•	The need to reduce animal testing in the consumer products industry.

Our internal projections for the global market for human cell systems for use in basic research are several hundred million dollars annually with an anticipated growth rate between 10% and 20%.

Intellectual Property

Patents

We have filed patent applications covering our proprietary technology to create stem cells without the use of fertilized eggs or transferred DNA. In addition, we have obtained exclusive worldwide licenses to a portfolio of patents and patent applications from Advanced Cell Technologies, Inc. (“ACTC”).

Our patent portfolio consists of over 30 patent families and over 110 patents and patent applications (when including international filings) in the field of stem cell culture. We also have an exclusive license to the only patent issued by the US Patent & Trademark Office for the creation of hES cells using SCNT for human therapeutic use. Of these, eight are issued patents and a majority of the patents and applications have been filed in the US and in foreign countries through the Patent Corporation Treaty or by direct country filings in those jurisdictions deemed significant to our operations.

We have several internally-generated patents pending. Two of these cover both composition of matter for our parthenogenic stem cell lines and the methods of deriving them. We have also filed patents on unique methods of differentiating parthenogenic stem cells.

The Company has protected its research products and branding through both patents and trademarks. Lifeline has patents pending on its unique packaging for research products. The Company has registered trademarks on its company name, logo and various product names to protect its branding investment.

The patentability of human cells in countries throughout the world reflects widely differing governmental attitudes. In the US, hundreds of patents covering human embryonic stem cells have already been granted, including those on which we rely. In certain countries in Europe, the European Patent Office currently appears to take the position that hES cells themselves are not patentable, while the United Kingdom has decided that some types of hES cells can be patented. As a result, we plan to file internationally wherever feasible and focus our research strategy on cells that best fit the US and United Kingdom Patent Offices’ definitions of patentable cells.

License Agreements

In May 2005, we entered into three exclusive license agreements with ACTC for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. The license agreements give us access to all aspects of ACTC’s human cell patent portfolio as it existed on that date, plus a combination of exclusive and non-exclusive rights to future developments. A significant feature of the licensed technology is that it allows us to isolate and differentiate hES stem cells directly from a “blastocyst.” The hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into islet cells, liver cells, and retinal cells.

Pursuant to the terms of our agreements with ACTC, in exchange for worldwide therapeutic rights to ACTC’s portfolio of patents and patent applications in the fields of diabetes, liver disease and retinal disease, we are required to make a payment of $150,000 in May each year, plus milestone payments linked to the launch of therapeutic products (not research products) ranging from $250,000 at first launch to $1 million upon reaching sales of $10 million, with a maximum of $1.75 million in the aggregate. The agreements also require us to pay royalties on sales and meet minimum research and development requirements. The agreements continue until expiration of the last valid claim within the licensed patent rights. ACTC is required to defend any patent infringement claims. Either party may terminate the agreements for an uncured breach or we may terminate the agreements at any time with 30 days notice.

The agreements with ACTC further provide that any technology either party currently owns, develops or licenses in the future may be licensed on a non-exclusive basis by the other party for use in specific fields. This arrangement gives us continuing access to future discoveries made or licensed by ACTC in our fields of diabetes, liver disease, retinal disease, plus all research products, and obligates us to provide similar license rights to ACTC in the fields of blood and cardiovascular diseases.

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

Research Agreements

Our scientific founder, Elena Revazova, MD, PhD, has conducted basic research at the Scientific Center for Obstetrics, Gynecology and Perinatology of the Russian Academy of Medical Sciences in Moscow, Russia. Through a research agreement, we have retained all intellectual property rights in the US and other major markets while the Institute has retained such rights in Russia.

During 2007, we entered into sponsored research agreements with the University of California at Irvine (“UCI”) and are in negotiations to develop collaborative research agreements with domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic fields. Dr. Hans Keirstead at UCI is working with our proprietary stem cells on the further development of retinal pigment epithelial cells as well as towards the derivation of photoreceptors to treat macular degeneration and retinitis pigmentosa. We expect that other developing collaborative agreements will focus on the creation of liver cells for the treatment of liver disease, beta cells for the treatment of diabetes and continuing work on our corneal tissues for use in transplantation therapy for corneal-caused vision loss. In addition to the sponsored research agreement with UCI, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

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

Some of our primary competitors in the development of stem cell therapies are Geron Corporation, Genzyme Corporation, StemCell, Inc., ACTC, Aastrom Biosciences, Inc. and ViaCell, Inc., most of which have substantially greater resources and experience than we.

In the field of research products, our primary competitors for stem cells, media and reagents are Lonza, Chemicon, Life Technologies Corp. (formerly Invitrogen Corp.), StemCell Technologies Inc., Millipore, Biotime and Specialty Media.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via American Tissue Culture Collection (“ATCC”), Millipore, Invitrogen and CellSystems Biotechnologies Vertrieb GmbH.

Government Regulation

Regulation by governmental authorities in the US and other countries is a significant factor in development, manufacture and marketing of our proposed therapeutic products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that may be developed by us. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (“IND”) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase 1, clinical trials are conducted with animal tests to establish safety followed with a small number of people to further assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, possible dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1-2 trial. In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

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

Other Regulations

We are also subject to various US federal, state, local and international laws, regulations and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Employees

In addition to our six executive officers, we utilize the services of 29 full-time and 2 part-time staff members.

Item 1A.	RISK FACTORS

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

We need to obtain significant additional capital resources in order to develop products. Our current burn rate is approximately $550,000 per month excluding capital expenditures and we have been funding this through private equity financings, as required. We believe that more formal financing in an amount sufficient to fund operations for a year or more will be required and we intend to seek such financing when the capital markets permit. However, if such financing is not available or available only on terms that are detrimental to the long-term survival of the Company, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2010 and beyond;

•	scientific progress in our research and development programs;

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

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or product development initiatives, any of which could have a material adverse affect on our financial condition or business prospects.

Clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials.

Human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	inability to demonstrate effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

Patents held by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

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

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, we might not be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. We may be required to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

The market for therapeutic stem cell products is highly competitive. We expect that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology and stem cell companies. These companies are developing stem cell-based products and they have significantly greater capital resources and research and development, manufacturing, testing, regulatory compliance, and marketing capabilities. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

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

Federal law no longer restricts the use of federal funds for human embryonic cell research, commonly referred to as hES cell research, however, our operations may be restricted by future legislative or administrative efforts by politicians or groups opposed to the development of hES cell technology or nuclear transfer technology, and such efforts may be extended to include our parthenogenic technology. Further, future legislative or administrative restrictions could, directly or indirectly, delay, limit or prevent the use of hES technology, nuclear transfer technology, the use of human embryonic material, or the sale, manufacture or use of products or services derived from nuclear transfer technology or other hES technology, or be extended to include our parthenogenetic processes.

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

Certain of our licensors’ research has been or is being funded in part by government grants and our research may be so funded in the future. In connection with certain grants, the governmental entity involved retains rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research by reducing total revenues that might otherwise be available since such governmental rights may give the government the right to practice the invention without payment of royalties if we do not comply with applicable requirements.

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

Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. The clinical trials of our prospective products, or those of our licensees or collaborators, may not demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals. Similarly, the testing of such prospective products may not be completed in a timely manner, if at all, or only after significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our prospective products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our prospective products. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment in us.

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

Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products;

•	our ability to create products that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	reimbursement policies of government and third-party payers.

If the healthcare community does not accept our products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and we may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

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

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase stockholder transaction costs to sell those shares.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of five series of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting, and certify the effectiveness of those controls. In the future, these rules will require us to secure an attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process is new for us and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, or our independent registered public accountants are unable to provide an unqualified attestation on such assessment, investor confidence and share value may be negatively impacted.

We do not expect to pay cash dividends in the foreseeable future. We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2011, with a five-year option to renew at our discretion. Our current base rent is $7,630 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The cGMP clean rooms and the associated quality systems provide for ISCO a “pilot manufacturing laboratory” that will be uniquely suited for the creation, culture and differentiation of parthenogenetic stem cells for early stage clinical trials. We believe that this facility is well suited to meet our research, development and pre-clinical and clinical therapeutic production needs but we will need larger cGMP manufacturing laboratories should any one of our therapeutic cells move to larger clinical trials or full-scale therapeutic manufacture.

We have a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expires in March 2011, with a one-year renewal option, which at this time the Company plans to exercise that option. Our current base rent is $6,762 per month. This laboratory is being used to develop and manufacture our research products, as well as for sales and marketing and general administration. The Walkersville facility contains a 3,700 square foot manufacturing laboratory space with two clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store and distribute media products. There is a 500 square foot quality control and cell culture laboratory outfitted with the necessary cell isolation equipment, incubators, microscopes and standard cell culture equipment necessary to isolate and culture cells and conduct quality control tests to produce superior cell culture products.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

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

On March 3, 2010 the last reported sales price of our common stock as reported by the OTC Bulletin Board was $1.55 per share. As of March 3, 2010, we had 62,369,033, shares of common stock outstanding, and approximately 711 holders of record of our common stock, and we had 3,000,243 shares of preferred stock outstanding, and approximately 9 holders of record of our preferred stock, with 3,000,043 shares of preferred stock being convertible into 30,886,800 shares of common stock.

Our common stock started trading on OTC Bulletin Board in December 2006, as we went public through a reverse merger at that time. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC Bulletin Board for each quarter during fiscal years 2008 and 2009, are reported below:

	Market Price
	High	Low
Fiscal Year 2009
First Quarter	$0.85	$0.47
Second Quarter	$1.04	$0.65
Third Quarter	$1.40	$0.40
Fourth Quarter	$0.63	$0.18
Fiscal Year 2008
First Quarter	$1.02	$0.40
Second Quarter	$0.55	$0.32
Third Quarter	$0.41	$0.15
Fourth Quarter	$0.45	$0.14

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

Recent Sales of Unregistered Securities

All sales were previously reported in filings on Forms 10-Q and 8-K during 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	8,102,037	$0.76	6,897,963
Equity compensation plans not approved by security holders	11,049,593	$0.64	—
Total	8,102,037	$0.76	6,897,963

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Overview

We are a biotechnology company focused on therapeutic, biomedical research and cosmeceutical products.

We have two sets of therapeutic objectives. We are building a bank of clinical-grade human stem cells called the “UniStemCell™ Bank” that are immune-matched to large segments of the population. The second objective is to create an unlimited source of immune-matched human cells for use in the treatment of a set of specific diseases, including corneal, retinal, liver and diabetes through cell transplant therapy. In furtherance of these objectives, we are developing: (i) a new class of pluripotent stem cells that have comparable function but a different derivation process from embryonic stem (“hES”) cells, (ii) techniques to cause those cells to be differentiated into the specific cell types required for transplantation, and (iii) facilities and manufacturing protocols to produce these cells without contamination with animal by-products in compliance with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities. While our stem cell lines are comparable to hES cell lines in that they have the potential to be differentiated into may different cells in the human body, the development of our cell lines creates cells that can be immune-matched to large segments of the population and does not require the use of fertilized eggs or the destruction of any viable human embryos.

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

Lifeline Skin Care, LLC (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare creates cosmetic skin care products derived from our human cell technologies and will develop, manufacture and distribute cosmeceutical products.

Our principal executive offices are located at 2595 Jason Court, Oceanside, California 92056, and our telephone number is (760) 940-6383 and our website is www.internationalstemcell.com.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

We are still considered a development stage company and as such have generated nominal revenues. For the year ended December 31, 2009, our product sales have continued to increase. We have recognized revenue from product sales of $1,121,164 and $0 from royalties and licenses for the year ended December 31, 2009, compared to $367,771 of revenue from product sales and $135,000 from royalties and licenses for the year ended December 31, 2008. The increase in product sales is due to our strategic marketing efforts executed over the years on advertising and a continued increase in our efforts by our sales and marketing team to promote and develop new products and sales leads, as well as innovative concepts implemented from our marketing consultants to promote our products.

Cost of sales

Cost of sales for the year ended December 31, 2009 were $789,705, compared to $129,257 for the year ended December 31, 2008. As our revenues increased so has the cost of manufacturing our products. During the year, we have incurred costs to increase our manufacturing facilities as well as our ability to manufacture more products more efficiently. During the year, our cost of sales included costs for inventory adjustment of approximately $181,500, salaries related to manufacturing, raw materials, general laboratory supplies and an allocation of overhead. The inventory adjustment related to a physical inventory and revaluation of inventory costs. We do not anticipate significant inventory adjustments to recur in the future, but we do anticipate some inventory adjustments to occur during normal manufacturing operations. Excluding the inventory adjustment, cost of sales for the year were $608,205, or 54% of sales, compared to $129,257, or 35% of sales for the year 2008. As we refine our manufacturing processes, and our volume continues to increase, we do anticipate our cost of sales as a percentage of sales to decrease.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $4,839,297 an increase of $1,260,253, or 35%, compared to $3,579,044 for the same period in 2008. The increase in general and administrative expenses is primarily related to the development of our Senior Management Team. The major areas of increased expenses related to payroll and payroll related expenses, financial consultants, public and investor relations, audit and accounting, legal, deferred compensation charges and general corporate expense relating to growth.

Research and Development

Research and development expenses were $2,164,450 for the year ended December 31, 2009, an increase of $217,746, or 11%, compared to $1,946,704 for the same period in 2008. Research and development expenses increased primarily due to increased R&D activities on various research projects. As part of these efforts, we hired additional research staff and consultants, which is the majority of our increased expenses. Additionally, as our R&D activities increased and with the additional staff, our R&D lab expenses increased.

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

The development of cells for therapeutic use will be an ongoing endeavor for many years and it is impossible to make any meaningful estimate of the nature and timing of costs related to these activities. Future R&D activities related to research on cells and media products will be ongoing as products are developed and offered for sale and will be accounted for separately at such time as specific allocations can be meaningfully made based on demand and sales.

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

Marketing Expense

Marketing expenses for the year ended December 31, 2009 were $526,641, an increase of $145,746, or 38%, compared to $380,895 for 2008. During 2009, in an effort to increase our product revenue, we increased our marketing efforts, increased our sales staff, re-hired marketing consultants and increased our cost of advertising. We continue to develop marketing and sales strategies, as well as our marketing infrastructure to support our sales team and our sales goals. Our primary marketing expenses for the year ended 2009, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

Liquidity and Capital Resources

At December 31, 2009, our cash and cash equivalents totaled $726,829. Overall, we had an increase in cash of $345,007 for the year ended December 31, 2009, resulting from $5,228,294 cash used in operating activities and $889,889 used in investment activities, offset by $6,463,190 of cash provided by our financing activities. The funds generated from financing activities during 2009 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $5,228,294 for the year end December 31, 2009 was primarily attributable to a net loss of $7,772,652. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $205,948, non-cash compensation expense of $1,739,281, Amortization of discounts on convertible notes of $67,227, an increase in inventory of $213,966, an increase in prepaid assets of $170,548, a decrease in accounts receivable of $49,090, a decrease in accounts payable of $95,984, an increase in accrued expenses of $531,971, and an increase of $40,521 in related party payables.

Investing Cash Flows

Net cash used in investing activities of $889,889 for the year ended December 31, 2009 was primarily attributable to purchases of property and equipment and the cost of construction related to our cGMP R&D facilities. Total use of cash for property and equipment was $731,017, which consists primarily of $132,780 related to laboratory equipment for use in a variety of research projects, and for building leasehold improvements related to our cGMP research labs. In addition, we made payments for patent licenses of $158,872 during 2009.

Financing Cash Flows

Net cash provided by financing activities of $6,463,190 for the year ended December 31, 2009 was primarily attributable to closing the Series D, and E Preferred Stock financings of $5,300,000, Rule 144 stock issued of $1,494,231.

Management believes that we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $550,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors., Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

We are a development stage company and as such have generated nominal revenues. For the year end December 31, 2008, our product sales have continued to increase. We recognized revenue from product sales of $367,771 and $135,000 from royalties and licenses during 2008, compared to $38,764 of product sales for the year ended December 31, 2007. The increase in product sales is due to our strategic marketing efforts executed over the years on advertising and our continued increased efforts by our sales and marketing team as well as our marketing consultants promoting our products.

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

Liquidity and Capital Resources

At December 31, 2008, our cash and cash equivalents totaled $381,822. Overall, we had an increase in cash of $216,478 for the year ended December 31, 2008, resulting from $4,750,326 cash used in operating activities and $318,196 used in investment activities, offset by $5,285,000 of cash provided by our financing activities. The funds generated from financing activities during 2008 were used mainly to support our operating losses.

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

Investing Cash Flows

Net cash used in investing activities of $318,196 for the year ended December 31, 2008 was primarily attributable to purchases of property and equipment of $254,353 consisting primarily of laboratory equipment for use in a variety of research projects, and building leasehold improvements related to new research laboratories. In addition we made payments for patent licenses of $63,843 during 2008.

Financing Cash Flows

Net cash provided by financing activities of $5,285,000 for the year ended December 31, 2008 was primarily attributable to closing the Series A, B, C and D Preferred Stock financings of $4,550,000, net proceeds from loan of $1,110,000 and advances of $250,000, offset by a loan payment of $625,000.

Management believes that we will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $450,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors., Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and adjusted accordingly.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Patent license cost is included in research and development expense.

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

Registration Payment Arrangements

The provisions of ASC Topic 825-20, Financial Instruments—Registration Payment Arrangements, requires that companies separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

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

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have an unclassified Board of Directors that consists of six directors. Our directors are elected for a term of one year and are up for election every year. Once elected, directors serve until their respective successors are duly elected and qualified.

The six nominees that will be recommended by the Board of Directors for election by our stockholders are Kenneth C. Aldrich, Andrey Semechkin, Jeffrey D. Janus, Donald A. Wright and Paul V. Maier and Ruslan Semechkin. All nominees are current members of our Board of Directors and, if reelected, they will serve as directors until our annual meeting of stockholders in 2011 or until their successors, if any, are elected and qualified.

The following table sets forth, our current directors, who will be nominees at this years annual meeting of the stockholders, as well as information with respect to their ages and background:

Name	Principal Occupation	Age	Director Since
Kenneth C. Aldrich	Chairman of the Board	71	2006
Andrey Semechkin	Chief Executive Officer, Director	50	2008
Paul V. Maier	Independent Financial Consultant	62	2007
Donald A. Wright	President and Chief Executive Officer, Confluence Capital Group, Inc.	58	2007
Jeffrey D. Janus	Senior Vice President, Operations ISCO, CEO and President Lifeline Cell Technology	53	2006
Ruslan Semechkin	CEO and President Lifeline Skincare, Inc., Director	24	2008

Kenneth C. Aldrich, Chairman and Co-Founder, has been active in venture capital investing and private equity since 1975. Having previously served as Chairman, Mr. Aldrich assumed the role of CEO in January 2008 until November 2009 He is also a Managing Director of Convergent Ventures, an early-stage life sciences investment company, and an active member of Tech Coast Angels. Through those entities and predecessor companies, he has provided early-stage funding and management for a variety of biomedical and technology start-ups. During the last five years he has held the following positions: WaveTec Vision Systems, an ophthalmic device company (Director and co-founder), and Encode Bio, a drug discovery tools company (Director). He is also director of Green Dot Corporation, the world’s largest issuer of prepaid debit cards. Mr. Aldrich holds degrees, with honors, from both Harvard University and Harvard Law School. Mr. Aldrich’s Director qualifications include serving as an officer or director of many companies, both public and private throughout his career.

Andrey Semechkin, Ph.D., CEO and Director, Dr. Semechkin has been a Director of the Company since December 2008. As a Director Dr. Semechkin brings to ISCO both business management and scientific activity organization experience. He has been the Chief Executive Officer of the Company since November 2009, and from December 2008 to July 2009, he served as Chief Business Officer, from July 2009 to November 2009 he served as Executive Vice President. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2003. Professor Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. Dr. Semechkin’s Director qualifications include his over 20 years experience creating and managing businesses across different industries and scientific sectors.

Paul V. Maier became a director in July 2007 and has over 20 years of experience as a senior executive in biotechnology and pharmaceutical companies. Mr. Maier is currently an independent financial consultant. Since October 2009, he has been serving as Interim Chief Financial Officer of Sequenom, Inc., a publically held company serving the discovery, clinical research, and molecular diagnostics market. Previously, Mr. Maier was Senior Vice President and Chief Financial Officer of Ligand Pharmaceuticals, Inc. (NASDAQ: LGND) a commercial stage biopharmaceutical company, a position he held from 1992 to 2007. From 1990 to 1992, Mr. Maier served as Vice President, Finance of DFS West, a division of DFS Group, LP a private multinational retailer. From 1984 to 1990, Mr. Maier was employed by ICN Pharmaceuticals, a pharmaceutical and biotechnology research products company, where he held various executive positions in finance and general management in ICN as well as SPI

Pharmaceuticals, a publicly held subsidiary. Mr. Maier currently serves on public Boards for Pure Bioscience and Hana Biosciences. Mr. Maier received an MBA from Harvard Business School and a BS from Pennsylvania State University. Mr. Maier’s Director qualifications include his education, his experience and Board experience. Mr. Maier currently serves as Audit Committee Chair of two other Public Boards and Compensation Committee Chair on one of those Public Boards.

Donald A. Wright became a director in March 2007. Mr. Wright is currently Chairman and Founder of Everett, Washington-based Confluence Capital Group Inc., which provides consulting services to institutional investors, debt holders and public and private companies. On January 1, 2010 Mr. Wright became Chief Executive Officer and President of ISIS, Inc. which provides various services under contract to various agencies of the US Government and Armed Services. Mr. Wright was Chief Executive Officer and President of Pacific Aerospace & Electronics, Inc., an engineering and manufacturing company that he helped to found and that designs, manufactures and sells components primarily for the aerospace, defense and transportation industries, from 1995 until 2006. Mr. Wright’s Director qualifications include serving on multiple public and private company Boards over the last 25 years, certification from UCLA’s Anderson School of Business for Directors of Public Companies which included modules on the Finance, Audit, Compensation and Corporate Governance Committees.

Jeffrey D. Janus has been a director of the company since 2006. He is currently the Senior Vice President of ISCO and the CEO of ISCO’s wholly-owned subsidiary, Lifeline Cell Technology. From 2004 to the present Mr. Janus held the position of president of ISCO. Mr. Janus was appointed the CEO of Lifeline Cell Technology, LLC in January 2004. From 2002 to 2004 Mr. Janus was the Founder and President of Janus Biologics, LLC (Frederick Maryland). From 1998 to 2002 Mr. Janus was Director of Marketing of Human Cell Systems at BioWhittaker Corporation, a Cambrex Company (Walkersville, Maryland) where he expanded the company’s research products portfolio into new fields, including stem cells, and created and implemented the strategy of moving human cell-based research products into the clinical markets. From 1989 through 1998 Mr. Janus played alternate roles as CFO and Director of Marketing in the founding and building of Clonetics Corporation (San Diego, California). Mr. Janus led the product development and marketing of the Clonetics brand, consisting of over 200 human cell and reagent products. The Clonetics brand ultimately captured the largest share of the domestic and international market in its field, maintained profitability and an annual growth rate of 20 percent for over ten consecutive years. Mr. Janus ultimately implemented the sale of Clonetics to BioWhittaker. None of the prior companies Mr. Janus worked with were affinities of ISCO. Mr. Janus is published in the embryonic stem cell field as a member of a team of international scientists that created the first human parthenogenetic stem cells and in the use of human somatic cells for toxicity applications. Mr. Janus obtained an MBA from San Diego State University and a Bachelors of Science degree in Biochemistry from the University of California at Davis. Mr. Janus’ Director qualifications include his extensive experience in building and running human cell based companies, including those involved in basic clinical research, commercial operations and development and sale of commercial research products. His educational qualifications include an MBA and BS degree in Biochemistry. Mr. Janus also has extensive financial experience in human cell based companies including the financing of such businesses and experience in sales and acquisitions. He also has experience in managing and implementing scientific projects involving human cells, including human stem cells.

Ruslan Semechkin, Ph.D, CEO of Lifeline Skin Care, Inc., became a Director in October 2008 and brings to International Stem Cell Corporation both scientific expertise and international relationships. He has been the CEO and President of Lifeline Skin Care, Inc since July 2009, and from December 2008 to July 2009, he served as Senior Research Scientist of ISCO. Dr. Semechkin’s Director qualifications include his training in medical genetics, physiology and business management. Since May 2006 he has been President of the US private Corporation, X-Master, Inc., which invests in different types of assets. Dr. Semechkin holds Ph.D. degree in physiology from one of the leading Russian biomedical institutes, P.K.Anokhin Research Institute of Normal Physiology, Moscow, Russia. He is a Member of International Society for Stem Cell Research.

Our executive officers are as follows:

Name	Principal Occupation	Age
Kenneth C. Aldrich	Chairman of the Board	71
Andrey Semechkin	Chief Executive Officer, Director	50
Ray Wood	Chief Financial Officer and Secretary	49
Jeffrey D. Janus	Senior Vice President, Operations ISCO, CEO and President, Lifeline Cell Technology, Director	53
Brian Lundstrom	President	47
Ruslan Semechkin	CEO and President of Lifeline Skin Care, Inc., Director	24

Kenneth C. Aldrich, Chairman and Co-Founder, has been active in venture capital investing and private equity since 1975. Having previously served as Chairman, Mr. Aldrich assumed the role of CEO in January 2008 until November 2009 He is also a Managing Director of Convergent Ventures, an early-stage life sciences investment company, and an active member of Tech Coast Angels. Through those entities and predecessor companies, he has provided early-stage funding and management for a variety of biomedical and technology start-ups. During the last five years he has held the following positions: WaveTec Vision Systems, an ophthalmic device company (Director and co-founder), and Encode Bio, a drug discovery tools company (Director). He is also director of Green Dot Corporation, the world’s largest issuer of prepaid debit cards. Mr. Aldrich holds degrees, with honors, from both Harvard University and Harvard Law School.

Andrey Semechkin, Ph.D., CEO and Director, has been a Director of the Company since December 2008. As a Director Dr. Semechkin brings to ISCO both business management and scientific activity organization experience. He has been the Chief Executive Officer of the Company since November 2009, and from December 2008 to July 2009, he served as Chief Business Officer, from July 2009 to November 2009 he served as Executive Vice President. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2003. Professor Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 20 years experience creating and managing businesses across different industries and scientific sectors.

Ray Wood, Chief Financial Officer and Secretary. has over 20 years of experience in accounting and corporate finance and was promoted to CFO and Secretary of International Stem Cell Corporation on January 27, 2010. Mr. Wood began his career working for Coopers and Lybrand, CPA’s. From there, Mr. Wood has held various positions working from small start up companies, one of which went from a private to a public company, to large International public corporations. He has extensive knowledge and experience working with public companies and in the implementation of the Sarbanes-Oxley Act of 2002. Mr. Wood holds B.S. degree in Accounting from San Diego State University and is a CPA of the state of California.

Jeffrey D. Janus has been a director of the company since 2006. He is currently the Senior Vice President of ISCO and the CEO of ISCO’s wholly-owned subsidiary, Lifeline Cell Technology. From 2004 to the present Mr. Janus held the position of president of ISCO. Mr. Janus was appointed the CEO of Lifeline Cell Technology, LLC in January 2004. From 2002 to 2004 Mr. Janus was the Founder and President of Janus Biologics, LLC (Frederick Maryland). From 1998 to 2002 Mr. Janus was Director of Marketing of Human Cell Systems at BioWhittaker Corporation, a Cambrex Company (Walkersville, Maryland) where he expanded the company’s research products portfolio into new fields, including stem cells, and created and implemented the strategy of moving human cell-based research products into the clinical markets. From 1989 through 1998 Mr. Janus played alternate roles as CFO and Director of Marketing in the founding and building of Clonetics Corporation (San Diego, California). Mr. Janus led the product development and marketing of the Clonetics brand, consisting of over 200 human cell and reagent products. The Clonteics brand ultimately captured the largest share of the domestic and international market in its field, maintained profitability and an annual growth rate of 20 percent for over ten consecutive years. Mr. Janus ultimately implemented the sale of Clonetics to BioWhittaker. None of the prior companies Mr. Janus worked with were affinities of ISCO. Mr. Janus is published in the embryonic stem cell field as a member of a team of international scientists that created the first human parthenogenetic stem cells and in the use of human somatic cells for toxicity applications. Mr. Janus obtained an MBA from San Diego State University and a Bachelors of Science degree in Biochemistry from the University of California at Davis.

Brian Lundstrom, President, Mr. Lundstrom is trained in immunology, molecular biology, finance and international business management in Europe and the US. He has over 23 years of product, clinical, business and commercial development experience from R&D-driven and mostly publicly traded and commercially operating companies with leadership in biologics, diabetes, transplantation and other chronic diseases. Mr. Lundstrom joined International Stem Cell Corporation in November 2009. Prior to that, he was Chief Executive Officer of Brexys during 2008-2009, Senior Vice President of Business Development for ACADIA Pharmaceuticals during 2004-2008, Vice President of Business Development for Genzyme Corporation during 2000-2004, and Vice President of Corporate Development for Oxford GlycoSciences during 1998-1999. Earlier, Mr. Lundstrom held increasingly senior business, clinical and product development positions with Novo Nordisk and Immuntech in the US and Europe. None of these companies had affiliation with International Stem Cell Corporation.

Ruslan Semechkin, Ph.D, CEO of Lifeline Skin Care, Inc., became a Director in October 2008 and brings to International Stem Cell Corporation both scientific expertise and international relationships. He has been the CEO and President of Lifeline Skin Care, Inc since July 2009, and from December 2008 to July 2009, he served as Senior Research Scientist of ISCO. Dr. Semechkin is trained in medical genetics, physiology and business management. Since May 2006 he has been President of the US private Corporation, X-Master, Inc., which invests in different types of assets. Dr. Semechkin holds Ph.D. degree in physiology from one of the leading Russian biomedical institutes, P.K.Anokhin Research Institute of Normal Physiology, Moscow, Russia. He is a Member of International Society for Stem Cell Research.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were met with one exception.

CORPORATE GOVERNANCE

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors.

The members of the Audit Committee are Paul V. Maier (Chairman) and Donald A. Wright. Each of the members of the Audit Committee satisfies the independence requirements established by the Nasdaq Marketplace Rules. Mr. Maier is an audit committee financial expert, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a written charter that is available on our website at: www.internationalstemcell.com. The Audit Committee conducts an annual review of this charter in addition to an annual review of the committee’s overall performance. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the function of the Audit Committee includes retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions. The Audit Committee held five meetings during the fiscal year ended December 31, 2009. The Committee meets and confers at least quarterly with the outside auditors and conducts an executive session without management at each meeting.

Item 11.	EXECUTIVE COMPENSATION. SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation earned by our most highly compensated executive officers during the fiscal year ended December 31, 2009, and 2008.

2009 SUMMARY COMPENSATION TABLE

Name	Year	Salary(1)	Bonus(2)	Option Awards Number of Options(5)	Option Awards in $ (3)	Restricted Stock Grant	Non Eq. Incentive Plan Comp. ($)	All Other Comp.(4)	Total
Kenneth C. Aldrich	2009	$120,012		5,000,000	$1,354,254				$1,474,266
	2008	$13,846		400,000	$86,082	664,608	$166,152		$266,080
Andrey Semechkin	2009	$162,692		1,800,000	$499,809			$148,767	$811,268
Jeffrey D. Janus	2009	$178,942		1,000,000	$270,851				$449,793
	2008	$179,076		300,000	$64,561	147,652	$36,913		$280,550
Brian Lundstrom	2009	$35,577		3,000,000	$812,552				$848,129

(1)	Actual amounts paid.
(2)	Performance-based bonuses are generally paid pursuant to our annual compensation guidelines and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent discretionary bonuses in addition to the amount (if any) earned under the annual compensation guidelines.
(3)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123R. The assumptions used with respect to the valuation of option grants are set forth in the notes in the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(4)	In 2009 Andrey Semechkin was paid Dividends of $148,767 as part of the Series D financing agreement.

(5)	On April 22, 2008 we granted options as follows: Mr. Aldrich 400,000 shares, and Mr. Janus 300,000 shares at $0.45 per share. Those options expire April 22, 2018. The options are subject to the plan restrictions and vest at the rate of 2% per month commencing May 22, 2008.

On April 29, 2009 we granted 50,000 options to Dr. Andrey Semechkin at the grant price of $0.49. The options expire on April 29, 2019. These options are subject to plan restrictions and vest at a rate of 2% per month commencing on May 29, 2009.

On November 5, 2009 we granted options as follows: Mr. Aldrich 5,000,000 shares, Mr. Janus 1,000,000 shares and Mr. Lundstrom 3,000,000 shares. The grant price for these options is $0.62. These options expire on November 5, 2019. Of the 5,000,000 shares granted to Mr. Aldrich, 142,857 were granted as ISO’s under the 2006 Equity Participation Plan and are subject to plan restrictions. The remaining 4,857,143 shares were granted as Non-Qualified Options outside the plan and registered on the S-8 filed January 27, 2010. Of the 1,000,000 shares issued to Mr. Janus, 142,857 were issued as ISO’s under the 2006 Equity Participation Plan and are subject to plan restrictions. The remaining 857,143 shares were issued outside the plan as Non-Qualified options and registered on the S-8 filed January 27, 2010. The options issued to Mr. Aldrich and Mr. Janus vest at the rate of 2% per month commencing December 5, 2009.

The vesting schedule for Mr. Lundstrom’s options is as follows: No shares will vest for the first six months, at which time $180,000 shares will vest representing 2% per month on 1.5 millions shares or one half of the grant; for the next six months an additional 30,000 shares per month will vest representing 2% of 1.5 million shares or one half of the grant; at the end of 12 months an additional 360,000 shares will vest, representing 12 months vesting on the remaining 1.5 million shares of the grant; thereafter all previously unvested shares will continue to vest at the rate of 60,000 shares per month (2%) until fully vested. Of the 3,000,000 options issued to Mr. Lundstrom 142,857 shares were issued as ISO’s under the 2006 Equity Participation Plan and are subject to plan restrictions. The remaining 2,857,143 shares were issued outside of the plan as Non-qualified options and registered on the S-8 filed January 27, 2010.

Of the 1,750,000 shares granted to Dr. Andrey Semechkin, 127,966 shares were granted as ISO’s under the 2006 Equity Participation Plan and are subject to plan restrictions. The remaining 1,622,034 shares were granted as Non-Qualified Options outside the plan and registered on the S-8 filed January 27, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2009:

Outstanding Equity Awards at December 31, 2009

Name	Year Option Granted	Number of Securities Underlying Unexcercised Options Exercisable	Number of Securities Underlying Unexcercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Restricted Stock Grant (1)	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units that have not Vested
Kenneth C. Aldrich	2006	208,000	42,000			$1.00	2016	42,000	$8,864
	2008	160,000	240,000			$0.45	2018	240,000	$74,455
	2008	—	—		664,608
	2009	100,000	4,900,000			$0.62	2019	4,900,000	$1,327,169
Andrey Semechkin	2009	8,000	42,000			$0.49	2019	42,000	$12,597
	2009	0	1,750,000			$0.59	2019	1,750,000	$484,813
Jeffrey D. Janus	2006	208,000	42,000			$1.00	2016	42,000	$8,864
	2008	120,000	180,000			$0.45	2018	180,000	$55,841
	2008	—	—		147,652
	2009	20,000	980,000			$0.62	2019	980,000	$250,531
Brian Lundstrom	2009	0	3,000,000			$0.0.62	2019	3,000,000	$812,552

(1)	Represents a restricted stock grant issued December 29, 2008. The stock is kept in escrow until the restrictions are lifted on December 29, 2011. This award is not part of the 2006 stock plan.

2009 DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation earned during the last fiscal year by each individual who served as a director at any time during the fiscal year, other than directors who are listed in the Summary Compensation Table:

Name	Fees Earned or Stock Awards Paid in Cash	Restricted Stock Awards	Option Awards Number of Shares (1)	Option Awards (2)	Total Option Awards (2)
Donald A. Wright	$0		$50,000	$14,996	$88,367
Paul V. Maier	$0		$50,000	$14,996	$78,991

(1)	On December 10, 2009, each of the directors received 50,000 options. The options were awarded at $0.59 per share and vest at 8.3% per month starting the following month.
(2)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123R. The assumptions used with respect to the valuation of option grants are set forth in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Upon joining the Board, outside directors receive an initial option grant of 50,000 shares of Common Stock. The initial option grant will vest at a rate of 2% per month, starting one month after they join the company.

Outside directors receive an annual retainer of $40,000 for service on the Board and for service on any committee of the Board of Directors, Audit Committee, Compensation Committee or Governance Committee. In addition, an outside director serving as the chair of the Board of Directors, the Governance Committee or the Audit Committee will receive an additional annual retainer of $20,000. To conserve cash, we may ask outside directors to defer or waive a portion of their cash compensation.

Directors who are also employees of International Stem Cell Corporation do not receive any additional compensation for their services as members of the Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2010, by (i) each person who is known by us to beneficially own 5% or more of our common stock, (ii) each of our directors and executive officers, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Common Stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of February 28, 2010 were deemed to be outstanding, and shares of preferred stock owned by such person and convertible into Common Stock were deemed to be converted into Common Stock. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name of Beneficial Owner		Actual Beneficial Ownership	Percent of Beneficial Ownership(1)
Kenneth Aldrich (2) (3) (4)	Chairman of the Board	9,687,453	15.71%

Jeffrey Janus (2) (3)	Sr. Vice President Operations, CEO and President of Lifeline Cell Technology, Director	2,808,111	4.97%

Andrey Semechkin (2) (5)	Chief Executive Officer, Director	26,912,440	32.45%

Ruslan Semechkin (2) (3) (5)	CEO and President Lifeline Skin Care, Director	26,801,781	32.35%

Brian Lundstrom (2)	President

Donald Wright (3)	Director	709,168	1.26%

Paul Maier (2) (3)	Director	638,468	1.13%

All Executive Officers and Directors as a Group (7 Persons)		40,644,981	55.44%

5% Holders

X-Master, Inc. (5)		12,000,000	17.64%

(1)	Based on 56,034,835 shares currently outstanding plus shares issuable under derivative securities which are exercisable within 60 days of February 28, 2010.

(2)	The business address for each director and officer is 2595 Jason Court, Oceanside, CA 92056.
(3)	Includes options to purchase shares of our common stock exercisable within 60 days of February 28, 2010.
(4)	Mr. Aldrich’s shares are held, in part, through YKA Partners, a California limited partnership. Mr. Aldrich is the investment manager of YKA Partners and controls the disposition of these shares. The address for YKA Partners is 2595 Jason Court, Oceanside, CA 92056.
(5)	The business address for X-Master, Inc. is 1 Overlook Drive, Unit 11, Amherst, New Hampshire 03031. X-Master Inc. is owned by Dr. Andrey Semechkin. Dr. Ruslan Semechkin is the President of X-Master, Inc. Ruslan Semechkin and Andrey Semechkin are deemed to hold the same number of shares including shares held by X-Master.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our current equity compensation plans as of December 31, 2009:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	15,000,000	$.76	6,897,963

(1)	Represents stock options under the 2006 Equity Participation Plan (the “Plan”). The options granted under the Plan may be either qualified or non-qualified options. Up to 15,000,000 options may be granted to employees, directors and consultants under the Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In 2009, the company had 8,102,037 options outstanding granted under the plan with a weighted average exercise price of $ .76. Stockholders approved the Plan effective December 1, 2006.

As of December 31, 2009, we had reserved 15,000,000 shares of our Common Stock for issuance under the 2006 Stock Plan. At December 31, 2009, there were 8,102,037 shares issuable upon exercise of outstanding options under the 2006 Stock Plan, at a weighted average exercise price of $ 0.76. Options granted under the 2006 Stock Plan will generally have a 10-year term and vest at the rate of 2% per month commencing the following month of grant. Options granted under our 2006 Stock Plan provide for full acceleration of the unvested portion of an option if the option is not assumed or substituted by an acquiring entity upon a “Change in Control,” as defined under the 2006 Stock Plan.

Item 13.	RELATED PERSON TRANSACTIONS

Pursuant to our Code of Business Conduct and Ethics, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into transactions which create, or would appear to create, a conflict of interest with us. Our Audit Committee is responsible for reviewing and approving related party transactions. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Except with respect to the transactions described below, none of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction to which we were or are to be party. None of our directors or executive officers is indebted to us.

As of December 31, 2009, we owed an aggregate of $292,009 to Kenneth C. Aldrich, our Chief Executive Officer and Chairman, and William B. Adams, our Chief Financial Officer, Secretary and Director, (until June 2009) for a management fee owed to them by ISC California. The management fee relates to the management of the Lifeline Cell Technology, LLC, the wholly-owned operating subsidiary of ISC California, from inception until November 1, 2006. Messrs. Aldrich and Adams each accrued the management fee at a rate of $5,000 per month per person plus accrued interest at 10% per annum on the unpaid balance until June 1, 2006, when each person’s management fee was increased to $10,000 per month, per person. When Mr. Adams and Aldrich became employees of ISC California on November 1, 2006, accrual of the management fee ceased.

From time to time, various persons, including certain officers, directors, principal shareholders, and their affiliates, have advanced funds to Lifeline and/or ISC California for operating expenses. All such advances have been repaid with the exception of a balance owed to Mr. Aldrich on December 31, 2009 of $177,664. In connection with certain of such advances, warrants were issued to the lenders. During the last quarter of 2007, Mr. Aldrich loaned the company $500,000, which was to be converted into preferred stock when the company started to raise money through its Series A Preferred Stock placement efforts. This loan was converted into shares of preferred stock in January 2008 on the same terms as were afforded to unaffiliated investors who purchased Series A preferred stock.

During 2009, as part of the Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with X-Master, Inc., Andrey Semechkin and Ruslan Semechkin to sell for up to five million dollars ($5,000,000) up to fifty shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share, we sold 10 shares on January 23, 2009; 10 shares were sold on March 16, 2009; 10 shares were sold on June 30, 2009; and 3 shares were sold on October 1, 2009. The total amount of capital raised under this agreement for 2009 was $3,300,000, 33 share of Series D Preferred Stock was issued, which converts into 13,200,000 shares of common stock. In connection with the Series D Agreement, the Company also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with the investors. Pursuant to the Investor Rights Agreement, the investors have a participation right, whereby they may purchase their pro rata share of any privately offered new securities being offered by the Company, subject to certain exceptions. The Investor Rights Agreement also requires that the Company obtain approval from the Board of Directors, including the affirmative vote of the director elected by the Series C Preferred Stock and the director elected by the Series D Preferred Stock, for specified transactions.

In addition, as part of the Series D Financing Agreement, we have recognized in our 2009 financial statements dividends of $100,000 to X-Master, Inc. and dividends of $231,041 to Andrey Semechkin.

In addition, during 2009, the Company owed Andrey Semechkin $360,000. On October 20, 2009, Mr. Semechkin opted to convert the principle balance of loan plus interest accrued of $21,700, for a total of $381,700, into 1,526,820 shares of the Company’s common stock.

Director Independence

The Board of Directors has determined that each of Mr. Maier and Mr. Wright satisfy the independence requirements specified in the listing requirements of Nasdaq Marketplace Rules.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$130,000	$125,475
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the issuer’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate.

4.2	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on January 17, 2008).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.6	Certificate of Designation of Series E Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on July 6, 2009).

4.7	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.8	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

10.1	Employment Agreement, dated December 1, 2006, by and between International Stem Cell and Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 29, 2006).

10.2	Employment Agreement, dated October 31, 2006, by and between International Stem Cell and Jeffrey Janus (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on December 29, 2006).

10.3	First Amendment to Exclusive License Agreement (ACT IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 29, 2006).

10.4	First Amendment to Exclusive License Agreement (UMass IP) dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 29, 2006).

10.5	First Amendment to Exclusive License Agreement (Infigen IP) dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 29, 2006).

10.6	Exclusive License Agreement (Infigen IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on December 29, 2006).

10.7	Exclusive License Agreement (ACT IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on December 29, 2006).

10.8	Exclusive License Agreement (UMass IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 29, 2006).

10.9	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).

10.10	Securities Purchase Agreement of May 14, 2008 for sale of OID Senior Secured Convertible Note and Warrants (incorporated by reference to Exhibit 10.1 of the Issuers Form 8-K filed on May 16, 2008).

10.11	OID Senior Secured Convertible note (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 16, 2008).

10.12	Common Stock Purchase Warrant issued with OID Senior Convertible Note (incorporated by reference to Exhibit 10.3 of the Issuers Form 8-K filed on May 16, 2008).

10.13	Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.1 of the Issuers Form 8-K filed on August 18, 2008).

10.14	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on August 18, 2008).

10.15	Employment Agreement with Andrey Semechkin (incorporated by reference to Exhibit 10.4 of the Issuers Form 8-K filed on January 5, 2009).

10.16	Employment Agreement with Ruslan Semechkin (incorporated by reference to Exhibit 10.5 of the Issuers Form 8-K filed on January 5, 2009).

10.17	Preferred Stock Purchase Agreement dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Issuer’s Form 8-K filed on July 6, 2009).

10.18	Employment Agreement with Brian Lundstrom dated November 5, 2009.

10.19	Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on December 29, 2006).

23.1	Consent of Vasquez & Company LLP.

31.1	Rule 13a-14(a)/15d-14a (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/S/ RAY WOOD
Name:	Ray Wood
Title:	Chief Financial Officer

Dated: March 23, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/S/ KENNETH C. ALDRICH Kenneth C. Aldrich	Chairman of the Board	March 23, 2010

/S/ ANDREY SEMECHKIN Andrey Semechkin	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2010

/S/ JEFFREY D. JANUS Jeffrey D. Janus	Sr. Vice President Operations and Director	March 23, 2010

/S/ RAY WOOD Ray Wood	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2010

/S/ RUSLAN SEMECHKIN Ruslan Semechkin	Director	March 23, 2010

/S/ DONALD A. WRIGHT Donald A. Wright	Director	March 23, 2010

/S/ PAUL V. MAIER Paul V. Maier	Director	March 23, 2010

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiary

(A Development Stage Company)

Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Stem Cell Corporation

(A Development Stage Company)

Oceanside, California

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ deficit and stockholders’ equity and cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Vasquez & Company LLP
Los Angeles, California
March 22, 2010

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$726,829	$381,822
Accounts receivable	130,988	81,898
Inventory	631,309	417,343
Prepaid assets	245,976	75,428

Total current assets	1,735,102	956,491

Property and equipment, net	1,209,509	625,870
Patent licenses, net	737,507	637,205
Deposits and other assets	22,383	22,186

Total assets	$3,704,501	$2,241,752

Liabilities, Members’ Deficit and Stockholders’ Equity
Current liabilities
Accounts payable	$369,050	$465,034
Accrued expenses	631,762	231,488
Convertible debt and advances	250,000	690,994
Warrants to purchase common stock	1,103,223	—
Related party payable	469,673	420,931

Total liabilities	2,823,708	1,808,447

Long-Term Perpetual Preferred Stock	2,033,288	—

Members’ Deficit and Stockholders’ Equity
Common stock, $0.001 par value 200,000,000 shares authorized, 56,034,835 and 38,410,675 issued and outstanding in 2009 and 2008, respectively	56,035	38,410
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,000,243and 3,550,010 issued and outstanding in 2009 and 2008, respectively	3,000	3,550
Note Subscription on Perpetual Preferred Stock	(2,708,988)	—
Additional paid-in capital	38,067,152	24,491,311
Deficit accumulated during the development stage	(36,569,694)	(24,099,966)

Total members’ deficit and stockholders’ equity	(1,152,495)	433,305

Total liabilities, members’ deficit and stockholders’ equity	$3,704,501	$2,241,752

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,		Inception (August17, 2001) through December 31,
	2009	2008	2009
Product sales	$1,121,164	$367,771	$1,530,685
Royalties and license	—	135,000	135,000

Total revenue	1,121,164	502,771	1,665,685

Development expenses
Cost of sales	789,705	129,257	990,831
Research and development	2,164,450	1,946,704	10,486,266
Marketing	526,641	380,895	1,538,992
General and administrative	4,839,297	3,579,044	16,252,108

Total development expenses	8,320,093	6,035,900	29,268,197

Loss from development activities	(7,198,929)	(5,533,129)	(27,602,512)

Other income (expense)
Settlement with related company	720	—	(92,613)
Miscellaneous	—	—	8,643
Dividend & interest income	9,227	1,682	65,240
Interest expense	(94,587)	(1,048,277)	(2,210,995)
Change in market value of warrants	(498,183)	—	(799,598)
Sublease income	9,100	8,400	46,229

Total other income (loss)	(573,723)	(1,038,195)	(2,983,094)

Loss before tax	(7,772,652)	(6,571,324)	(30,585,606)
Provision for income taxes	—	—	6,800

Net loss	$(7,772,652)	$(6,571,324)	$(30,592,406)

Dividend on preferred stock	(4,395,661)	(1,581,627)	(5,977,288)

Net loss applicable to common shareholders	$(12,168,313)	$(8,152,951)	$(36,569,694)

Net loss per common share—basic and diluted	$(0.26)	$(0.22)	n/a

Weighted average shares—basic and diluted	46,418,635	36,358,890	n/a

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Members’ Deficit and Stockholders’ Equity

From Inception to December 31, 2009

	Common Stock		Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
			Issued		Note Subscription on Perpetual
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—
Members contribution									100,000
Net loss for the period from inception									(140,996)
Balance at December 31, 2001									(40,996)
Members contributions									250,000
Net loss for the year ended									(390,751)
Balance at December 31, 2002									(181,747)
Members contributions									195,000
Net loss for the year ended									(518,895)
Balance at December 31, 2003									(505,642)
Members contribution									1,110,000
Net loss for the year ended									(854,718)
Activity through December 31, 2004									(250,360)
Members contributions									780,000
Net loss for the year ended December 31, 2002									(1,385,745)
Balance at December 31, 2005									(856,105)
Members contribution									250,000
Effect of the Reorganization Transactions	20,000,000	20,000				2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210				(2,210)		—
Offering costs						(2,778,082)		(2,778,082)
Warrants issued for equity placement services						1,230,649		1,230,649
Warrants issued for services						222,077		222,077
Warrants issued with promissory note						637,828		637,828
Common stock issued for services	1,350,000	1,350				1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436				10,371,512		10,381,948
Stock-based compensation						842,374		842,374
Net loss for the year ended December 31, 2006							(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996				14,537,798	(9,875,032)	4,696,762	—
Offering costs						(382,124)		(382,124)
Warrants issued for equity placement services						169,249		169,249
Issuance of common stock	1,370,000	1,370				1,368,630		1,370,000
Warrants exercised	3,000	3				2,997		3,000
Stock-based compensation						427,496		427,496
Net loss for the year ended December 31, 2007							(6,071,983)	(6,071,983)

Balance at December 31, 2007	35,369,495	35,369	—	—		16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550		4,546,450		4,550,000
Warrants issued and beneficial conversion feature						910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041				593,358		596,399
Stock-based compensation						734,867		734,867
Deemed Dividend						1,581,627	(1,581,627)	—
Net loss for the year ended December 31, 2008							(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—	24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37			3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208				940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)		(3,177)		—
From conversion of debt	2,000,000	2,000				498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)	3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511				(3,511)		—
For cash	2,786,628	2,787				1,397,213		1,400,000
Stock-based compensation						409,625		409,625
Warrants issued for services						281,416		281,416
Options issued for services						106,058		106,058
Deemed Dividend						3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities						(303,628)	(301,415)	(605,043)
Equity placement shares						(250,000)		(250,000)
Dividend on preferred stock							(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)		(7,772,652)	(7,781,640)

Balance at December 31, 2009	56,034,835	$56,035	3,000,043	$3,000	$(2,708,988)	$38,067,152	$(36,569,694)	$(1,152,495)

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	December 31,		Inception (August 17, 2001) through December 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(7,772,652)	$(6,571,324)	$(30,592,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,948	163,055	658,420
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Stock-based compensation expense	797,099	734,867	2,801,836
Common stock issued for services	942,182	596,399	2,888,581
Change in market value of warrants	498,183	—	799,598
Amortization of debt discount on convertible debt	67,227	1,013,735	1,080,962
Interest on note receivable	(8,988)	—	(8,988)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(49,090)	(71,709)	(130,988)
(Increase) in inventory	(213,966)	(241,707)	(631,309)
(Increase) decrease in prepaid assets	(170,548)	43,607	(245,976)
(Increase) in deposits	(197)	(2,543)	(22,383)
Increase (decrease) in accounts payable	(95,984)	(28,392)	369,050
Increase in accrued expenses	531,971	98,816	772,962
Increase (decrease) in related party payables	40,521	(485,130)	305,169

Net cash used in operating activities	(5,228,294)	(4,750,326)	(20,992,263)

Investing activities
Purchases of property and equipment	(731,017)	(254,353)	(1,624,585)
Payments for patent licenses	(158,872)	(63,843)	(980,850)

Net cash used in investing activities	(889,889)	(318,196)	(2,605,435)

Financing activities
Proceeds from members’ contribution	—	—	2,685,000
Issuance of common stock	1,494,231	—	13,249,180
Issuance of preferred stock	5,300,000	4,550,000	9,850,000
Issuance of convertible promissory notes	—	—	2,099,552
Payment of preferred stock dividends	(331,041)	—	(331,041)
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	—	(1,760,308)
Proceeds from convertible debt, advances and loan payable	—	1,360,000	1,360,000
Payment of loan payable	—	(625,000)	(625,000)

Net cash provided by financing activities	6,463,190	5,285,000	24,324,527

Net increase in cash and cash equivalents	345,007	216,478	726,829
Cash and cash equivalents at beginning of period	381,822	165,344	—

Cash and cash equivalents at end of period	$726,829	$381,822	$726,829

Supplemental disclosures of cash flow information
Cash paid for interest	$22,929	$117,140	$341,354

Cash paid for income taxes	$3,265	$7,083	$10,348

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$641,331	$641,331

Discount on convertible debt from warrants	$—	$269,632	$269,632

Deemed dividend	$4,064,620	$1,581,627	$5,646,247

Conversion of debt to common stock	$500,000	$—	$500,000

Accrual of equity placement costs	$250,000	$—	$250,000

Warrants issued for placement agent services	$—	$—	$1,230,649

Warrants issued with promissory notes	$—	$—	$637,828

Non-cash sale of preferred stock	$381,700	$—	$381,700

See accompanying notes to consolidated financial statements

International Stem Cell Corporation and Subsidiaries

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

Lifeline Skin Care, LLC (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare creates cosmetic skin care products derived from our human cell technologies and will develop, manufacture and distribute cosmeceutical products.

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. Thereafter, the Company will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. There can be no assurance that the Company will be successful in maintaining its burn rate of approximately $550,000 per month and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2010. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on maintaining its burn rate, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and adjusted accordingly.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Patent Licenses

Patent licenses, net, consists of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $980,850 and $821,978 at December 31, 2009 and 2008, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $58,570 and $51,786 for the years ended December 31, 2009 and 2008, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2009 and 2008 are $243,343 and $184,773, respectively. Additional information regarding patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at December 31, 2009.

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

Registration Payment Arrangements

The provisions of ASC Topic 825-20, Financial Instruments—Registration Payment Arrangements, requires that companies separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2009, net operating loss carryforwards of approximately $25,380,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,000. The increase in carryforwards for the year ended December 31, 2009, is approximately $10,106,000.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for the year end December 31, 2009 and 2008 per financial institution. At December 31, 2009 and 2008, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $526,086 and $131,822, respectively.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of December 31, 2009 and 2008 approximate their fair values because of the short-term nature of those instruments.

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

The table below sets forth a summary of the fair values of the Company’s warrants as of December 31, 2009.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Fair value of warrants	$1,103,223	$—	$—	$1,103,223

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature. In accordance with the provisions of ASC Topic 815, Derivatives and Hedge Accounting, we calculated the fair value of warrants using the Black Scholes option pricing model and the assumptions used are described above.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end, December 31, 2009, there were 9,316,650 warrants, 3,400,914 vested stock options and 4,701,123 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-10, Consolidation (Topic 10): Amendments for Certain Funds. ASU 2010-10 defers the effective date of certain amendments to the consolidation requirements of ASC Topic 810, Consolidation, resulting from the issuance of FAS 167, Amendments to FASB Interpretation No. 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of FAS 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The ASU does not defer the disclosure requirements in FAS 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted. The provisions of ASU 2010-10 is not expected to have an impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material impact on the Company’s financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics, thereby amending the FASB Accounting Standards CodificationTM (Codification). This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The provisions of ASU 2010-08 is not expected to have an impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In January 2010, the FASB issued two ASU’s that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU’s, do not change existing practice. ASU 2010-05, Compensation—Stock Compensation (Topic 718)—Escrowed Share Arrangements and the Presumption of Compensation, codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome. The SEC Observer announced the views captured in EITF Topic D-110 at the June 2009 EITF meeting. ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs, primarily includes technical corrections to various topics containing SEC guidance as a result of recently-issued authoritative guidance and updates for Codification references. These two ASU’s do not have an impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-03, Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. The FASB's objective in issuing the ASU was to align the oil and gas reserve estimation and disclosure requirements in ASC 932 with the requirements in the SEC final rule, Modernization of Oil and Gas Reporting. The amendments to the Codification in this ASU are designed to improve the reserve estimation and disclosure requirements of Topic 932 by: (a) updating the reserve estimation requirements for recent changes in practice and technology; and (b) expanding the disclosure requirements for equity method investments. ASU 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. Entities should apply the adoption of the amendments as a change in accounting principle inseparable from a change in estimate. The amendments in ASU 2010-03 specify the required disclosures for the effect of adoption, and early adoption is not permitted. The provisions of ASU 2010-03 does not have an impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 should be applied retrospectively to the first period that an entity adopts Statement 160. The provisions of ASU 2010-02 did not have an impact on the Company’s financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This ASU did not have an impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The provisions of ASU 2009-17 are currently not expected to have an impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into the ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a “qualifying special-purpose entity”, (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The provisions of ASU 2009-16 are not expected to have a material impact on the Company’s financial statements.

In October 2009, the FASB published FASB ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. It includes amendments to Topic 470, Debt, (Subtopic 470-20), and Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 is not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements. It changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-14 is not expected to have an impact on the Company’s consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

In October 2009, the FASB published FASB ASU 2009-13, Revenue Recognition (Topic 605)—Mutliple-Deliverable Revenue Arrangements. It addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-13 is not expected to have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB published FASB ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). It amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-12 is not expected to have an impact on the Company’s consolidated financial statements.

2. Inventory

Inventory consists of the following:

	December 31,
	2009	2008
Raw materials	$133,192	$50,529
Work in process	189,679	170,714
Finished goods	308,438	196,100

	$631,309	$417,343

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
Machinery and equipment	$660,282	$328,002
Computer equipment	196,665	173,641
Office equipment	72,307	61,956
Leasehold improvements	661,870	329,970

	1,591,124	893,569
Accumulated depreciation and amortization	(381,615)	(267,699)

	$1,209,509	$625,870

Depreciation and amortization expense was $147,378 and $111,269 for the years ended December 31, 2009 and 2008, respectively. From time to time we use equipment that is classified under operating lease arrangements and the expenses related to this equipment is expensed monthly as general and administrative, research and development or sales and marketing expenses.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

The notes could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2007 ACT elected to receive payment and was paid in cash in-lieu of conversion of the notes.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	December 31,
	2009	2008
Management fee	$292,009	$264,648
Loan payable, net of debt discount of $8,221 in 2008	177,664	156,283

Related Party Payables	$469,673	$420,931

SeaCrest Capital and SeaCrest Partners are controlled by Mr. Adams and Mr. Aldrich, YKA Partners is controlled by Mr. Aldrich, and the amounts represent advances to the Company for operating expenses. The management fee was paid to Mr. Adams and Mr. Aldrich, who acted as managing members of the Company (and prior to the Share Exchange of ISC California and Lifeline) for management of the Company since inception of Lifeline for an aggregate of $10,000 per month plus accrued interest at 10% per annum on the unpaid balance. Effective June 1, 2006 the management fee was increased to $20,000 per month. The management fee ceased on November 1, 2006, at which time Mr. Adams and Mr. Aldrich became employees of ISC.

During 2007, in an effort to raise additional working capital, the Company and Mr. Aldrich signed a convertible note where Mr. Aldrich would loan the company $500,000 for working capital purposes. Subsequently, the Company decided to raise additional working capital by offering a Private Placement of preferred stock and converted this note payable into shares of preferred stock.

On August 15, 2008, to provide funding for working capital and to convert short term advances to a term Note, the Company issued a Multiple Advance Convertible Note to YKA Partners in the amount of $350,000, with warrants to purchase shares of Common Stock. The Note provides for multiple advances, permits whole or partial repayments without penalty, and is intended to allow the Company to borrow and repay indebtedness as needed to meet operating costs. It is unsecured and subordinate to the Company’s outstanding secured debt of $1,000,000, carries an interest rate of 8% per annum and is due and payable on or before January 31, 2009. For the year ended December 31, 2008, YKA Partners, Ltd. advanced $280,000 to the Company of which $125,000 was paid during 2008. At December 31, 2009, YKA Partners was paid in full.

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

In August 2008, due to the issuance of equity securities with a conversion rate that is lower than the exercise price of the warrants, the exercise price of the warrants was reduced to $0.25. The estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25. Allocated fair value of the warrants of $80,963 has been recorded as a discount to the related party loan payable and is being amortized over the term of the note using the straight-line method. For the year ended December 31, 2008, amortization of the discount was $72,742. Unamortized discount as of December 31, 2008 was $8,221. For the year ended December 31, 2009, there were no equity securities issued that required a fair value adjustment.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

6. Convertible Debt and Advances

Convertible debt

On May 14, 2008, to obtain funding for working capital, the Company entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $830,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants. The note was for $1,000,000 (and was issued with a 15% original issue discount) and is due and payable on or before January 31, 2009. The note is convertible into shares of common stock of the company at the rate of $0.50 per share. The note is guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications. Warrants were issued which permit the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.50 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. As of December 31, 2008, the Company has paid $500,000 of the original $1,000,000 note payable to to Gemini Capital. ‘Gemini Master Fund Ltd. converted all of the $500,000 of the note into common stock as of December 31, 2009. Gemini Master Fund Ltd. has released all liens against the Company’s assets.

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

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of December 31, 2009 no revenues were realized from this agreement.

	December 31,	December 31,
	2009	2008
Gemini Capital, net of debt discount of $56,006	$—	$440,994
Bio Time, Inc	250,000	250,000

	$250,000	$690,994

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale between one million and five million of Series A Preferred Stock (“Series A Preferred”). Series A Units consists of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. During the year of 2009, Series A Preferred Stock shareholders converted 400,000 shares of Series A Preferred Stock into 1,600,000 shares of common stock.

On May 12, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with a total of five accredited investors for the sale of a total of 400,000 Series B Units, each Series B Unit consisting of one share of Series B Preferred Stock (“Series B Preferred”) and two Series B Warrants (“Series B Warrants”) to purchase Common Stock for each $1.00 invested. The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants are exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. During the year of 2009, Series B Preferred Stock shareholders converted 150,000 shares of Series B Preferred Stock into 600,000 shares of common stock.

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

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

December 31, 2009
Expected life (years)	4.0
Expected volatility	67.27%
Risk-free interest rate	1.3%
Expected dividend yield	0.0%

During the year ended December 31, 2009, there were no Series A or B warrants exercised, and we had outstanding warrants to purchase an aggregate of 3,100,000 shares of common stock.

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

Warrant to Purchase Common Stock

In accordance with ASC Topic 815- 40-15, Derivatives and Hedging , with the effectivity of EITF 07-5, Determining Whether and Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock, the Company recognized as liability the 3,100,000 warrants that were issued with the Series A and B Preferred Stock in 2009 which resulted in a cumulative effect adjustment of $301,413. These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. For the year ended December 31, 2009, we recorded an increase in market value of $498,183. The fair value of the outstanding warrants to purchase common stock as of December 31, 2009 was $1,103,223.

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

During the year ended December 31, 2009, the Company raised a total of $3.7 million in the Series D Preferred Stock round and was recorded as a Preferred Stock, and Series D Preferred Stock shareholders converted 3.8 shares Series D Preferred Stock into 1,526,800 shares of common stock. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $3,161,700.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

On June 30, 2009, to obtain funding for working capital and advancement of its science, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a biotechnology-focused fund (the “Investor”) to sell for up to five million dollars ($5,000,000) up to five hundred (500) shares of a newly authorized, non-convertible, Series E Preferred Stock (“Series E Preferred”) at a price of $10,000 per Series E Preferred share. At our option, we determined the time and amount of Series E Preferred to be purchased by the Investor, and may sell such shares in multiple tranches. In addition, we paid to the Investor a non-refundable fee of $250,000, payable currently in shares of Company’s common stock, and issued to the Investor, at the time shares of Series E Preferred are sold, warrants to purchase up to a total of 6,750,000 shares of Company common stock, with exercise prices fixed equal to the closing price of the Company’s common stock on the day prior to the day the Company elects to sell shares of Series E Preferred.

The shares of Series E Preferred are being offered and sold to the Investor in a private placement transaction made in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

To create the Series E Preferred sold to the Investor under the Agreement, on June 30, 2009, the Company amended its Certificate of Incorporation by filing a Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred. The Series E Preferred has priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series E Preferred, plus any accrued but unpaid dividends. From the date of issuance of the Series E Preferred, dividends at the rate per annum of ten percent (10%) of the Purchase Price per share shall accrue on such shares of Series E Preferred. Following the first anniversary of the issuance date, the Company shall have the rights at its option to redeem the Series E Preferred at an amount equal to the purchase price of the Series E Preferred, plus any accrued but unpaid dividends and plus a redemption premium that declines from 26% (for redemptions between the first and second anniversary of issuance) to zero (for redemptions after the fourth anniversary of issuance).

During the year ended December 31, 2009, the Company drew $2,000,000 of the private equity financing and issued 200 shares of the Series E Preferred Stock, as well as issued 4.1 million warrants which were immediately exercised to purchases 4.1 million shares of the Company’s common stock under the S-1 filed in July 2009. The financing will allow the Company to move forward with the construction of its new cGMP cell culture facility, continued therapeutic research, product development and marketing requirements to increase product revenues and for general corporate purposes.

Perpetual Preferred Stock

As part of the Series E financing agreement, the Company recorded a Perpetual Preferred Stock equal to the amount of financing received during the year, plus accrued dividends, and Note Receivable equal to 135% of financing received, which represents the amount of warrant coverage per the agreement, plus accrued interest. In accordance with Accounting Standards Update 480-10 (FAS Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), we classified the Note Receivable as contra Equity (“Note subscription on Perpetual Preferred Stock”) and the Perpetual Preferred Stock as a liability (“Long Term Perpetual Preferred Stock”). The Note Receivable accrues interest at a rate of 2% per year and the Perpetual Preferred Stock accrues a 10% dividend per year. The Company allocated the proceeds of the Series E Preferred Stock according to the value of the preferred stock and the fair value of the warrants. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate ranging from 2.03% to 2.36%, volatility rate ranging from 65.26% to 66.93%, term of five years, and exercise price ranging from $0.56 to $0.74. Value allocated to the warrants amounted to $869,632 and was recognized as deemed dividend.

8. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2009, net operating loss carryforwards of approximately $25,380,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2008, the company had operating loss carryforwards of approximately $15,274,000. The increase in carryforwards for the year ended December 31, 2009 is approximately $10,106,000.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2009 and 2008 follows:

	December 31, 2009	December 31, 2008
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets(liabilities)
Net operating loss carryforwards	$10,106,000	$4,531,000
Accrued expenses	632,000	231,000
Research and Development tax credit (Fed and St.)	184,000	287,000

Deferred tax assets	10,922,000	5,049,000
Valuation allowance	(10,922,000)	(5,049,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	December 31, 2009	December 31, 2008
Current	$—	$—
Deferred	—	—

Total	$—	$—

9. Stock Options and Warrants

The Company has adopted the 2006 Equity Participation Plan (the “Plan”). The options granted under the Plan may be either qualified or non-qualified options. Up to 15,000,000 options may be granted to employees, directors and consultants under the Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. For the year ended December 31, 2009, the Company had 8,102,037 options outstanding with a weighted average exercise price of $0.76 granted under the Plan. Stockholders approved the Plan effective December 1, 2006.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan as of December 31, 2009:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	2,245,000	6.9	$1.00	1,974,300	$1.00
$2.76	50,000	7.2	$2.76	33,000	$2.76
$3.20	170,000	7.4	$3.20	105,400	$3.20
$1.45	300,000	7.5	$1.45	174,000	$1.45
$1.15	30,000	7.8	$1.15	15,000	$1.15
$1.00	170,000	7.9	$1.00	81,600	$1.00
$0.45	1,784,600	8.3	$0.45	713,000	$0.45
$0.22	615,000	8.7	$0.22	188,100	$0.22
$0.49	680,400	9.3	$0.49	109,200	$0.49
$0.86	5,000	9.6	$0.86	400	$0.86
$0.70	428,571	9.8	$0.70	5,714	$0.70
$0.59	1,622,966	10	$0.59	0	$0.59

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	3,807,500	$1.17
Granted	2,500,000	$0.42
Exercised	—	—
Canceled or expired	(140,000)	$0.61

Outstanding at December 31, 2008	6,167,500	$0.85
Granted	2,776,537	$0.58
Exercised	(16,400)	$0.43
Canceled or expired	(825,600)	$0.46
Outstanding at December 31, 2009	8,102,037	$0.76

The weighted-average fair value of stock options vested during the year ended December 31, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2009	2008
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.62%	2.26%
Expected stock price volatility	68%	63%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3.71 yrs	3.75 yrs

In accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. For the year ended December 31, 2009, the company recognized $409,625 of Stock-based compensation, of which approximately $119,365 related to R&D expense, $106,871 related to Sales and Marketing expense and $183,389 related to General and administrative expense. During 2008, the Company recognized $734,867 as stock-based compensation expenses, of which $393,078 related to R&D expense, $12,729 related to Sales and marketing expense and $329,060 related to General and Administrative expense. Unrecognized compensation cost related to stock options as of December 31, 2009 was $1,011,003 and the weighted average life of these outstanding stock options is approximately 8.44 years.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Warrants

As of December 31, 2006 Brookstreet Securities Corporation (“Brookstreet”) had earned 1,976,190 warrants as partial compensation for its services as placement agent for the raising of equity capital. An additional 274,000 warrants were earned by Brookstreet in the first quarter of 2007, for a total of 2,250,190 warrants related to the Company’s private placement. In addition, 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,077 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1,230,649. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9,881,950 and are offset by cash offering costs of $1,547,433 as well as the non-cash offering cost of $1,230,649 related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals sing the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, an average risk free interest rate of 4.70% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.

Additionally, in 2006, the Company issued warrants to purchase 1,202,856 shares of common stock in connection with certain financing transactions. See Note 6 for further details.

During the year ended December 31, 2009, the Company issued a total of 3,610,206 shares of common stock which related to warrants originally issued to Brookstreet and to Gemini Master Fund, Ltd. Brookstreet converted a total of 612,267 warrants into 584,675 shares of common stock at an average cashless conversion price of $0.95 per share. Gemini Master Fund, Ltd., converted 4,000,000 warrants into 3,025,531 share of common stock at an average cashless conversion price of $0.78 per share. Series A warrants were converted into 800,000 shares of common stock at $0.25 per share.

10. Commitments and Contingencies

Leases

The Company leases office space under a noncancelable operating leases. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009, are as follows:

Amount
2010	$163,133
2011	86,478
2012	—
2013	—
2014	—

Total	$249,611

11. Subsequent Events

In an effort to raise additional capital, the Company filed a preliminary S-1 on January 27, 2010.