Form 10-K/A
period 2008-12-31
International Stem Cell CORP
filed 2010-03-25
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-44994098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2595 Jason Court

Oceanside, CA 92056

(Address of principal executive offices, including zip code)

(760) 940-6383

(Registrant’s telephone, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2008 was $8,245,431 based on the closing sale price of such common stock on June 30, 2008 as reported on the OTC Bulletin Board.

On March 16, 2009 there were 38,410,675 common shares outstanding.

Explanatory Note: The purpose of this amendment to the Form 10-K for the fiscal year ended December 31, 2008 is to revise Exhibits 31.1, 31.2, 32.1 and 32.2 of that report. The Company has not updated any other information in that Form 10-K. The Company has filed its Form 10-K for the fiscal year ended December 31, 2009 (the “New 10-K”). Readers should review the New 10-K for more current information about the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 25, 2010

INTERNATIONAL STEM CELL CORPORATION (REGISTRANT)

By:	/S/ RAY WOOD
Ray Wood
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14a (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Executive Officer.

32.4	Section 1350 Certification of Chief Financial Officer.