Form 10-Q
period 2010-03-31
International Stem Cell CORP
filed 2010-05-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010 the Registrant had 71,364,435 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Condition

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$2,516,798	$726,829
Accounts receivable	160,053	130,988
Inventory	661,146	631,309
Prepaid assets	231,707	245,976

Total Current Assets	3,569,704	1,735,102
Property and equipment, net	1,226,714	1,209,509
Patent licenses, net	785,415	737,507
Deposits and other assets	21,880	22,383

Total assets	$5,603,713	$3,704,501

Liabilities, and Stockholders’ Equity
Accounts payable	$550,538	$369,050
Accrued expenses	559,669	631,762
Advances	250,000	250,000
Related party payables	480,451	469,673
Warrants to purchase common stock	6,081,253	1,103,223

Total liabilities	7,921,911	2,823,708

Long-Term Perpetual Preferred Stock	4,539,300	2,033,288

Commitments and contingencies

Stockholders’ Equity
Common Stock, $.001 par value, 200,000,000 shares authorized, 63,483,533 shares and 56,034,835 shares issued at March 31, 2010 and December 31, 2009, respectively	63,484	56,035
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 2,800,484 shares and 3,000,043 shares issued at March 31, 2010 and December 31, 2009, respectively	2,800	3,000
Note receivable on Perpetual Preferred Stock	(5,789,123)	(2,708,988)
Additional paid-in capital	43,797,936	38,067,152
Deficit accumulated during the development stage	(44,932,595)	(36,569,694)

Total members’ deficit and stockholders’ equity	(6,857,498)	(1,152,495)

Total liabilities, stockholders’ equity	$5,603,713	$3,704,501

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2010
	2010	2009
Revenues
Product sales	$272,626	$183,299	$1,803,311
Royalties and license	—	—	135,000

	272,626	183,299	1,938,311

Development expenses
Cost of sales	146,376	290,162	1,137,207
Research and development	584,069	547,601	11,070,335
Marketing	133,418	135,499	1,672,410
General and administrative	1,576,438	1,094,608	17,828,546

Total development expenses	2,440,301	2,067,870	31,708,498

Loss from development activities	(2,167,675)	(1,884,571)	(29,770,187)

Other income (expense)
Miscellaneous income/expense	(20,393)	—	(104,363)
Dividend and interest income	25,649	41	90,889
Interest expense	(7,274)	(74,192)	(2,218,269)
Sublease income	1,400	2,100	47,629
Change in market value of warrants	(4,956,541)	—	(5,756,139)

Total other expense	(4,957,159)	(72,051)	(7,940,253)

Loss before income taxes	(7,124,834)	(1,956,622)	(37,710,440)
Provision for income taxes	—	—	6,800

Net loss	$(7,124,834)	$(1,956,622)	$(37,717,240)

Dividends on preferred stock	$(1,238,067)	$(1,480,000)	$(7,215,355)

Net loss attributable to common shareholders	$(8,362,901)	$(3,436,622)	$(44,932,595)

Net loss per share computation:
Weighted average shares outstanding	60,598,632	36,358,890

Net loss per share – Basic and Diluted	$(0.14)	$(0.09)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
			Issued		Note Subscription on Perpetual
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—
Members contribution									100,000
Net loss for the period from inception									(140,996)
Balance at December 31, 2001									(40,996)
Members contributions									250,000
Net loss for the year ended									(390,751)
Balance at December 31, 2002									(181,747)
Members contributions									195,000
Net loss for the year ended									(518,895)
Balance at December 31, 2003									(505,642)
Members contribution									1,110,000
Net loss for the year ended									(854,718)
Activity through December 31, 2004									(250,360)
Members contributions									780,000
Net loss for the year ended December 31, 2002									(1,385,745)
Balance at December 31, 2005									(856,105)
Members contribution									250,000
Effect of the Reorganization Transactions	20,000,000	20,000				2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210				(2,210)
Offering costs						(2,778,082)		(2,778,082)
Warrants issued for equity placement services						1,230,649		1,230,649
Warrants issued for services						222,077		222,077
Warrants issued with promissory note						637,828		637,828
Common stock issued for services	1,350,000	1,350				1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436				10,371,512		10,381,948
Stock-based compensation						842,374		842,374
Net loss for the year ended December 31, 2006							(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996				14,537,798	(9,875,032)	4,696,762	—
Offering costs						(382,124)		(382,124)
Warrants issued for equity placement services						169,249		169,249
Issuance of common stock	1,370,000	1,370				1,368,630		1,370,000
Warrants exercised	3,000	3				2,997		3,000
Stock-based compensation						427,496		427,496
Net loss for the year ended December 31, 2007							(6,071,983)	(6,071,983)

Balance at December 31, 2007	35,369,495	35,369	—	—		16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550		4,546,450		4,550,000
Warrants issued and beneficial conversion feature						910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041				593,358		596,399
Stock-based compensation						734,867		734,867
Deemed Dividend						1,581,627	(1,581,627)
Net loss for the year ended December 31, 2008							(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—	24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37			3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208				940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)		(3,177)
From conversion of debt	2,000,000	2,000				498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)	3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511				(3,511)
For cash	2,786,628	2,787				1,397,213		1,400,000
Stock-based compensation						409,625		409,625
Warrants issued for services						281,416		281,416
Options issued for services						106,058		106,058
Deemed Dividend						3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities						(303,628)	(301,415)	(605,043)
Equity placement shares						(250,000)		(250,000)
Dividend on preferred stock							(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)		(7,772,652)	(7,781,640)

Balance at December 31, 2009	56,034,835	56,035	3,000,043	3,000	(2,708,988)	38,067,152	(36,569,694)	(1,152,495)
Issuance of common stock
For services	200,000	200				293,800		294,000
From conversion of preferred stock	800,000	800	(200,000)	(200)		(600)
From conversion of debt
From exercise of warrants	3,721,571	3,722			(3,254,513)	4,287,569		1,036,778
From cashless exercise of warrants	1,427,823	1,428				(1,428)
For cash	1,299,304	1,299				865,859		867,158
Issuance of preferred stock			441
Stock-based compensation						285,584		285,584
Stock subscription					200,000		—	200,000
Deemed dividend on preferred stock							(1,036,778)	(1,036,778)
Accrued dividend and paid dividend							(201,289)	(201,289)
Net loss for the quarter ended March 31, 2010					(25,622)		(7,124,834)	(7,150,456)

Balance, March 31, 2010	63,483,533	$63,484	2,800,484	$2,800	$(5,789,123)	$43,797,936	$(44,932,595)	$(6,857,498)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2010
	2010	2009
Net loss	$(7,124,834)	$(1,956,622)	$(37,717,240)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66,494	37,812	724,914
Interest on perpetual preferred stock notes receivable	(25,622)		(34,610)
Accretion of discount on Notes Payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash compensation expense	307,073	380,678	3,108,909
Common stock issued for services	294,000	116,058	3,182,581
Amortization of Discount on Convertible Notes	—	67,227	1,080,962
Change in market value of warrants	4,956,541	—	5,756,139
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(29,065)	21,464	(160,053)
(Increase) decrease in inventory	(29,837)	107,022	(661,146)
(Increase) decrease in prepaid assets	14,269	(53,764)	(231,707)
(Increase) decrease in deposits and other assets	503	(1,679)	(21,880)
Increase (decrease) in accounts payable	181,488	121,033	550,538
Increase (decrease) in accrued liabilities	(72,093)	(77,803)	700,869
Increase (decrease) in related party payables	10,778	6,595	315,947

Net cash used in operating activities	(1,450,305)	(1,231,979)	(22,442,568)

Investing activities
Purchases of property and equipment	(66,848)	(67,478)	(1,691,433)
Payments for patent licenses and trademarks	(64,759)	(27,336)	(1,045,609)

Net cash used in investing activities	(131,607)	(94,814)	(2,737,042)

Financing activities
Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	867,158	—	14,116,338
Proceeds from issuance of preferred stock	2,410,750	2,000,000	12,260,750
Proceeds for issuance of convertible debt and advances	—	—	3,459,552
Proceeds from common stock subscription	200,000	—	200,000
Payment of promissory notes	—	—	(2,202,856)
Payment of loan payable	—	(100,000)	(625,000)
Payment of preferred stock dividend	(106,027)	—	(437,068)
Payment of offering costs	—	—	(1,760,308)

Net cash provided by financing activities	3,371,881	1,900,000	27,696,408

Net (decrease) increase in cash	1,789,969	573,207	2,516,798
Cash and cash equivalents, beginning of period	726,829	381,822	—

Cash and cash equivalents, end of period	$2,516,798	$955,029	$2,516,798

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,929	$6,704	$364,283

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2010
	2010	2009
Cash paid for income taxes	$3,265	$—	$13,613

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Deemed dividend on preferred stock	$1,036,778	$1,480,000	$6,683,025

Accrual of equity placement costs	$—	$—	$250,000

Accrual dividend	$95,262	$47,945	$128,550

Conversion of debt to common stock	$—	$400,000	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discounts on convertible debt from warrants	$—	$—	$269,632

Subscription receivable from exercise of warrants	$3,254,513	$—	$5,954,513
Cumulative effect adjustment - warranty to purchase common stock	$—	$—	$405,313

Conversion of preferred stock	$800	$—	$1,400

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $550,000 per month, excluding capital expenditures. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2010. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation for the year ended December 31, 2009. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’ audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and adjusted accordingly.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $1,044,598 and $849,313 at March 31, 2010 and 2009, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $16,851 and $13,755, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at March 31, 2010. See Note 4 for a discussion on the Company’s patent licenses.

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

Fair Value Measurements

During 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The table below sets forth a summary of the fair values of the Company’s warrants as of March 31, 2010.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$6,081,253	$—	$—	$6,081,253

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature. In accordance with the provisions of ASC Topic 815, Derivatives and Hedge Accounting, we calculated the fair value of warrants using the Black Scholes option pricing model and the assumptions used are described above. For the three months ended March 31, 2010, we recorded a increase in market value of $4,956,541. The fair value of the outstanding warrants to purchase common stock as of March 31, 2010 was $6,081,253.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 is not expected to have a material impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. Currently, certain credit derivative features embedded in beneficial interests in securitized financial assets are not accounted for as derivatives. The new guidance will eliminate the scope exception for embedded credit derivatives (except those that are created solely by subordination) and provides new guidance on the evaluation to be performed. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The new guidance is effective at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. At adoption, a company may make a one-time election to apply the fair value option on an instrument-by-instrument basis for any beneficial interest in securitized financial assets. The Company is determining the impact that ASU 2010-11 may have on its financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 is not expected to have an impact on the Company’s financial statements.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2010, operating loss carryforwards of approximately $28,691,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $25,570,000. The increase in net operating loss carryforwards for the three months ended March 31, 2010 is approximately $3,121,000.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At March 31, 2010 and December 31, 2009, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $2,037,426 and $526,086, respectively. Excess funds are invested in government securities only.

Income (Loss) Per Common Share

The provisions of ASC Topic 260, Earnings Per Share, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2010, there were approximately 7,754,827 warrants, 6,044,781 vested stock options issued within the Company’s 2006 stock option plan as well as stock options issued outside the 2006 stock option plan and 14,648,849 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. The weighted average number of shares prior to 2006 was calculated based on the members’ contribution, as if converted to shares in the ratio of the share exchange with BTHC III.

Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended March 31, 2010 and 2009 or the period from inception through March 31, 2010.

2. Inventory

Inventories are accounted for using the First in First out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	March 31, 2010	December 31, 2009
Raw materials	$149,106	$133,192
Work in process	177,166	189,679
Finished goods	334,874	308,438

	$661,146	$631,309

3. Property and Equipment

Property and equipment consists of the following:

	March 31, 2010	December 31, 2009
Machinery and equipment	$663,676	$660,282
Computer equipment	200,206	196,665
Office equipment	72,306	72,307
Leasehold improvements	721,783	661,870

	1,657,971	1,591,124
Accumulated depreciation and amortization	(431,257)	(381,615)

	$1,226,714	$1,209,509

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

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	March 31, 2010	December 31, 2009
Management fee	$299,282	$292,009
Loan payable	181,169	177,664

Related party payables	$480,451	$469,673

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

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of March 31, 2010, no revenues were realized from this agreement.

	March 31, 2010	December 31, 2009
Bio Time, Inc	$250,000	$250,000

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

June 30, 2009
Expected life (years)	4.0
Expected volatility	74.55%
Risk-free interest rate	1.44%
Expected dividend yield	0.0%

During the three months ended March 31, 2010, no Series A or B warrants were exercised and as of March 31, 2010, had outstanding warrants to purchase an aggregate of 3,100,000 shares of common stock.

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

During the quarter ended March 31, 2010, the Company drew $2.4 million of the private equity financing and issued 24 shares of the Series E Preferred Stock, as well as issued 3.7 million warrants which were immediately exercised to purchase 3.7 million shares of the Company’s common stock under the S-1 filed in July 2009.

Perpetual Preferred Stock

As part of the Series E financing agreement, the Company recorded a Perpetual Preferred Stock equal to the amount of financing received during the year, plus accrued dividends, and Note Receivable equal to 135% of financing received, which represents the amount of warrant coverage per the agreement, plus accrued interest. In accordance with Accounting Standards Update 480-10 (FAS Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), we classified the Note Receivable as contra Equity (“Note subscription on Perpetual Preferred Stock”) and the Perpetual Preferred Stock as a liability (“Long Term Perpetual Preferred Stock”). The Note Receivable accrues interest at a rate of 2% per year and the Perpetual Preferred Stock accrues a 10% dividend per year. The Company allocated the proceeds of the Series E Preferred Stock according to the value of the preferred stock and the fair value of the warrants. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate ranging from 2.40% to 2.65%, volatility rate ranging from 64.46% to 65.33%, term of five years, and exercise price ranging from $0.56 to $0.74. Value allocated to the warrants amounted to $1,036,778 and was recognized as deemed dividend for the quarter ended March 31, 2010.

8. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, Income Taxes, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2010, operating loss carryforwards of approximately $28,691,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $25,570,000. The increase in carryforwards for the three months ended March 31, 2010 is approximately $3,121,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the three months ended March 31, 2010 and year ended December 31, 2009 follows:

	March 31, 2010	December 31, 2009
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	March 31, 2010	December 31, 2009
Deferred tax assets (liabilities)
Net operating loss carryforwards	$3,121,000	$10,106,000
Accrued expenses	560,000	632,000
Research and Development tax credit (Fed and St.)	70,000	184,000

Deferred tax assets	3,751,000	10,922,000
Valuation allowance	(3,751,000)	(10,922,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	March 31, 2010	December 31, 2009
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

Expected Life - The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company estimates the expected life of options granted to be 4.0 years.

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the calculation. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate, which was 105% for the quarter ended March 31, 2010, and was 68% for the year ended December 31, 2009.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2010:

Three Months Ended March 31, 2010
Risk free interest rate	1.8%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	105.5%
Weighted-average expected life of options	4.0 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the three months ended March 31, 2010 and 2009, $285,584 and $99,262 was recognized as stock-based compensation expense, respectively. Unrecognized compensation cost related to stock options as of March 31, 2010 was $2,185,343 and the weighted-average life of these outstanding stock options is approximately 8.46 years.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of March 31, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	2,228,500	7.50	$1.00	1,912,300	$1.00
$2.76	50,000	7.25	$2.76	36,000	$1.00
$3.20	170,000	7.75	$3.20	115,600	$3.20
$1.45	300,000	7.83	$1.45	192,000	$1.45
$1.15	30,000	6.75	$1.00	12,000	$1.00
$1.00	170,000	8.25	$1.00	81,800	$1.00
$0.45	1,620,200	8.67	$0.45	770,100	$0.45
$0.39	456,800	8.92	$0.39	139,900	$0.39
$0.22	145,000	8.08	$0.22	31,400	$0.22
$0.49	663,600	9.33	$0.49	129,800	$0.49
$0.86	5,000	9.35	$0.86	200	$0.86
$0.49	428,571	9.55	$0.70	22,858	$0.70
$0.59	1,632,966	9.75	$0.59	115,878	$0.59
$1.58	500,000	9.98	$1.58	10,000	$1.58

	8,400,637			3,569,836

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	8,102,037	$0.76
Granted	500,000	$1.58
Exercised	(133,500)	$0.74
Canceled/forfeited	(67,900)	$0.58

Outstanding at March 31, 2010	8,400,637	$0.81

Warrants

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting its warrants and resulted in a deemed dividend of $336,522. In 2007, Brookstreet Securities Corporation earned 274,000 warrants as compensation for its services as placement agent for the raising of equity capital for the quarter. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

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

During the second quarter of 2008, the Company entered into an agreement to borrow $1.0 million and as part of this agreement, the Company issued warrants where the holder can purchase up to 2,000,000 shares of common stock from the Company at $0.25 per share until five years from the issuance of the warrants. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments, if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

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

10. Commitments and Contingencies

Leases

The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2010, are as follows:

Amount
2010	$161,375
2011	86,478
2012	—
2013	—
2014	—

Total	$247,853

11. Subsequent Events

On May 4, 2010, International Stem Cell Corporation (the “Company”) entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (the “Investor”), to sell for up to 10 million dollars ($10,000,000) up to one thousand (1,000) shares of Series F Preferred Stock (“Series F Preferred”) at a price of $10,000 per Series F Preferred share. The Company is entitled to determine the time and amount of Series F Preferred to be purchased by the Investor and the Company intends to sell all 1,000 shares of Series F Preferred at a single time. The Series F Preferred may not be converted into common stock and is redeemable by the Company. Under the terms of the Agreement, the Company provided the Investor with a non-refundable fee of 250,000 shares of Company common stock (the “Fee Shares”) and issued the Investor a warrant to purchase up to 7,000,000 shares of the Company’s common stock, with the exercise price of $1.93 per share. The Company has initiated the sale of the shares of Series F Preferred and the closing of the sale of the Series F Preferred is anticipated to take place in early June 2010.

The Company has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no other events, other than those described in these notes, have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2009. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion only represents our management’s best present assessment.

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

Results of Operations

Revenues

We are a development stage company and as such have generated nominal revenues. For the three months ended March 31, 2010, our product sales have continued to increase. We recognized $272,626 of product revenue for the three months ended March 31, 2010, compared to $183,299 for the three months ended March 31, 2009. Our product revenues have continued to increase due to the collaboration agreements we had in place during 2009 to provide stem cells and reagents to work with stem cells. Also, our sales and marketing teams have implemented new strategies to increase our product revenue which have been successful to date.

Cost of sales

Cost of sales for the quarter ended March 31, 2010, were $146,376, compared to $290,162 for the quarter ended March 31, 2009. As we refine our manufacturing processes, and our sales volume continues to increase, we anticipate our cost of sales as a percentage of sales to decrease and become more consistent as we build a consistent level of producing product.

Research and Development

Research and development expenses were $584,069, for the three months ended March 31, 2010, an increase of $36,468, or 7%, compared to $547,601 for the three months ended March 31, 2009. During the first quarter 2010, we have incurred additional salary expenses related to additional research scientists and our increased research activities. Although we had a small increase in research and development expenses, process we have put in place to gain efficiencies in our laboratory and production activities helped us reduce costs associated with our labs located in Oceanside, California and Walkersville, Maryland.

General and Administrative Expenses

General and administrative expenses were $1,576,438 for the three months ended March 31, 2010, an increase of $481,830 or 44%, compared to $1,094,608 for the three months ended March 31, 2009. The primary reason for the increase relates to the additional headcount, additional legal and accounting expense relating to our fund raising efforts, including an S-1 that was originally filed in January 2010, dividends incurred on Preferred Stock and other general corporate expenses.

Marketing Expense

Marketing expenses were $133,418 for the three months ended March 31, 2010, a decrease of $2,081, or 2%, compared to $135,499, for the three months ended March 31, 2009. During 2010, we continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals.

Liquidity and Capital Resources

At March 31, 2010, we had an increase in cash of $1,789,969 for the three months ended March 31, 2010, resulting from $3,371,881 million of cash provided by our financing activities, $1,450,305 million cash used in operating activities and $131,607 used in investment activities. Funds generated from previous financing activities were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $1,450,305 for the three months ended March 31, 2010 was primarily attributable to a net loss of $7,124,834. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $66,494, non-cash compensation expense of $307,073, change in market value of warrants of $4,956,541, stock issued for services of $294,000, an increase in accounts receivable of $29,065, an increase in inventory of $29,837, a decrease in prepaid assets of $14,269, a decrease in deposits and other assets of $503, an increase in accounts payable of $181,488, a decrease in accrued expenses of $72,093, and an increase in related party payables of $10,778, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $131,607 for the three months ended March 31, 2010 was primarily attributable to purchases of property and equipment of $66,848 consisting primarily of laboratory equipment for use in a variety of research projects and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $64,759 for the three months ended March 31, 2010.

Financing Cash Flows

Net cash provided by financing activities of $3,371,881 for the three months ended March 31, 2010 was primarily attributable to closing a Series E Preferred Stock financing round totaling $2,410,750. The Series E Preferred financing during the quarter was part of an existing agreement to raise five million dollars by issuing Series E Preferred Stock. During the quarter we also raised equity by offering common stock at a discount and have raised $867,158 during the quarter. On May 4, 2010, we entered into a Preferred Stock Purchase agreement to sell up to $10 million of 1,000 shares of Series F Preferred Stock. As part of this agreement, we issued 7,250,000 shares of our common stock which was registered under our S-1 at an exercise price of $1.93 per share. We anticipate the closing of the sale of the Series F Preferred to take place in early June 2010. The $10 million raised in this offering will be used in our research and develop activities, development of our commercial research products and for general working capital purposes.

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

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From the last date reported on Form 8-K filed on February 3, 2010, the Company has issued an additional 2,687,035 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued (i) a total of 1,283,944 shares upon conversion of previously issued shares of preferred stock or warrants held by a total of five investors, (ii) a total of 1,040,661 shares of common stock for total consideration of $575,000 from a stock purchase by three accredited investor, and (iii) a total of 362,426 shares of common stock issued for consideration of $410,750 in conjunction with the Series E Preferred Stock. The shares of common stock issued in clauses (ii) and (iii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares of common stock issued in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2009).

4.2	Form of Lifeline Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 29, 2006).

4.3	Form of Lifeline Warrant held by ISC Bridge lenders (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 29, 2006).

4.4	Placement Agents Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 29, 2006).

4.5	Certificate of designation or rights, preferences, privileges and restrictions of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuers Form 8-K filed on January 17, 2008).

4.6	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.7	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.8	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.9	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.10	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

4.11	Certificate of Designation of Series E Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on July 6, 2009).

4.12	Certificate of Designation of Preferences, Rights and Limitations of the Series F Preferred of International Stem Cell Corporation dated May 4, 2010 (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on May 4, 2010).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: May 14, 2010

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ RAY WOOD
	Name:	Ray Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)