Form 10-Q
period 2010-06-30
International Stem Cell CORP
filed 2010-08-06
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 28, 2010 the Registrant had 71,714,792 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Condition

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$7,631,449	$726,829
Accounts receivable	307,138	130,988
Inventory	702,474	631,309
Prepaid assets	278,630	245,976

Total current assets	8,919,691	1,735,102
Property and equipment, net	1,307,292	1,209,509
Patent licenses, net	863,129	737,507
Deposits and other assets	22,994	22,383

Total assets	$11,113,106	$3,704,501

Liabilities and Stockholders’ Equity (deficit)
Accounts payable	$751,205	$369,050
Accrued expenses	492,161	631,762
Advance	250,000	250,000
Related party payables	—	469,673
Warrants to purchase common stock	—	1,103,223

Total current liabilities	1,493,366	2,823,708

Long-Term Perpetual Preferred Stock	—	2,033,288

Commitments and contingencies

Stockholders’ Equity (deficit)
Common Stock, $.001 par value, 200,000,000 shares authorized, 71,712,792 shares and 56,034,835 shares issued at June 30, 2010 and December 31, 2009, respectively	71,712	56,035
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 2,800,043 shares and 3,000,043 shares issued at June 30, 2010 and December 31, 2009, respectively	2,800	3,000
Note receivable on Perpetual Preferred Stock	—	(2,708,988)
Additional paid-in capital	51,857,298	38,067,152
Deficit accumulated during the development stage	(42,312,070)	(36,569,694)

Total stockholders’ equity (deficit)	9,619,740	(1,152,495)

Total liabilities and stockholders’ equity (deficit)	$11,113,106	$3,704,501

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (August 2001) through June 30, 2010
	2010	2009	2010	2009
Revenues
Product sales	$441,118	$388,810	$713,744	$572,109	$2,244,429
Royalties and license	—	—	—	—	135,000

Total revenue	$441,118	$388,810	$713,744	$572,109	$2,379,429

Development expenses
Cost of sales	214,330	260,179	360,706	550,341	1,351,537
Research and development	754,000	524,449	1,338,069	1,072,050	11,824,335
Marketing	291,576	128,021	424,994	263,520	1,963,986
General and administrative	2,033,615	1,574,191	3,408,821	2,377,379	19,660,929

Total development expenses	3,293,521	2,486,840	5,532,590	4,263,290	34,800,787

Loss from development activities	(2,852,403)	(2,098,030)	(4,818,846)	(3,691,181)	(32,421,358)

Other income (expense)
Settlement with related company	—	—	—	—	(92,613)
Miscellaneous expense	(256)	—	(20,649)	—	(12,006)
Dividend income	350	52	25,999	93	91,239
Interest expense	(6,805)	(74,106)	(14,079)	(81,071)	(2,225,074)
Sublease income	2,125	2,100	3,525	4,200	49,754
Change in market value of warrants	5,276,282	(2,055,777)	319,741	(2,055,777)	(479,857)

Total other income (expense)	5,271,696	(2,127,731)	314,537	(2,132,555)	(2,668,557)

Income (Loss) before income taxes	2,419,293	(4,225,761)	(4,504,309)	(5,823,736)	(35,089,915)
Provision for income taxes	—	—	—	—	(6,800)

Net income (loss)	$2,419,293	$(4,225,761)	$(4,504,309)	$(5,823,736)	$(35,096,715)

Dividends on preferred stock	$—	$—	$(1,238,067)	$(1,480,000)	$(7,215,355)
Net income (loss) attributable to common shareholders	$2,419,293	$(4,225,761)	$(5,742,376)	$(7,303,736)	$(42,312,070)

Basic earnings per common share	$0.04	$(0.10)	$(0.09)	$(0.18)

Diluted earnings per common share	$0.02	$—	$—	$—

Share used in per share calculations:
Weighted average shares outstanding	68,676,504	41,263,099	64,789,250	41,684,918

Weighted average shares outstanding on a Fully Diluted Basis	114,797,830	—	—	—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Note Subscription	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Members’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—
Members contribution									100,000
Net loss for the period from inception									(140,996)

Balance at December 31, 2001									(40,996)
Members contributions									250,000
Net loss for the year ended									(390,751)

Balance at December 31, 2002									(181,747)
Members contributions									195,000
Net loss for the year ended									(518,895)

Balance at December 31, 2003									(505,642)
Members contribution									1,110,000
Net loss for the year ended									(854,718)

Activity through December 31, 2004									(250,360)
Members contributions									780,000
Net loss for the year ended December 31, 2005									(1,385,745)

Balance at December 31, 2005									(856,105)
Members contribution									250,000
Effect of the Reorganization Transactions	20,000,000	20,000				2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210				(2,210)
Offering costs						(2,778,082)		(2,778,082)
Warrants issued for equity placement services						1,230,649		1,230,649
Warrants issued for services						222,077		222,077
Warrants issued with promissory note						637,828		637,828
Common stock issued for services	1,350,000	1,350				1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436				10,371,512		10,381,948
Stock-based compensation						842,374		842,374
Net loss for the year ended December 31, 2006							(6,583,927)	(6,583,927)

	Common Stock		Preferred Stock		Note Subscription	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (deficit)	Members’ Equity Deficit

	Shares	Amount	Shares	Amount
Balance at December 31, 2006	33,996,495	33,996				14,537,798	(9,875,032)	4,696,762	—
Offering costs						(382,124)		(382,124)
Warrants issued for equity placement services						169,249		169,249
Issuance of common stock	1,370,000	1,370				1,368,630		1,370,000
Warrants exercised	3,000	3				2,997		3,000
Stock-based compensation						427,496		427,496
Net loss for the year ended December 31, 2007							(6,071,983)	(6,071,983)

Balance at December 31, 2007	35,369,495	35,369	—	—		16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550		4,546,450		4,550,000
Warrants issued and beneficial conversion feature						910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041				593,358		596,399
Stock-based compensation						734,867		734,867
Deemed Dividend						1,581,627	(1,581,627)
Net loss for the year ended December 31, 2008							(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—	24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37			3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208				940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)		(3,177)
From conversion of debt	2,000,000	2,000				498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)	3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511				(3,511)
For cash	2,786,628	2,787				1,397,213		1,400,000
Stock-based compensation						409,625		409,625
Warrants issued for services						281,416		281,416
Options issued for services						106,058		106,058
Deemed Dividend						3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities						(303,628)	(301,415)	(605,043)
Equity placement shares						(250,000)		(250,000)
Dividend on preferred stock							(364,329)	(364,329)

	Common Stock		Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (deficit)	Members’ Equity Deficit
					Note Subscription
	Shares	Amount	Shares	Amount
Net loss for the year ended December 31, 2009					(8,988)		(7,772,652)	(7,781,640)

Balance at December 31, 2009	56,034,835	56,035	3,000,043	3,000	(2,708,988)	38,067,152	(36,569,694)	(1,152,495)
Issuance of common stock
For services	540,000	540				831,660		832,200
From conversion of preferred stock	800,000	800	(200,000)	(200)		(600)
From conversion of debt
From exercise of warrants	3,721,571	3,722			(3,254,513)	4,287,569		1,036,778
From cashless exercise of warrants	1,486,579	1,486				(1,486)
For cash	9,129,807	9,129				8,826,420		8,835,549
Issuance of preferred stock
Stock-based compensation						491,435		491,435
Stock subscription							—
Swap out of NR and perpetual preferred stock					5,989,123	(1,449,823)		4,539,300
Deemed dividend on preferred stock							(1,036,778)	(1,036,778)
Accrued dividend and paid dividend							(201,289)	(201,289)
Change in warrant classification						804,971		804,971
Net loss for the six months ended June 30, 2010					(25,622)		(4,504,309)	(4,529,931)

Balance, June 30, 2010	71,712,792	$71,712	2,800,043	$2,800	$—	$51,857,298	$(42,312,070)	$9,619,740

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Inception (August 2001) through June 30, 2010
	2010	2009
Net loss	$(4,504,309)	$(5,823,736)	$(35,096,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	134,074	82,733	792,494
Interest on perpetual preferred stock notes receivable	(25,622)		(34,610)
Accretion of discount on Notes Payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	281,416	222,077
Non-cash compensation expense	512,924	333,203	3,314,760
Common stock issued for services	832,200	146,000	3,720,781
Amortization of Discount on Convertible Notes	—	67,227	1,080,962
Change in market value of warrants	(319,741)	2,055,777	479,857
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(176,150)	(30,892)	(307,138)
(Increase) decrease in inventory	(71,165)	62,472	(702,474)
(Increase) decrease in prepaid assets	(32,654)	(115,362)	(278,630)
(Increase) decrease in deposits and other assets	(611)	(1,125)	(22,994)
Increase (decrease) in accounts payable	382,155	95,990	751,205
Increase (decrease) in accrued liabilities	(139,601)	335,284	633,361
Increase (decrease) in related party payables	(469,673)	13,353	(164,504)

Net cash used in operating activities	(3,878,173)	(2,497,660)	(24,870,436)

Investing activities
Purchases of property and equipment	(197,142)	(255,553)	(1,821,727)
Payments for patent licenses and trademarks	(160,337)	(87,480)	(1,141,187)

Net cash used in investing activities	(357,479)	(343,033)	(2,962,914)

Financing activities
Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	8,835,549	612,115	22,696,844
Proceeds from issuance of preferred stock	2,410,750	3,000,000	11,648,635
Proceeds from convertible debt and loan payable	—	—	1,360,000
Issuance of convertible promissory notes	—	—	2,099,552
Payment of promissory notes	—	—	(2,202,856)
Payment of loan payable	—	—	(625,000)
Payment of preferred stock dividend	(106,027)	—	(437,068)
Payment of offering costs	—	—	(1,760,308)

Net cash provided by financing activities	11,140,272	3,612,115	35,464,799

Net (decrease) increase in cash	6,904,620	771,422	7,631,449
Cash and cash equivalents, beginning of period	726,829	381,822	—

Cash and cash equivalents, end of period	$7,631,449	$1,153,244	$7,631,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,115	$277	$371,469

	Six Months Ended June 30,		Inception (August 2001 through June 30, 2010
	2010	2009
Cash paid for income taxes	$800	$3,265	$13,613

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Deemed dividend on preferred stock	$1,036,778	$1,480,000	$6,683,025

Payment of dividend through reduction of liability	$201,289	$—	$201,289

Accrual of equity placement costs	$—	$250,000	$250,000

Accrual of dividend	$95,262	$—	$128,550

Conversion of debt to common stock	$—	$500,000	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discounts on convertible debt from warrants	$—	$—	$269,632

Conversion of preferred stock	$800	$600	$1,400

Non-cash sale of preferred stock	$—	$—	$381,700

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Business Combination and Corporate Restructure

BTHC III, Inc. (“BTHC III” or the “Company”) was organized in Delaware in June 2005 as a shell company to effect the reincorporation of BTHC III, LLC, a Texas limited liability company. On December 28, 2006, the Company effected a Share Exchange pursuant to which the Company acquired all of the stock of International Stem Cell Corporation, a California corporation (“ISC California”). After giving effect to the Share Exchange, the stockholders of ISC California owned 93.7% of our issued and outstanding shares of common stock. As a result of the Share Exchange, ISC California is now our wholly-owned subsidiary, though for accounting purposes it was deemed to have been the acquirer in a “reverse merger.” In the reverse merger, BTHC III is considered the legal acquirer and ISC California is considered the accounting acquirer. On January 29, 2007, we changed our name from BTHC III, Inc. to International Stem Cell Corporation.

Lifeline Cell Technology, LLC (“Lifeline”) was formed in the State of California on August 17, 2001. Lifeline is in the business of developing and manufacturing human embryonic stem cells and reagents free from animal protein contamination. Lifeline’s scientists have used a technology, called basal medium optimization to systematically eliminate animal proteins from cell culture systems. Lifeline is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, animal protein free embryonic stem cell (“ES cell”) products suitable for FDA approval.

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $700,000 per month, excluding capital expenditures. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2011. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $1,141,187 and $980,850 at June 30, 2010 and December 31, 2009, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $34,717 and $27,545, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at June 30, 2010. See Note 4 for a discussion on the Company’s patent licenses.

Product Sales

The Company recognizes revenue from product sale at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made.

Revenue Arrangements with Multiple Deliverables

The Company sometimes enters into revenue arrangements that contain multiple deliverables including any mix of products and/or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

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

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Fair Value Measurements

During 2008, the Company adopted authoritative guidance for fair value measurements and fair value disclosures. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of June 30, 2010.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$7,500,305	$7,500,305	$—	$—
LIABILITIES:
Warrants to purchase common stock	$—	$—	$—	$—

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature. In accordance with applicable authoritative guidance on Derivatives and Hedge Accounting, the Company calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described above. For the three and six months ended June 30, 2010, we recorded a decrease in market value of $5,276,282 and $319,741, respectively.

During the second quarter of 2010, the holders of the warrants issued to purchasers of Series A and B Preferred Stock all signed a waiver to give up their rights to the anti-dilution provisions related to the warrants. The modification to the Warrant Agreement, triggered the warrants to be re-valued at the date of modification and to be reclassified from a liability to equity. The re-valuation of the warrants resulted in a reduction in the warrant value of $319,741 which was recorded as a credit to income for the quarter. The adjusted value of the warrants of $804,971 was recorded as a credit to Additional Paid in Capital, thus eliminating the outstanding warrant liability as of June 30, 2010.

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

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. Currently, certain credit derivative features embedded in beneficial interests in securitized financial assets are not accounted for as derivatives. The new guidance will eliminate the scope exception for embedded credit derivatives (except those that are created solely by subordination) and provides new guidance on the evaluation to be performed. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The new guidance is effective at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. At adoption, a company may make a one-time election to apply the fair value option on an instrument-by-instrument basis for any beneficial interest in securitized financial assets. The provisions of ASU 2010-11 are not expected to have an impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 are not expected to have an impact on the Company’s financial statements.

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2010, operating loss carryforwards of approximately $27,596,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $25,570,000. The increase in net operating loss carryforwards for the six months ended June 30, 2010 is approximately $2,026,000.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At June 30, 2010, the Company did not have any cash in banks in excess of the FDIC insurance limits. Also, at June 30, 2010, the Company had $7,500,305 of cash in accounts which are under the Securities Investor Protection Corporation (SIPC). For December 31, 2009, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC insurance limit amounted to $526,086. Excess funds are invested in government securities only.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2010, there were approximately 7,682,678 warrants, 6,301,481 vested stock options issued within the Company’s 2006 and 2010 stock option plan as well as stock options issued outside the 2006 and 2010 stock option plan and 13,227,100 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and six months ended June 30, 2010 and 2009 or the period from inception through June 30, 2010.

2. Inventory

Inventories are accounted for using the First in First out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	June 30, 2010	December 31, 2009
Raw materials	$180,485	$133,192
Work in process	3,877	189,679
Finished goods	518,112	308,438

	$702,474	$631,309

3. Property and Equipment

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Machinery and equipment	$696,521	$660,282
Computer equipment	206,626	196,665
Office equipment	74,616	72,307
Leasehold improvements	810,501	661,870

	1,788,264	1,591,124
Accumulated depreciation and amortization	(480,972)	(381,615)

	$1,307,292	$1,209,509

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

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	June 30, 2010	December 31, 2009
Management fee	$—	$292,009
Loan payable	—	177,664

Related party payables	$—	$469,673

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

In June 2010, both the management fees and loan payables were paid in full.

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

Pursuant to an extension agreement designed to allow its lender additional time in which to elect to convert the remaining balance of the Company’s bridge financing, thus reducing the Company’s need for future capital, on February 5, 2009, the Company and Gemini Master Fund Ltd. extended the due date for the remaining $400,000 balance of the Promissory Note previously issued to Gemini

Master Fund Ltd. from its original due date of January 31, 2009 to a new due date of April 5, 2009. The Company deposited the remaining balance of the note in an interest bearing escrow account, which would have been released to the lender if the note balance was not converted to common stock of the Company; and the principal amount of the note that is converted to common stock will be released to the Company. The Company re-paid $500,000 of the original $1,000,000 note prior to its due date and tendered the remaining balance prior to entering into this extension. Gemini Master Fund Ltd. converted all of the $500,000 of the note into common stock as of September 30, 2009. Gemini Master Fund Ltd. has released all liens against the Company’s assets.

In accordance with applicable authoritative guidance, the Company allocated the $850,000 proceeds according to the value of the convertible note and the warrants based on their relative fair values. Fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3.22%, volatility rate of 59.5%, term of five years, and exercise price of $0.25.

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

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of June 30, 2010, no revenues were realized from this agreement.

	June 30, 2010	December 31, 2009
Bio Time, Inc	$250,000	$250,000

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

In accordance with the applicable authoritative guidance, the Company allocated the proceeds of the Series A and B preferred stock according to the value of the convertible preferred stock and the warrants based on their relative fair values. Fair value of the warrants for Series A and Series B were determined using the Black-Scholes valuation model using risk-free interest rates of 3% and 3.37%, volatility rate of 65.0% and 57.9%, term of five years, and exercise price of $0.50.

In connection with the Series A and B rounds of financing, each investor received a warrant to purchase up to a number of shares of common stock for $1.00. Subsequently, the exercise price for those warrants was adjusted down to $0.25 per share. The following assumptions were used to calculate the fair value of the warrants using the Black-Scholes option pricing model.

June 30, 2010
Expected life (years)	4.0
Expected volatility	76.36%
Risk-free interest rate	0.95%
Expected dividend yield	0.0%

During the six months ended June 30, 2010, no Series A or B warrants were exercised and as of June 30, 2010, had outstanding warrants to purchase an aggregate of 3,100,000 shares of common stock.

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

During the second quarter of 2010, the holders of the warrants issued to the purchasers of Series A and B Preferred Stock signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price is now fixed at $0.25. The modification to the warrants resulted in the change in classification from a liability to equity and the warrants were re-valued at the date of modification. The re-valuation of the warrants resulted in a reduction in the warrant value of $5,276,282 which was recorded as a credit to income. The adjusted value of the warrants of $804,971 was reclassified to Additional Paid in Capital, thus eliminating any fair value of outstanding warrant liability as of June 30, 2010.

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

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to five million dollars ($5,000,000) up to fifty (50) shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009.

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

During the first two quarters, ended June 30, 2010, the Company drew $2.4 million of the private equity financing and issued 24 shares of the Series E Preferred Stock, as well as issued 3.7 million warrants which were immediately exercised to purchase 3.7 million shares of the Company’s common stock under the S-1 filed in July 2009.

On June 11, 2010, the Company entered into an Exchange Agreement (the “Optimus Exchange Agreement”) with Optimus Capital Partners, LLC (“Optimus”) under which the Company and Optimus agreed to exchange all of the Series E Preferred Stock previously issued to Optimus pursuant to the Preferred Stock Purchase Agreement dated June 30, 2009 (the “Optimus Preferred Stock Agreement”) for all of the promissory notes of Optimus (the “Optimus Notes”) issued to the Company in that transaction as payment for shares of the Company’s Common Stock. As part of the exchange transaction, the Company agreed to waive all accrued interest on the Optimus Notes and Optimus agreed to waive all accrued dividends and redemption premiums on the Series E Preferred Stock.

On May 4, 2010, International Stem Cell Corporation entered into a Preferred Stock Purchase Agreement with Socius CG II, Ltd., a Bermuda exempted company (the “Investor”), to sell for up to 10 million dollars ($10,000,000) up to one thousand (1,000) shares of Series F Preferred Stock (“Series F Preferred”) at a price of $10,000 per Series F Preferred share. The Company is entitled to determine the time and amount of Series F Preferred to be purchased by the Investor and the Company intends to sell all 1,000 shares of Series F Preferred at a single time. The Series F Preferred may not be converted into common stock and is redeemable by the Company. Under the terms of the Agreement, the Company provided the Investor with a non-refundable fee of 250,000 shares of Company common stock (the “Fee Shares”) and issued the Investor a warrant to purchase up to 7,000,000 shares of the Company’s common stock, with the exercise price of $1.93 per share, subject to adjustment. The closing of the sale of the Series F Preferred took place in early June 2010.

On June 11, 2010, the Company, entered into an Exchange Agreement (the “Socius Exchange Agreement”) with Socius CG II, Ltd. (“Socius”) under which the Company and Socius agreed to exchange all of the Series F Preferred Stock previously issued to Socius pursuant to the Preferred Stock Purchase Agreement dated May 4, 2010 (the “Socius Preferred Stock Agreement”) for all of the promissory notes of Socius (the “Socius Notes”) issued to the Company in that transaction as payment for shares of the Company’s Common Stock and a $2.5 million note issued in partial payment for the Socius Series F Preferred Stock. As part of the exchange transaction, the Company agreed to waive all accrued interest on the Socius Notes and Socius agreed to waive all accrued dividends and redemption premiums on the Socius Series F Preferred Stock.

Perpetual Preferred Stock

As part of the Series E financing agreement, the Company recorded a Perpetual Preferred Stock equal to the amount of financing received during the year, plus accrued dividends, and Note Receivable equal to 135% of financing received, which represents the amount of warrant coverage per the agreement, plus accrued interest. In accordance with applicable authoritative guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company classified the Note Receivable as contra Equity (“Note subscription on Perpetual Preferred Stock”) and the Perpetual Preferred Stock as a liability (“Long Term Perpetual Preferred Stock”). The Note Receivable accrues interest at a rate of 2% per year and the Perpetual Preferred Stock accrues a 10% dividend per year. The Company allocated the proceeds of the Series E Preferred Stock according to the value of the preferred stock and the fair value of the warrants. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rates ranging from 2.40% to 2.65%, volatility rate ranging from 64.46% to 65.33%, term of five years, and exercise price ranging from $0.56 to $0.74.

As a result of these two exchange transactions, all of the company’s obligations under previously outstanding Series E Preferred Stock and Series F Preferred Stock, which collectively had liquidation preferences of $15 million senior to the shares of the Company’s common stock and redemption premiums that started at 26% of the liquidation preference, retired and the Company no longer holds any promissory notes of either Socius or Optimus. Because the parties to these exchange transactions determined that the instruments and rights being exchanged were of equivalent value, neither party paid any cash to the other party to the exchange transaction. Therefore, as of June 30, 2010, the Company reversed out all of the Perpetual Preferred Stock and the Notes Receivable related to the Perpetual Preferred Stock.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2010, operating loss carryforwards of approximately $27,596,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $25,570,000. The increase in carryforwards for the six months ended June 30, 2010 is approximately $2,026,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the six months ended June 30, 2010 and year ended December 31, 2009 follows:

	June 30, 2010	December 31, 2009
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2010	December 31, 2009
Deferred tax assets (liabilities)
Net operating loss carryforwards	$11,314,000	$10,106,000
Accrued expenses	202,000	632,000
Research and Development tax credit (Fed and St.)	141,000	184,000

Deferred tax assets	11,657,000	10,922,000
Valuation allowance	(11,657,000)	(10,922,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	June 30, 2010	December 31, 2009
Current	$—	$—
Deferred	—	—

Total	$—	$—

9. Stock Options and Warrants

The Company has adopted the 2006 Equity Participation Plan (the “2006 Plan”). The options granted under the 2006 Plan may be either qualified or non-qualified options. Up to 15,000,000 options may be granted to employees, directors and consultants under this Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”). The options granted under the 2010 Plan may be either qualified or non-qualified options. Up to 18,000,000 options may be granted to employees, directors and consultants under the 2010 Plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock option to purchase 10,257,593 shares of common stock to certain employees and consultants. These options vest over 50 months and expire not later than 10 years from the date of grant.

The Company accounts for stock-based compensation under provisions that require that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including the following:

Expected Life - The expected life of options granted represents the period of time for which the options are expected to be outstanding.

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the calculation. Therefore, the Company analyzed two competitor’s volatility rates over a five year period and averaged them into one rate.

Risk-Free Interest Rate - The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends - The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures - the Company estimates forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior years as a proxy for forfeitures.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Risk free interest rate	2.14%	1.86%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	72.91%	78.34%
Weighted-average expected life of options	5.3 Years	4.0 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the six months ended June 30, 2010 and 2009, 491,434 and $227,144 was recognized as stock-based compensation expense, respectively. Unrecognized compensation cost related to stock options as of June 30, 2010 was $1,643,967, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.9 years.

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the pans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued as of June 30, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22-$0.50	2,800,100	8.11	$0.44	1,227,000	$0.44
$0.51-$0.75	12,281,281	9.38	$0.61	1,474,881	$0.61
$0.76-$1.00	2,769,939	5.52	$1.00	2,588,339	$1.00
$1.01-$1.25	24,600	7.32	$1.15	13,800	$1.15
$1.26-$1.50	350,000	7.47	$1.43	210,000	$1.45
$1.52-$3.20	720,000	8.79	$2.04	204,800	$2.80

	18,945,920			5,718,820

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2009	8,112,037	$0.76
Granted	550,000	$1.55
Exercised	(413,000)	$0.84
Canceled/forfeited	(218,900)	$0.57

Outstanding at June 30, 2010	8,030,137	$0.81

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,049,593	$0.64
Granted	—	$—
Exercised	(105,061)	$0.97
Canceled/forfeited	(28,749)	$0.62

Outstanding at June 30, 2010	10,915,783	$0.64

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

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine to produce, make, and distribute Joint Products. As part of the agreement, the Company issued warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expire 4 years from date of grant.

10. Commitments and Contingencies

Leases

The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2010, are as follows:

Amount
2010	$93,317
2011	86,478
2012	—
2013	—
2014	—

Total	$179,795

11. Subsequent Events

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

Results of Operations

Revenues

We are a development stage company and as such have generated nominal revenues. During the three months ended June 30, 2010, our product sales have continued to increase. We recognized $441,118 of product revenue for the three months ended June 30, 2010, compared to $388,810 for the three months ended June 30, 2009.

Product revenue recognized for the six months ended June 30, 2010, amount to $713,744, compared to $572,109 for the six months ended June 30, 2009. The primary reason for the increase is due to collaboration agreements we had in place during 2009 to provide stem cells and reagents to work with stem cells. Also, our sales and marketing teams have implemented new strategies to increase our product revenue which are successful to date.

Cost of sales

Cost of sales for the quarter ended June 30, 2010, were $214,330, compared to $260,179 for the quarter ended June 30, 2009. Cost of sales for the six months ended June 30, 2010 were $360,706, compared to $550,341 for the six months ended June 30, 2009. As we refine our manufacturing processes, and our sales volume continues to increase, we anticipate our cost of sales as a percentage of sales to decrease and become more consistent as we build a consistent level of producing product.

Research and Development

Research and development expenses were $754,000, for the three months ended June 30, 2010, an increase of $229,551, or 44%, compared to $524,449 for the three months ended June 30, 2009. During 2010, we have incurred additional salary expenses related to additional research scientists and our increased research activities. Although we had an increase in research and development expenses, processes we have put in place to gain efficiencies in our laboratory and production activities helped us reduce the overall costs associated with our labs located in Oceanside, California and Walkersville, Maryland.

Research and development expenses for the six months ended June 30, 2010 were $1,338,069 an increase of $266,019, or 25%, compared to $1,072,050 for the six months ended June 30, 2009. The increase was primarily due to salary expenses related to additional research scientists and our increased research activities. Over time, we gained efficiencies in our laboratory activities and streamlined our production activities to reduce costs for our labs located in Oceanside, California and Walkersville, Maryland.

General and Administrative Expenses

General and administrative expenses were $2,033,615 for the three months ended June 30, 2010, an increase of $459,424 or 29%, compared to $1,574,191 for the three months ended June 30, 2009. The primary reason for the increase relates to the additional headcount, additional legal and accounting expense relating to our fund raising efforts during the second quarter of 2010.

General and administrative expenses for the six months ended June 30, 2010 were $3,408,821, an increase of $1,031,442, or 43%, compared to $2,377,379 for the same period ended June 30, 2009. The increase can be attributed to our fund raising efforts during 2010, including an S-1 that was originally filed in January 2010, dividends incurred on Preferred Stock and other general corporate expenses.

Marketing Expense

Marketing expenses were $291,576 for the three months ended June 30, 2010, an increase of $163,555, or 128%, compared to $128,021, for the three months ended June 30, 2009. During 2010, we continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals.

Marketing expenses for the six months ended June 30, 2010 were $424,994, an increase of $161,474, or 61% compared to $263,520 for the six months ended June 30, 2009. During 2010, we continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals.

Liquidity and Capital Resources

At June 30, 2010, we had an increase in cash of $6,904,620 for the six months ended June 30, 2010, resulting from $11,140,272 million of cash provided by our financing activities, $3,878,173 million cash used in operating activities and $357,479 used in investment activities. Funds generated from previous financing activities were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $3,878,173 for the six months ended June 30, 2010 was primarily attributable to a net loss of $4,504,309. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $134,074, non-cash compensation expense of $512, 924, change in market value of warrants of $319,741, stock and warrants issued for services of $832,200, an increase in accounts receivable of $176,150, an increase in inventory of $71,165, an increase in prepaid assets of $32,654, an increase in deposits and other assets of $611, an increase in accounts payable of $382,155, a decrease in accrued expenses of $139,601, and a decrease in related party payables of $469,673, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $357,479 for the six months ended June 30, 2010 was primarily attributable to purchases of property and equipment of $197,142 consisting primarily of laboratory equipment for use in a variety of research projects and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $160,337 for the six months ended June 30, 2010.

Financing Cash Flows

Net cash provided by financing activities of $11,140,272 for the six months ended June 30, 2010 was primarily attributable to closing a Series E Preferred Stock financing round totaling $2,410,750 and Series F Preferred Stock financing of $7,500,000. The Series E Preferred financing during the six months was part of an existing agreement to raise five million dollars by issuing Series E Preferred Stock. During the six months we also raised equity by offering common stock at a discount and have raised $1,335,549. In June 2010, we closed on our Series F Preferred Stock financing round for $7,500,000 and issued 1,000 shares of Series F Preferred Stock. As part of this agreement, we issued 7,250,000 shares of our common stock which was registered under our S-1 at a net exercise price of $1.03 per share. The capital raised during the year has been and will be used in our research and develop activities, development of our commercial research products and for general working capital purposes.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments of $150,000 due each May to Advanced Cell Technology, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our condensed consolidated financial statements.

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

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From the last date reported on Form 10-Q filed on May 14, 2010, the Company has issued an additional 979,259 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued (i) a total of 65,006 shares upon conversion of previously issued shares of preferred stock or warrants held by a total of six investors, (ii) a total of 307,692 shares of common stock for total consideration of $200,000 from a stock purchase by two accredited investors, and (iii) a total of 340,000 shares of common stock issued for consideration from Investor Relations services. The shares of common stock issued in clauses (ii) and (iii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares of common stock issued in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K filed March 30, 2010).

4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuers Form 8-K filed on January 17, 2008).

4.3	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.4	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.5	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.6	Certificate of Designation of Series E Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on July 6, 2009).

4.7	Certificate of Designation of the Series F Preferred Stock of International Stem Cell Corporation dated May 4, 2010 (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on May 5, 2010).

4.8	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.9	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

10.1	2010 Equity Participation Plan (incorporated by reference to Appendix A.of the Issuer’s SCHEDULE 14A filed March 30, 2010)

10.2	Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Issuer’s form 8-K filed May 5, 2010)

10.3	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.2 of the Issuer’s form 8-K filed May 19, 2010)

10.4	Exchange Agreement with Socius CG II, Ltd dated June 11, 2010.

10.5	Exchange Agreement with Optimus Capitol Partners, LLC dated June 11, 2010.

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: August 6, 2010

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ RAY WOOD
	Name:	Ray Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)