Form 10-Q
period 2010-09-30
International Stem Cell CORP
filed 2010-11-08
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010 the Registrant had 72,456,463 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Position

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$5,957,773	$726,829
Accounts receivable	184,795	130,988
Inventory	765,131	631,309
Prepaid assets	293,339	245,976

Total current assets	7,201,038	1,735,102
Property and equipment, net	1,304,714	1,209,509
Patent licenses, net	938,449	737,507
Deposits and other assets	49,411	22,383

Total assets	$9,493,612	$3,704,501

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$698,717	$369,050
Accrued expenses	579,587	631,762
Advances	250,000	250,000
Related party payables	—	469,673
Warrants to purchase common stock	—	1,103,223

Total liabilities	1,528,304	2,823,708

Long-Term Perpetual Preferred Stock	—	2,033,288

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 200,000,000 shares authorized, 72,281,503 shares and 56,034,835 shares issued at September 30, 2010 and December 31, 2009, respectively	72,282	56,035
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 2,800,043 shares and 3,000,043 shares issued at September 30, 2010 and December 31, 2009, respectively	2,800	3,000
Note receivable on Perpetual Preferred Stock	—	(2,708,988)
Additional paid-in capital	53,154,583	38,067,152
Deficit accumulated during the development stage	(45,264,357)	(36,569,694)

Total stockholders’ equity (deficit)	7,965,308	(1,152,495)

Total liabilities and stockholders’ equity (deficit)	$9,493,612	$3,704,501

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (August 2001) through September 30, 2010
	2010	2009	2010	2009
Revenues
Product Sales	$348,984	$298,661	$1,062,728	$870,770	$2,593,413
Royalties and license	—	—	—	—	135,000

Total development expenses	348,984	298,661	1,062,728	870,770	2,728,413

Development expenses
Cost of sales	149,573	191,466	510,279	741,807	1,501,110
Research and development	714,392	560,063	2,052,461	1,632,113	12,538,727
Marketing	22,486	126,046	447,480	389,566	1,986,472
General and administrative	2,402,675	1,479,349	5,811,496	3,856,728	22,063,604

Total development expenses	3,289,126	2,356,924	8,821,716	6,620,214	38,089,913

Loss from development activities	(2,940,142)	(2,058,263)	(7,758,988)	(5,749,444)	(35,361,500)

Other income (expense)
Settlement with related company	—	—	—	—	(92,613)
Miscellaneous expense	(1,069)	(2,714)	(21,718)	(2,714)	(13,075)
Dividend income	1,124	137	27,123	230	92,363
Interest expense	—	(6,421)	(14,079)	(87,492)	(2,225,074)
Sublease income	2,100	2,100	5,625	6,300	51,854
Change in market value of warrants	—	408,256	319,741	(1,647,521)	(479,857)

Total other income (expense)	2,155	401,358	316,692	(1,731,197)	(2,666,402)

Loss before income taxes	(2,937,987)	(1,656,905)	(7,442,296)	(7,480,641)	(38,027,902)
Provision for income taxes	—	—	—	—	6,800

Net loss	$(2,937,987)	$(1,656,905)	$(7,442,296)	$(7,480,641)	$(38,034,702)

Deemed and paid dividend on preferred stock	14,300	1,000,000	1,252,367	2,480,000	7,229,655

Net loss attributable to common shareholders	$(2,952,287)	$(2,656,905)	$(8,694,663)	$(9,960,641)	$(45,264,357)

Net loss per share computation:
Weighted average shares outstanding	71,907,000	43,871,924	67,187,905	48,165,382

Net loss per share – Basic and Diluted	$(0.04)	$(0.06)	$(0.13)	$(0.21)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
			Issued		Note Subscription on Perpetual
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—
Members contribution									100,000
Net loss for the period from inception									(140,996)

Balance at December 31, 2001									(40,996)
Members contributions									250,000
Net loss for the year ended									(390,751)

Balance at December 31, 2002									(181,747)
Members contributions									195,000
Net loss for the year ended									(518,895)

Balance at December 31, 2003									(505,642)
Members contributions									1,110,000
Net loss for the year ended									(854,718)

Balance at December 31, 2004									(250,360)
Members contributions									780,000
Net loss for the year ended December 31, 2002									(1,385,745)

Balance at December 31, 2005									(856,105)
Members contributions									250,000
Effect of the Reorganization Transactions	20,000,000	20,000				2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210				(2,210)
Offering costs						(2,778,082)		(2,778,082)
Warrants issued for equity placement services						1,230,649		1,230,649
Warrants issued for services						222,077		222,077
Warrants issued with promissory note						637,828		637,828
Common stock issued for services	1,350,000	1,350				1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436				10,371,512		10,381,948
Stock-based compensation						842,374		842,374
Net loss for the year ended December 31, 2006							(6,583,927)	(6,583,927)

	Common Stock		Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
			Issued		Note Subscription on Perpetual
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	33,996,495	33,996				14,537,798	(9,875,032)	4,696,762	—
Offering costs						(382,124)		(382,124)
Warrants issued for equity placement services						169,249		169,249
Issuance of common stock	1,370,000	1,370				1,368,630		1,370,000
Warrants exercised	3,000	3				2,997		3,000
Stock-based compensation						427,496		427,496
Net loss for the year ended December 31, 2007							(6,071,983)	(6,071,983)

Balance at December 31, 2007	35,369,495	35,369	—	—		16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550		4,546,450		4,550,000
Warrants issued and beneficial conversion feature						910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041				593,358		596,399
Stock-based compensation						734,867		734,867
Deemed Dividend						1,581,627	(1,581,627)
Net loss for the year ended December 31, 2008							(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—	24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37			3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208				940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)		(3,177)
From conversion of debt	2,000,000	2,000				498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)	3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511				(3,511)
For cash	2,786,628	2,787				1,397,213		1,400,000
Stock-based compensation						409,625		409,625
Warrants issued for services						281,416		281,416
Options issued for services						106,058		106,058
Deemed Dividend						3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities						(303,628)	(301,415)	(605,043)
Equity placement shares						(250,000)		(250,000)

	Common Stock		Preferred Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
			Issued		Note Subscription on Perpetual
	Shares	Amount	Shares	Amount
Dividend on preferred stock							(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)		(7,772,652)	(7,781,640)

Balance at December 31, 2009	56,034,835	56,035	3,000,043	3,000	(2,708,988)	38,067,152	(36,569,694)	(1,152,495)
Issuance of common stock
For services	649,167	649				969,751		970,400
From conversion of preferred stock	800,000	800	(200,000)	(200)		(600)
From conversion of debt
From exercise of warrants	4,181,115	4,181			(3,254,513)	4,413,931		1,163,599
From cashless exercise of warrants	1,486,579	1,487				(1,487)
For cash	9,129,807	9,130				8,826,419		8,835,549
Issuance of preferred stock
Stock-based compensation						1,524,269		1,524,269
Swap out of notes receivable and perpetual preferred stock					5,989,123	(1,449,823)		4,539,300
Deemed dividend on preferred stock							(1,036,778)	(1,036,778)
Accrued dividend and paid dividend							(215,589)	(215,589)
Change in warrant classification						804,971		804,971
Net loss for the nine months ended September 30, 2010					(25,622)		(7,442,296)	(7,467,918)

Balance, September 30, 2010	72,281,503	$72,282	2,800,043	$2,800	$—	$53,154,583	$(45,264,357)	$7,965,308

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 31,		Inception (August 2001) through September 30, 2010
	2010	2009
Net loss	$(7,442,296)	$(7,480,641)	$(38,034,702)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	203,816	128,747	862,236
Interest on perpetual preferred stock notes receivable	(25,622)	—	(34,610)
Accretion of discount on Notes Payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	281,416	222,077
Non-cash compensation expense	1,545,758	450,609	4,347,594
Common stock issued for services	970,400	749,582	3,858,981
Amortization of Discount on Convertible Notes	—	67,227	1,080,962
Change in market value of warrants	(319,741)	1,647,521	479,857
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(53,807)	(43,034)	(184,795)
(Increase) decrease in inventory	(133,822)	(38,403)	(765,131)
(Increase) decrease in prepaid assets	(47,363)	(77,845)	(293,339)
(Increase) decrease in deposits and other assets	(27,028)	(351)	(49,411)
Increase (decrease) in accounts payable	329,667	366,899	698,717
Increase (decrease) in accrued liabilities	(52,175)	381,272	720,787
Increase (decrease) in related party payables	(469,673)	20,265	(164,504)

Net cash used in operating activities	(5,521,886)	(3,546,736)	(26,514,149)

Investing activities
Purchases of property and equipment	(244,786)	(650,283)	(1,869,371)
Payments for patent licenses and trademarks	(255,177)	(117,504)	(1,236,027)

Net cash used in investing activities	(499,963)	(767,787)	(3,105,398)

Financing activities
Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	8,835,549	1,319,231	22,084,729
Proceeds from issuance of preferred stock	2,410,750	3,000,000	12,260,750
Proceeds for issuance of convertible debt and loan payable	—	—	1,360,000
Proceeds from exercise of options and warrants	126,821	—	126,821
Issuance of convertible promissory note	—	—	2,099,552
Payment of promissory notes	—	—	(2,202,856)
Payment of loan payable	—	—	(625,000)
Payment of preferred stock dividend	(120,327)	—	(451,368)
Payment of offering costs	—	—	(1,760,308)

Net cash provided by financing activities	11,252,793	4,319,231	35,577,320

Net (decrease) increase in cash	5,230,944	4,708	5,957,773
Cash and cash equivalents, beginning of period	726,829	381,822	—

Cash and cash equivalents, end of period	$5,957,773	$386,530	$5,957,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,468	$88,327	$371,822

	Nine Months Ended September 30,		Inception (August 2001 through September 30, 2010
	2010	2009
Cash paid for income taxes	$800	$3,265	$11,148

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Deemed dividend on preferred stock	$1,036,778	$2,480,000	$6,683,025

Accrual of equity placement costs	$—	$250,000	$250,000

Accrual dividend	$95,262	$—	$128,550

Conversion of debt to common stock	$—	$500,000	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discounts on convertible debt from warrants	$—	$—	$269,632

Payment of dividend through reduction of liabilities	$201,289	$—	$201,289
Cumulative effect adjustment - warranty to purchase common stock	$—	$301,413	$301,413

Conversion of preferred stock	$800	$1,400	$1,400

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

Lifeline Cell Technology, LLC (“Lifeline”) was formed in the State of California on August 17, 2001. Lifeline is in the business of developing, manufacturing and marketing human primary cells, human stem cells and reagents necessary to culture them. Lifeline’s scientists have used a technology, called basal medium optimization, to systematically eliminate animal proteins from cell culture systems. Lifeline is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, animal protein free embryonic stem cell (“ES cell”) products suitable for FDA approval.

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

On June 4, 2009, the Company formed a new entity “Lifeline Skincare, Inc.” which is a wholly-owned subsidiary of ISC. This new entity was created to develop, manufacture and distribute skincare products.

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $600,000 per month, excluding capital expenditures. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2011. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $1,236,026 and $980,850 at September 30, 2010 and December 31, 2009, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $54,235 and $42,695, respectively, and are included as part of research and development expenses. Additional information regarding patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at September 30, 2010. See Note 4 for a discussion on the Company’s patent licenses.

Product Sales

The Company recognizes revenue from product sale at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the return has expired.

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

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of September 30, 2010.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5,791,425	$5,791,425	$—	$—

LIABILITIES:
Warrants to purchase common stock	$—	$—	$—	$—

During the second quarter of 2010, the holders of the warrants issued to purchasers of Series A and B Preferred Stock all signed a waiver to give up their rights to the anti-dilution provisions related to the warrants. The modification to the Warrant Agreements triggered the warrants to be re-valued at the date of modification and to be reclassified from a liability to equity. The re-valuation of the warrants resulted in a reduction in the warrant value of $319,741 which was recorded as a credit to income. The adjusted value of the warrants of $804,971 was recorded as a credit to Additional Paid in Capital, thus eliminating the outstanding warrant liability as of June 30, 2010.

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

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. Currently, certain credit derivative features embedded in beneficial interests in securitized financial assets are not accounted for as derivatives. The new guidance will eliminate the scope exception for embedded credit derivatives (except those that are created solely by subordination) and provides new guidance on the evaluation to be performed. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The new guidance is effective at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. At adoption, a company may make a one-time election to apply the fair value option on an instrument-by-instrument basis for any beneficial interest in securitized financial assets. The provisions of ASU 2010-11 did not have a material impact on the Company’s financial statements.

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

In April 2010, the FASB issued Accounting Standards 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The provisions of ASU 2010-17 did not have an impact on the Company’s financial statements.

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2010, operating loss carryforwards of approximately $29,378,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $25,570,000. The increase in net operating loss carryforwards for the nine months ended September 30, 2010 is approximately $3,808,000.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At September 30, 2010, the Company did not have any cash in banks in excess of the FDIC insurance limits. Also, at September 30, 2010, the Company had $5,791,425 of cash in accounts which are under the Securities Investor Protection Corporation (SIPC). For December 31, 2009, the Company had no cash balances on deposit with the financial institutions in excess of the FDIC insurance limit. Excess funds are invested in government securities only.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. At September 30, 2010, there were approximately 6,882,678 warrants, 6,663,136 vested stock options issued within the Company’s 2006 and 2010 stock option plans as well as stock options issued outside the 2006 and 2010 stock option plans and 14,356,240 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and nine months ended September 30, 2010 and 2009 or the period from inception through September 30, 2010.

2. Inventory

Inventories are accounted for using the first-in, first-out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	September 30, 2010	December 31, 2009
Raw materials	$206,825	$133,192
Work in process	3,877	189,679
Finished goods	554,429	308,438

	$765,131	$631,309

3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
Machinery and equipment	$710,231	$660,282
Computer equipment	222,257	196,665
Office equipment	84,058	72,307
Leasehold improvements	819,364	661,870

	1,835,910	1,591,124
Accumulated depreciation and amortization	(531,196)	(381,615)

	$1,304,714	$1,209,509

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

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	September 30, 2010	December 31, 2009
Management fee	$—	$292,009
Loan payable	—	177,664

Related party payables	$—	$469,673

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

6. Convertible Debt and Advances

Convertible debt

On May 14, 2008, to obtain funding for working capital, the Company entered into a Securities Purchase Agreement with an accredited investor (Gemini Capital) for the issuance (for total consideration of $850,000 minus certain expenses of the purchaser) of an OID Senior Secured Convertible Note and warrants. The note was for $1,000,000 (and was issued with a 15% original issue discount) and was originally due and payable on or before January 31, 2009. The note was convertible into shares of common stock of the Company at the rate of $0.50 per share. The note was guaranteed by the subsidiaries of the Company and secured by certain patents and patent applications. Warrants were issued which permitted the holder to purchase up to 2,000,000 shares of common stock from the Company at $0.25 per share until five years from the issuance of the warrants. The note and the warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

Pursuant to an extension agreement designed to allow its lender additional time in which to elect to convert the remaining balance of the Company’s bridge financing, thus reducing the Company’s need for future capital, on February 5, 2009, the Company and Gemini Master Fund Ltd. extended the due date for the remaining $400,000 balance of the Promissory Note previously issued to Gemini Master Fund Ltd. from its original due date of January 31, 2009 to a new due date of April 5, 2009. The Company deposited the remaining balance of the note in an interest bearing escrow account, which would have been released to the lender if the note balance was not converted to common stock of the Company; and the principal amount of the note that is converted to common stock would have been released to the Company. The Company re-paid $500,000 of the original $1,000,000 note prior to its due date and tendered the remaining balance prior to entering into this extension. Gemini Master Fund Ltd. converted all of the $500,000 of the note into common stock as of September 30, 2009 and released all liens against the Company’s assets.

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of September 30, 2010, no revenues were realized from this agreement.

	September 30, 2010	December 31, 2009
Bio Time, Inc	$250,000	$250,000

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

During 2006 ISC California issued 9,880,950 shares of common stock for cash at $1.00 per share for net proceeds of $8,334,515. Also, in January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each.

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date.

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

During the second quarter of 2010, the holders of the warrants issued to the purchasers of Series A and B Preferred Stock signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price is now fixed at $0.25. The modification to the warrants resulted in the change in classification from a liability to equity and the warrants were re-valued at the date of modification. The re-valuation of the warrants resulted in a reduction in the warrant value of $5,276,282 which was recorded as a credit to income. The adjusted value of the warrants of $804,971 was reclassified to Additional Paid-in Capital, thus eliminating any fair value of outstanding warrant liability as of June 30, 2010.

During the nine months ended September 30, 2010, 400,000 of the Series A warrants were exercised for $100,000 and no B warrants were exercised. As of September 30, 2010, we had outstanding warrants to purchase an aggregate of 2,700,000 shares of common stock.

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

On December 29, 2008 the Company issued a total of 2,121,180 restricted shares of common stock to six executive officers and directors and one employee at $0.25 per share. The shares are subject to stock restriction provisions and vest upon the third anniversary of the date of grant, subject to accelerated vesting upon certain changes of control or terminations of service. The Company will reacquire any unvested shares for no cost upon the termination of the recipient’s service to the Company. These shares were issued to the individuals in recognition of the fact that they had previously agreed to reduce (and in some cases completely eliminate) the cash compensation that would have otherwise been payable to them during 2008.

During 2009, the Company issued a total of 3,510,206 shares of common stock which related to warrants originally issued to Brookstreet and to Gemini Master Fund, Ltd. Brookstreet converted a total of 612,267 warrants into 484,675 shares of common stock at an average cashless conversion price of $0.95 per share. Gemini Master Fund, Ltd., converted 4,000,000 warrants into 3,025,531 share of common stock at an average cashless conversion price of $0.78 per share. Series A warrants were converted into 800,000 shares of common stock at $0.25 per share.

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The deal is structured whereby the Company may draw- down funds as needed, but has no obligations to make draws or use these funds if not needed. As funds are drawn down, the Company will issue Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock will not be convertible into common stock and may be redeemed by the Company after one year. Each issue of Preferred Stock will be accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the company’s common stock on the day prior to the date the company gives notice of its election to draw funds. The total exercise value of warrants issued will equal 135% of the drawdown amount. Dividends on the Preferred Stock are payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed an S-1 on July 31, 2009, which was declared effective on September 30, 2009. The Investment will be used to fund operations and working capital needs of the Company and expand its scientific research.

On July 31, 2009, the Company filed an S-1 with the Securities and Exchange Commission as part of the Preferred Stock Purchase Agreement the Company signed on June 30, 2009, between International Stem Cell Corporation and Optimus Capital Partners. Per the agreement, the Company was required to use its best efforts to promptly file (but in no event later than 30 days after the Effective Date) and cause to become effective as soon as possible a Registration Statement for the sale of all Common Shares. Each Registration Statement shall comply when it becomes effective, and, as amended or supplemented, at the time of any Tranche Notice Date, Tranche Closing Date, or issuance of any Common Shares, and at all times during which a prospectus is required by the Act to be delivered in connection with any sale of Common Shares, will comply, in all material respects, with the requirements of the Act. The Company is and has been in compliance with all requirements of that agreement.

To create the Series E Preferred sold to the Investor under the Agreement, on June 30, 2009, the Company amended its Certificate of Incorporation by filing a Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred. The Series E Preferred has priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series E Preferred, plus any accrued but unpaid dividends. From the date of issuance of the Series E Preferred, dividends at the rate per annum of ten percent (10%) of the Purchase Price per share accrued on such shares of Series E Preferred. Following the first anniversary of the issuance date, the Company had the right at its option to redeem the Series E Preferred at an amount equal to the purchase price of the Series E Preferred, plus any accrued but unpaid dividends and plus a redemption premium that declines from 26% (for redemptions between the first and second anniversary of issuance) to zero (for redemptions after the fourth anniversary of issuance).

During 2010, the Company drew $2.4 million of the private equity financing and issued 24 shares of the Series E Preferred Stock, as well as issued 3.7 million warrants which were immediately exercised to purchase 3.7 million shares of the Company’s common stock.

On June 11, 2010, the Company entered into an Exchange Agreement (the “Optimus Exchange Agreement”) with Optimus Capital Partners, LLC (“Optimus”) under which the Company and Optimus agreed to exchange all of the Series E Preferred Stock previously issued to Optimus pursuant to the Preferred Stock Purchase Agreement dated June 30, 2009 (the “Optimus Preferred Stock Agreement”) for all of the promissory notes of Optimus (the “Optimus Notes”) issued to the Company in that transaction as payment for shares of the Company’s Common Stock. As part of the exchange transaction, the Company agreed to waive all accrued interest on the Optimus Notes and Optimus agreed to waive all accrued dividends and redemption premiums on the Series E Preferred Stock. The exchange was completed in June 2010 and is discussed in more detail below.

On May 4, 2010, International Stem Cell Corporation entered into a Preferred Stock Purchase Agreement with Socius CG II, Ltd., a Bermuda exempted company (the “Investor”), to sell for up to 10 million dollars ($10,000,000) up to one thousand (1,000) shares of Series F Preferred Stock (“Series F Preferred”) at a price of $10,000 per Series F Preferred share. The Company was entitled to determine the time and amount of Series F Preferred to be purchased by the Investor and the Company intended to sell all 1,000 shares of Series F Preferred at a single time. The Series F Preferred may not be converted into common stock and is redeemable by the Company. Under the terms of the Agreement, the Company provided the Investor with a non-refundable fee of 250,000 shares of Company common stock (the “Fee Shares”) and issued the Investor a warrant to purchase up to 7,000,000 shares of the Company’s common stock, with the exercise price of $1.93 per share, subject to adjustment. The closing of the sale of the Series F Preferred took place in early June 2010.

On June 11, 2010, the Company, entered into an Exchange Agreement (the “Socius Exchange Agreement”) with Socius CG II, Ltd. (“Socius”) under which the Company and Socius agreed to exchange all of the Series F Preferred Stock previously issued to Socius pursuant to the Preferred Stock Purchase Agreement dated May 4, 2010 (the “Socius Preferred Stock Agreement”) for all of the promissory notes of Socius (the “Socius Notes”) issued to the Company in that transaction as payment for shares of the Company’s Common Stock and a $2.5 million note issued in partial payment for the Socius Series F Preferred Stock. As part of the exchange transaction, the Company agreed to waive all accrued interest on the Socius Notes and Socius agreed to waive all accrued dividends and redemption premiums on the Socius Series F Preferred Stock. The exchange was completed in June 2010 and is discussed in more detail below.

Perpetual Preferred Stock

As part of the Series E financing agreement, the Company recorded a Perpetual Preferred Stock equal to the amount of financing received during the year, plus accrued dividends, and Note Receivable equal to 135% of financing received, which represents the amount of warrant coverage per the agreement, plus accrued interest. In accordance with applicable authoritative guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company classified the Note Receivable as contra Equity (“Note subscription on Perpetual Preferred Stock”) and the Perpetual Preferred Stock as a liability (“Long Term Perpetual Preferred Stock”). The Note Receivable accrued interest at a rate of 2% per year and the Perpetual Preferred Stock accrued a 10% dividend per year. The Company allocated the proceeds of the Series E Preferred Stock according to the value of the preferred stock and the fair value of the warrants. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rates ranging from 2.40% to 2.65%, volatility rate ranging from 64.46% to 65.33%, term of five years, and exercise price ranging from $0.56 to $0.74.

As a result of the exchange transactions for the Series E and Series F Preferred stock, all of the company’s obligations under the previously outstanding Series E Preferred Stock and Series F Preferred Stock, which collectively had liquidation preferences of $15 million senior to the shares of the Company’s common stock and redemption premiums that started at 26% of the liquidation preference were retired and the Company no longer held any promissory notes of either Socius or Optimus. Because the parties to these exchange transactions determined that the instruments and rights being exchanged were of equivalent value, neither party paid any cash to the other party to the exchange transaction. Therefore, as of June 30, 2010, the Company reversed out all of the Perpetual Preferred Stock and the Notes Receivable related to the Perpetual Preferred Stock.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2010, operating loss carryforwards of approximately $29,378,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $25,570,000. The increase in carryforwards for the nine months ended September 30, 2010 is approximately $3,808,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the nine months ended September 30, 2010 and year ended December 31, 2009 follows:

	September 30, 2010	December 31, 2009
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	September 30, 2010	December 31, 2009
Deferred tax assets (liabilities)
Net operating loss carry forwards	$29,378,000	$10,106,000
Accrued expenses	579,000	632,000
Research and Development tax credit (Fed and St.)	239,000	184,000

Deferred tax assets	30,196,000	10,922,000
Valuation allowance	(30,196,000)	(10,922,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	September 30, 2010	December 31, 2009
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

In November and December of 2009, the Company issued outside the 2006 and 2010 option plans non-qualified stock options to purchase 11,049,593 shares of common stock to certain employees and consultants. These options vest over 50 months and expire not later than 10 years from the date of grant.

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

Expected Volatility - The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options. The Company does not have enough trading history of its common stock to develop a volatility rate to use in the calculation. Therefore, the Company analyzed two competitor’s volatility rates over the expected life of the option.

Risk-Free Interest Rate - The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends - The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures - the Company estimates forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior years as a proxy for forfeitures. The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Risk free interest rate	1.93%	1.92%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	67.08%	69.29%
Weighted-average expected life of options	6.06 Years	5.66 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the nine months ended September 30, 2010 and 2009, $1,524,269 and $344,551 was recognized as stock-based compensation expense, respectively. Unrecognized compensation cost related to stock options as of September 30, 2010 was $5,989,207, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.3 years.

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued as of September 30, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	2,749,500	7.86	$0.44	1,346,200	7.77	$0.44
$0.51-$0.75	12,272,337	9.12	$0.61	2,130,237	9.13	$0.61
$0.76-$1.00	2,769,939	5.27	$1.00	2,639,939	5.20	$1.00
$0.76-$1.00	24,600	7.07	$1.15	15,600	7.07	$1.15
$1.26-$1.50	2,483,000	9.47	$1.31	283,160	7.39	$1.42
$1.51-$3.20	720,000	8.54	$2.04	248,000	7.37	$2.67

	21,019,376	8.47	$0.77	6,663,136	7.15	$0.84

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2009	8,112,037	$0.76
Granted	2,683,000	$1.34
Exercised	(465,700)	$0.80
Canceled/forfeited	(218,900)	$0.57

Outstanding at September 30, 2010	10,110,437	$0.92

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,049,593	$0.64
Granted	—	$—
Exercised	(111,905)	$0.95
Canceled/forfeited	(28,749)	$0.62

Outstanding at September 30, 2010	10,908,939	$0.64

Warrants

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting its warrants and resulted in a deemed dividend of $336,522. In 2007, Brookstreet. Securities Corporation earned 274,000 warrants as compensation for its services as placement agent for the raising of equity capital. Brookstreet earned 1,976,190 warrants in 2006. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%.

Also during 2008, in connection with the fund raising efforts of the Company, the Company issued two warrants to purchase shares of common stock with the purchase of one Series A Preferred Stock, where an additional 2,000,000 common stock warrants were outstanding and two warrants to purchase shares of common stock with the purchase of one Series B Preferred Stock, where an additional 1,100,000 common stock warrants were outstanding. As of September 30, 2010, only 400,000 warrants related to the series A was converted into 400,000 common shares.

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

10. Commitments and Contingencies

Leases

The Company leases office space under a non-cancelable operating lease. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2010, are as follows:

Amount
2010	$43,409
2011	86,478
2012	—
2013	—
2014	—

Total	$129,887

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

Results of Operations

Revenues

We are a development stage company and as such have generated nominal revenues. During the three months ended September 30, 2010, our product sales have continued to increase. We recognized $348,984 of product revenue for the three months ended September 30, 2010, compared to $298,661 for the three months ended September 30, 2009.

Product revenue recognized for the nine months ended September 30, 2010 was $1,062,728, compared to $870,770 for the nine months ended September 30, 2009. The primary reason for the increase is due to collaboration agreements we had in place during 2009 to provide stem cells and reagents to work with stem cells. Revenues associated with these agreements were generated for the full nine months of 2010 compared to a partial year in 2009. Also, our sales and marketing teams continually implemented new strategies to increase our product revenue.

Cost of sales

Cost of sales continued to decrease as a percentage of sales. Cost of sales for the quarter ended September 30, 2010, were $149,573, compared to $191,466 for the quarter ended September 30, 2009. Cost of sales for the nine months ended September 30, 2010 were $510,279, compared to $741,807 for the nine months ended September 30, 2009. As we refine our manufacturing processes, and our sales volume continues to increase, we anticipate our cost of sales as a percentage of sales will continue to decrease and become more consistent as we build more consistent levels of producing product.

Research and Development

Research and development expenses were $714,392, for the three months ended September 30, 2010, an increase of $154,329, or 28%, compared to $560,063 for the three months ended September 30, 2009. During 2010, we have incurred additional salary expenses related to additional research scientists and our increased research activities. Although we had an increase in research and development expenses, processes we have put in place to gain efficiencies in our laboratory and production activities helped us reduce the overall costs associated with our labs located in Oceanside, California and Walkersville, Maryland.

Research and development expenses for the nine months ended September 30, 2010 were $2,052,461, an increase of $420,348, or 26%, compared to $1,632,113 for the nine months ended September 30, 2009. The increase was primarily due to salary expenses related to additional research scientists and our increased research activities. Although we had an increase in research and development expenses, we gained efficiencies in our laboratory activities and streamlined our production activities to reduce costs for our labs located in Oceanside, California and Walkersville, Maryland.

General and Administrative Expenses

General and administrative expenses were $2,402,675 for the three months ended September 30, 2010, an increase of $923,326 or 62%, compared to $1,479,349 for the three months ended September 30, 2009. The primary reason for the increase relates to the additional headcount added during 2010 to support operations and expenses related to stock based compensation for options granted to senior management.

General and administrative expenses for the nine months ended September 30, 2010 were $5,811,496, an increase of $1,954,768, or 51%, compared to $3,856,728 for the same period ended September 30, 2009. The increase can be attributed to our fund raising efforts during 2010, including an S-1 that was originally filed in January 2010, dividends incurred on Preferred Stock, expenses related to stock based compensation for options granted to senior management and other general corporate expenses.

Marketing Expense

Marketing expenses were $22,486 for the three months ended September 30, 2010, a decrease of $103,560, or 82%, compared to $126,046, for the three months ended September 30, 2009. The decrease related primarily to a one time reclassification of certain expenses into other income (expense) from sales and marketing. Taking the reclassification into consideration, marketing expenses remained relatively consistent, as we continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals.

Marketing expenses for the nine months ended September 30, 2010 were $447,480, an increase of $57,914, or 15% compared to $389,566 for the nine months ended September 30, 2009. During 2010, we continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals.

Liquidity and Capital Resources

At September 30, 2010, we had an increase in cash of $5,230,944 for the nine months ended September 30, 2010, resulting from $11,252,793 of cash provided by our financing activities, $5,521,886 cash used in operating activities and $499,963 used in investment activities. Funds generated from previous financing activities were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $5,521,886 for the nine months ended September 30, 2010 was primarily attributable to a net loss of $7,442,296. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $203,816, non-cash compensation expense of $1,545,758, change in market value of warrants of $319,741, stock and warrants issued for services of $970,400, an increase in accounts receivable of $53,807, an increase in inventory of $133,822, an increase in prepaid assets of $47,363, an increase in deposits and other assets of $27,028, an increase in accounts payable of $329,667, a decrease in accrued expenses of $52,175, and a decrease in related party payables of $469,673, attributable to repayments. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $499,963 for the nine months ended September 30, 2010 was primarily attributable to purchases of property and equipment of $244,786 consisting primarily of laboratory equipment for use in a variety of research projects and building leasehold improvements related to new research labs. In addition we made payments for patent licenses of $255,177 for the nine months ended September 30, 2010.

Financing Cash Flows

Net cash provided by financing activities of $11,252,793 for the nine months ended September 30, 2010 was primarily attributable to closing a Series E Preferred Stock financing round totaling $2,410,750 and Series F Preferred Stock financing of $7,500,000. The Series E Preferred financing during the nine months was part of an existing agreement to raise five million dollars by issuing Series E Preferred Stock. During the nine months we also raised equity by offering common stock at a discount and have raised $1,335,549. In June 2010, we closed on our Series F Preferred Stock financing round for $7,500,000 and issued 1,000 shares of Series F Preferred Stock. As part of this agreement, we issued 7,250,000 shares of our common stock which was registered under our S-1 at a net exercise price of $1.03 per share. The capital raised during the year has been and will be used in our research and develop activities, development of our commercial research products and for general working capital purposes.

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

Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From the last date reported on Form 10-Q filed on August 6, 2010, the Company issued (i) a total of 400,000 shares upon conversion of previously issued shares of preferred stock or warrants held by a total of one investor, , and (ii) a total of 109,167 shares of common stock issued for consideration from Investor Relations services. The shares of common stock issued in clauses (ii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares of common stock issued in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

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

Dated: November 8, 2010

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ RAY WOOD
	Name:	Ray Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)