Form 10-K
period 2010-12-31
International Stem Cell CORP
filed 2011-03-24
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4494098
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5950 Priestly Court Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (760) 940-6383

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $65,878,000 based upon the closing price of the common stock on June 30, 2010 on the OTC Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2011 there were 75,689,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2011 is incorporated by reference into Part III of this Form 10-K.

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

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, research and product development uncertainties, regulatory policies and approval requirements, competition from other similar businesses, market and general economic factors, and the other risks discussed in Item 1A of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

Business Overview

International Stem Cell Corporation (ISCO) is a biotechnology company focused on therapeutic, biomedical and cosmeceutical product development with near-term revenue generating businesses and multiple long-term therapeutic opportunities.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (hESCs) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and they offer potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into hundreds of millions of people across ethnic groups. ISCO has facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

With respect to therapeutic research, ISCO focuses on applications where cell and tissue therapy is already proven but where there currently is an insufficient supply of safe and efficacious cells. Examples of that include hepatocytes for acute and chronic liver diseases, islet cells for treatment of insulin-dependent diabetes (derived from the same precursor cells as hepatocytes) and neuronal cells for treatment of Parkinson’s disease and other neurodegenerative conditions. ISCO has made these programs a priority internally and for collaboration with external academic and corporate experts. Other examples include corneal and retinal cells and tissues that mostly target large and growing markets in Asia and the Latin countries. ISCO’s strategy for these “cellular ophthalmology” programs is to establish third-party funding and conduct accelerated development in the aforementioned territories.

ISCO’s wholly-owned subsidiary Lifeline Skin Care (LSC) develops and commercializes skin care products using ISCO’s stem cell technologies. These products are not regulated as therapeutic products and can therefore be brought to market relatively quickly. Furthermore, marketing and sales can be conducted direct to the consumer via the internet as well as through channels such as plastic surgeons and dermatology clinics and spas, thus providing funds to help support ISCO’s internal therapeutic development efforts.

ISCO’s wholly-owned subsidiary Lifeline Cell Technology (LCT) develops, manufactures and commercializes human cell culture products for research use, manufacturing of clinical-grade human cells and therapeutic applications such as coating of artificial materials with human cells for accelerated surgical healing, pain reduction and other potential benefits. LCT’s products are marketed and sold by LCT’s internal staff, OEM partners and Lifeline brand distributors in Europe and Asia. LCT also provides important funds to help support ISCO’s internal therapeutic development efforts.

Underpinning our research into the therapeutic properties of hpSC, ISCO plans to expand its collection of parthenogenetic stem cell lines by creating and banking new clinical-grade hpSC lines at its Oceanside facility. ISCO intends to create these new lines according to good tissue practices (GTP) and current good manufacturing practices (cGMP) and use them both as a source for ISCO’s own internal development efforts and to generate revenue through licensing opportunities. ISCO is actively working with a small number of in vitro fertility (IVF) clinics in the southern California region and plans to enroll individuals who are willing to donate oocytes for research purposes to create new parthenogenetic stem cell lines.

According to the National Institutes of Health, stem cell research involves knowledge advancement for how tissues and organisms develop from a single cell and how healthy cells derived from a single precursor cell may replace damaged cells in adult organisms. Scientists also investigate the possibility of cell-based therapies to treat disease, an area referred to as “regenerative medicine”. Today, donated organs and tissues are often used to replace ailing or destroyed tissue but the need for transplantable tissues and organs far exceeds the available supply. In regenerative medicine, stem cells are directed to differentiate into specific cell types as potentially renewable sources of replacement cells and tissues to treat a wide range of diseases.

Human pluripotent stem cells have the potential to become any tissue or cell of the human body. A number of technical, ethical and legal hurdles need to be overcome before cells and tissues derived from pluripotent stem cells may be used for cell, tissue or organ repair. To realize the promise of cell-based therapies for disease treatment, a number of aspects need to be addressed, including:

•	Extensive stem cell proliferation to sustain sufficient quantities of stem cells.

•	Differentiation into the desired cell type(s) for therapeutic use.

•	Survival of the graft in the human recipient.

•	Structural integration into the surrounding tissue after implantation.

•	Appropriate cell function.

•	Assurance that the implanted cells or tissues do not harm the recipient.

•	Reduction or elimination of immune rejection, thus ensuring that the implanted tissue will survive and remain functional in the recipient.

•	Feasibility of manufacture and delivery of sufficient numbers of clinical grade (regulatory-approved) cells and tissues to the point of care.

•	Demonstrated cost-efficient medical care relative to alternatives, including small molecule and protein therapeutics, surgery and other treatment paradigms.

ISCO addresses these and other aspects in each of its programs and believes that our technology fundamentally may offer substantial clinical-commercial opportunity in the field of regenerative medicine. To this end ISCO engages internationally proven immunogeneticists, geneticists, ethicists, market analysts, regulatory experts, patent counsels and other experts to advance the hpSC technology, the collection of pluripotent stem cells and the therapeutic applications.

During 2007 and 2008, ISCO scientist published two seminal works in the peer reviewed journal “Cloning and Stem Cells” that announced and described the first intentional creation of human parthenogenetic stem cells. These papers form the basis of ISCO’s technology and its intellectual property. The importance of this work was illustrated by Professor Sir Ian Wilmut, Director of the MRC Centre for Regenerative Medicine at the University of Edinburgh and best known as the leader of the research group that in 1996 first cloned a sheep (“Dolly”) from an adult somatic cell who said “This study has used a novel approach to producing cells that may one day be used to treat large numbers of patients. While there is a great deal of discussion about the possibility of producing stem cells for each patient this approach to therapy is unrealistic because of the enormous costs involved. Rather it is likely that treatment of large numbers of patients by cell therapy will only be possible if methods are found using any one cell line to treat very large numbers of patients. This very exciting paper represents a significant step forward towards the use of such cells in cell therapy.” Sir Wilmut went on to note, “Immune reaction is one of the most serious problems facing the development of stem cell therapy, and cell lines of this type may enable us to treat a large number of patients without immune rejection, offering an enormous practical advantage. Further research is required to confirm that the cells produced in this way are able to replace cells that have been lost in human degenerative disease.” Over the last few years we have further deepened our scientific understanding and technical capabilities with respect to the manipulation of our parthenogenetic stem cells and how they can be differentiated into distinct lineages such as retinal pigment epithelial cells, hepatocyte-like cells and neural-progenitors as well as larger scale structures such as cornea-like tissue.

History

ISCO was incorporated in Delaware on June 7, 2005 under the name BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. Pursuant to the plan of reorganization, an aggregate of 500,000 shares of our common stock were issued to holders of administrative and tax claims and unsecured debt, of which 350,000 shares were issued to Halter Financial Group. The plan of reorganization required the consummation of a merger or acquisition prior to June 20, 2007. Until the Share Exchange Agreement described below, BTHC III, Inc. conducted no operations. In October 2006, BTHC III, Inc. affected a 4.42-for-one stock split with respect to the outstanding shares of common stock. After giving effect to the stock split and eliminating fractional shares, there were 2,209,993 shares of common stock outstanding.

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

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, Lifeline became wholly-owned by ISC California. Lifeline Skin Care, Inc. (LSC) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISCO.

Our principal executive offices are located at 5950 Priestly, Carlsbad, CA 92008, and our telephone number is (760) 940-6383.

Frequently Asked Questions

What are Stem Cells?

Cells are the basic living units that make up humans, animals, plants and other organisms. Stem cells have two important characteristics that distinguish them from other types of cells. First, they can renew themselves for long periods of time. Second, they are unspecialized and under certain conditions can be induced to become cells with special functions such as metabolically active cells of the liver or transparent and protective cells of the eye. Until recently, scientists have worked with two major kinds of stem cells, embryonic stem cells (the hESCs mentioned above) and adult stem cells that each has different properties and characteristics. ISCO has developed a third category of stem cells named parthenogenetic stem cells (the hpSCs mentioned above) that promise to have significant therapeutic advantages relative to these other types.

What are Pluripotent Stem Cells?

Pluripotent stem cells are able to be differentiated or developed into virtually any other cell made in an organism. Both embryonic and parthenogenetic stem cells are pluripotent. Some scientists are exploring manipulation of adult cells into a potentially pluripotent stage. This type of stem cells is called induced pluripotent stem cells.

What are Embryonic Stem Cells?

Embryonic stem cells are derived from embryos at an early stage of development, typically when they are in a structure of a small number of cells called the blastocyst. Embryonic stem cells are expanded in a laboratory cell culture process. Once cell lines are established, batches of them can be frozen and shipped to other laboratories for further culture and experimentation.

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

Parthenogenetic stem cells are pluripotent stem cells created from unfertilized human eggs through a “parthenogenesis” process. Parthenogenesis requires that an unfertilized human egg be “activated” by chemical, physical or other means. Activation results in a non-viable “parthenogenetic embryo” from which pluripotent parthenogenetic stem cell lines can be derived. The cell lines used by ISCO are human parthenogenetic stem cells. Currently International Stem Cell Corporation owns the largest published collection of human parthenogenetic stem cell lines. Our research is based on perfecting proprietary techniques for deriving stem cells through parthenogenesis that result in stem cell lines that have the same capacity to become all cells found in the human body (as with embryonic stem cells) yet do not require use or destruction of a viable human embryo. Furthermore, parthenogenetic stem cells can be produced in a simplified (“homozygous”) form that enables each line to be an immunological match for millions of people. We do not obtain stem cells from fetal tissue nor does our technology require the use of discarded frozen human embryos.

Why Not Use Stem Cells Derived from Adults?

There are several approaches now in human clinical trials that utilize adult stem cells. However, these cells have limited availability and limited ability to proliferate in culture. Therefore, obtaining clinically significant amounts of adult stem cells may prove to be difficult.

Why is Stem Cell Research Controversial?

The sources of some types of stem cells cause social and religious controversy. For example, some scientists obtain stem cells from aborted fetal tissue, causing opposition from those opposed to abortion. Another controversial source of stem cells is residual human embryos (from fertilized human eggs) that remain after vitro fertilization procedures and are used to create embryonic stem cell lines.

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

Why Not Use the Currently “Approved” Embryonic Stem Cells Lines?

Most, if not all, human embryonic stem cell lines in research now have complex (“heterozygous”) immune compositions that are likely to cause the differentiated cells to be rejected by most patients.

Why Not use Adult Cells Reprogrammed to become Pluripotent Cells?

Induced pluripotent cells (“iPSs”) benefit from not being derived from human embryos but may face a number of other limitations such as uncertainty as to which genes are turned on and off, etc. Furthermore, like embryonic stem cells, iPSs have complex (“heterozygous”) immune compositions that are likely to cause the differentiated cells to be rejected by most patients.

Ethical Issues

The use of embryonic stem cells derived from fertilized human eggs has created an ethical debate in the US and around the world. However, since no fertilized human eggs are used in creating our stem cells and no human embryo is being created, used or destroyed, we expect that our parthenogenetic stem cells will be more readily accepted in circumstances where there are ethical concerns with using traditional embryonic stem cells.

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

Our Technology

ISCO has developed a proprietary process based on parthenogenesis for the creation of a new type of stem cell that has shown to exhibit the pluripotency and proliferative benefits of embryonic stem cells yet avoid the use or destruction of fertilized human eggs or embryos. Furthermore, since parthenogenetic stem cells can be created with immunogenetically identical (“homozygous”) chromosome pairs, each line has potential to be an immune match for millions of patients. If such cells were to be differentiated into functional mature cells they would theoretically be universally applicable across a wide range of medical conditions.

ISCO also holds licenses to three other technologies to create human pluripotent stem cells: SCNT technology (as mentioned previously); a technology that may be useful to create induced pluripotent stem cells (“iPS”); and “single blastomere technology” which uses a single cell obtained from a fertilized blastocyst to create an embryonic stem cell line. Each of these technologies have unique cell therapy applications and gives ISCO a broad base of technologies from which it can operate in the future.

Our Facilities

We have built the capacity to manufacture human cells for use in pre-clinical and clinical trials and ultimately for therapeutic use through the completion of our cGMP manufacturing laboratories in Oceanside California. These laboratories are unique and specifically designed for the derivation of clinical-grade parthenogenetic stem cell lines for our stem cell bank and their differentiated derivatives for future clinical trials.

Our Products

Therapeutic Product Candidates

Using our proprietary technologies and know-how, we are exploring and creating and a range of cell types that may be useful in therapeutic treatments such as:

•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor, earlier-stage research efforts explore islet cells for potential treatment of insulin-dependent diabetes.

•	Neuronal cells for potential treatment of Parkinson’s disease and other central nervous system disorders.

•

Corneal-like structures grown to clear, hollow spheres containing cells and three-dimensional structure similar to those found in normal human corneal tissue. Portions or all of these structures may be suitable for cornea transplantation in humans.

•	Corneal cells for coating of contact lenses for the purpose of accelerated corneal healing.

•	Retinal pigment epithelial (“RPE”) cells and structures with potential to treat degenerative retinal diseases.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use

Skin Care Products

ISCO’s research scientists developed two skin care products based on ISCO’s stem cell technology – Defensive Day Serum and Recovery Night Serum. Defensive Serum contains sunscreen, along with unique stem cell-derived ingredients. The day serum not only protects the skin from the aging effects of harsh light, but it continues to nurture the skin’s collagen and fibroblasts to give noticeably firmer, smoother, younger-looking skin. The Recovery Serum is a nighttime therapy that complements the Defensive Serum. The night serum nurtures the skin’s collagen and elastin and contains ingredients to defend against damaging free radicals, to help build firmer, smoother, younger and healthier-looking skin.

Research Products

Lifeline subsidiary produces and sells over 130 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (often called media) needed to grow, maintain and differentiate the cells. Lifeline frequently adds more products to its line. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. Lifeline’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. Many Lifeline products contain low amounts of animal products (or eliminate them altogether), allowing researchers to have better control of their experiments.

Often Lifeline’s research customers use Lifeline’s cell-based research products in their clinical research, eventually adapting them for therapeutic applications. If one of our research products is adopted by a successful producer of therapeutic cells, ISCO may become a supplier to the much larger therapeutic market through Lifeline’s products. This is based on the fact that once regulatory product submissions are made to the FDA and similar authorities, the media and reagents used during development cannot be changed easily after approval. These uses of Lifeline’s products bring opportunities to ISCO for future therapeutic products. Such is the case with Lifeline’s Fibrolife® media, which CytoGraft (Novato, CA) is using as part of the process of creating their tissue engineered vascular grafts.

Lifeline products and applications include:

•	Human skin cells and associated reagents (DermaLife® ) for the study of skin disease, toxicology or wound healing.

•	Human cells from the heart and blood vessels and associated reagents (VascuLife®), used by researchers to study cardiovascular disease and cancer.

•

Line of neural stem cells and reagents including a product with the ability to produce neurons that can survive in low-oxygen and low glucose conditions, which is useful for the discovery of drugs for the treatment of stroke.

•

Adult stem cells (called mesenchymal stem cells) and the reagents necessary to differentiate them into various tissues, including bone, cartilage and fat. These products are valuable for researchers in the emerging field of regenerative medicine.

•	Human prostate cells and specialized medium (ProstaLife™) to study prostate disease including cancer.

•	Human renal and bladder cells and associated media (RenaLife™) to study renal and bladder diseases.

•	Human corneal cells and associated media (OccuLife™) for the study of corneal disease and as a model of toxicology for consumer product testing.

•	An assortment of many other cell culture reagents and supplements for the growth, staining and freezing of human cells.

Each Lifeline cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed.

Lifeline brand products are currently distributed domestically through Lifeline’s direct sales force, in Europe through CellSystems GmbH. Lifeline has set up distribution contracts with distributors in Japan, South Korea, Taiwan, Singapore and India and is currently expanding into China. In addition, Lifeline manufactures cell culture products under OEM contracts with American Type Culture Collection (ATCC), Millipore Corporation and Life Technology (formerly known as Invitrogen Corporation).

Our Markets

Therapeutic Markets

Liver disease. According to the American Liver Foundation, one in ten persons is affected by liver disease and these numbers are on the rise (2007). Chronic liver disease and cirrhosis was the twelfth leading cause of total deaths in 2007 in the US (National Vital Statistics Reports). The only effective treatment currently available for people with liver failure is full or partial organ transplantation. Unfortunately, the demand for organs far exceeds the number of organs available. According to the United Network for Organ Sharing, there are currently around 16,853 persons on the waiting list for a liver transplant in the US (March 4, 2011). Liver cell transplantation has been used in early stage clinical trials to treat patients with liver failure and genetically caused metabolic defects. This therapy has proven to be especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant, as well as an alternative to whole-organ transplantation in specific cases.

Diabetes. Diabetes is becoming more common in the United States. From 1980 through 2008, the number of Americans with diabetes has more than tripled from 5.6 million to 18.1 million. Normally islet ß cells in the pancreas produce insulin to promote the uptake of glucose by cells in the body. Degeneration of pancreatic islet cells results in insufficient insulin in the bloodstream hence type 1 diabetes. While diabetics can be treated with insulin injections, this only provides intermittent glucose control. Transplantation of pancreatic islet cells from one person to another has been shown to relieve the suffering and side effects caused by current therapies. However, since each patient needs in the order of 500 million functional islet cells at any one time and the primary source of such cells is donation from other people, islet cell therapy is not practical today.

Parkinson’s disease. Parkinson’s disease (PD) is one of the most common neurodegenerative diseases and the most common movement disorder in the US. Around five million people suffer from the disease worldwide. 50,000-60,000 new cases of PD are diagnosed each year in the US. Most people who get Parkinson’s are over 50 years of age; however, it could affect those who are younger. Currently, there is no effective treatment of PD.

Corneal disease. According to the World Health Organization, 4.9 million people worldwide suffer blindness from corneal scarring and vascularization while ocular trauma and corneal ulcerations affect close to two million people. All corneal blindness diseases may affect close to 10 million people in the world combined. The back log is particularly bad in Asia where there is tremendous shortage of cadaver-derived corneas for cultural and other reasons. For example, India has about four million corneally blind according to Dr. Narinder Mehra, Professor at the All India Institute of Medical Sciences (“AIIMS”). According to the He Eye System, around two million Chinese are in need of a cornea transplant.

Retinal diseases. Diseases involving retinal degeneration include age-related macular degeneration (“AMD”) and retinitis pigmentosa (“RP”). These diseases are characterized by the death of critical photoreceptor cells called rods and cones. Photoreceptor death is due to an abnormality and/or to disruption or death of supportive cells called retinal pigment epithelial (“RPE”) cells. According to a 2004 study on Blindness and Blinding Diseases in the US published by the University of Washington, approximately 13 million Americans have signs of AMD, over 10 million suffer visual loss and over 200,000 are legally blind from the disease. The occurrence of AMD increases with age; according to the same study, due to the aging population and other factors, approximately 6.3 million Americans are projected to develop AMD in 2030 compared to 1.7 million in 1995. In China, close to 20 million people suffer from AMD and 1.8 million from RP

Skin Care Market

Sales of anti-aging products continue to drive the US skin care market. In 2008 retail sales of anti-aging products increased 7.7% to $1.6 billion out of $8.3 billion in sales for total US skin care products. The US Professional Skin care market is divided in two segments: spas/salons which account for approximately 53% of the market and the physician-dispensed channel, accounting for approximately 25% of the market. Sales from these two segments totaled approximately $215 million in 2007.

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

•	The need for experimental human cells which are more predictive of human biology than are non-human cells or genetically modified cell lines or living non-human animals.

•

The emerging field of stem-cell-based regenerative medicine and the increase in associated grant money to study stem cells is driving the market not only for stem cell products but also for cell culture products in general.

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

The global market for human cell systems for use in basic research exceeds several hundred million dollars annually with a continuing anticipated growth rate of between 10% and 20%.

Intellectual Property

Patents

In 2010 ISCO was granted a US patent covering our proprietary technology to create heterozygous stem cells without the use of fertilized eggs or transferred DNA. Composition of matter patents for the same are pending. We have pending patents covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other internally generated patents include patents on methods to differentiate stem cells and produce three dimensional corneal tissue constructs. In addition, we have obtained exclusive worldwide licenses to a portfolio of patents and patent applications from Advanced Cell Technologies, Inc. (“ACTC”).

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

We have protected our research products and branding through both patents and trademarks. Lifeline Skin Care has filed patent applications covering its proprietary formulations and methods of using stem cells to create skin care products. Lifeline Cell Technology has patents pending on its unique packaging for research products. ISCO has registered trademarks on its company name, logo and various product names to protect its branding investment. Lifeline Cell Technology’s reagent formulations are protected as trade secrets.

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

The first ACTC license, covers patent rights and technology that are relevant to:

•	the research, development, manufacture and sale of human and non-human animal cells for commercial research; and

•	the manufacture and selling of hES cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases, retinal diseases and retinal degenerative diseases.

The second ACTC license, covers patent rights and technology that are relevant to:

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

The third ACTC license, covers patent rights and technology relevant to the research, development, manufacture and sale of human cells for cell therapy in the treatment of therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases.

Research Agreements

Our scientific founder, Elena Revazova, MD, PhD, has conducted basic research at the Scientific Center for Obstetrics, Gynecology and Perinatology of the Russian Academy of Medical Sciences in Moscow, Russia. Through a research agreement, we have retained all intellectual property rights in the US and other major markets with respect to such research, while the Institute has retained such rights in Russia.

We have entered into a sponsored research agreements with the University of California at Irvine (“UCI”) and have established research collaborations with: Cedars Sinai Medical Center (Los Angeles); The Scripps Research Institute (La Jolla); the University of Wuerzburg; Wuerzburg Germany; and the Sankara Nethralaya Hospital (Chennai, India). We have also set up collaborations with Absorption Systems (Exton, PA) to study and advance various aspects of our technology. We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic or research fields. Dr. Hans Keirstead at UCI is working with our proprietary stem cells on the further development of retinal pigment epithelial cells to treat macular degeneration and retinitis pigmentosa. Dr. Jeffrey Fair at Cedars Sinai is working with us on the creation of the stem cell – based therapy to treat liver diseases and Dr. Jeanne Loring at The Scripps Research Institute is focused on characterizing parthenogenetic stem cells. Dr. Mueller at Werzburg University is studying the derivation of human neurons from parthenogenetic stem cells and Dr. Krishnakumar at Sankara Nethralaya Hospital is studying how our corneal tissue construct can be used in transplantation therapy for corneal-caused vision loss. In addition to the sponsored research agreements and collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

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

Some of our primary competitors in the development of stem cell therapies are Geron Corporation, Genzyme Corporation, StemCell, Advanced Cell Technologies, Aastrom Biosciences and ViaCyte some of which have substantially greater resources and experience than we.

Our primary competitors in the skin care market are Obagi, SkinCeuticals, SkinMedica, Murad, Dr. Brandt and Allergan.

In the field of research products, our primary competitors for stem cells, media and reagents are Lonza, Chemicon, Life Technologies (formerly Invitrogen), StemCell Technologies, Merck (formerly Millipore), BioTime and Specialty Media.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM contracts with American Tissue Culture Collection (“ATCC”), Millipore, Life Technology (formerly Invitrogen) and distribution contracts with our European distributor CellSystems Biotechnologies Vertrieb GmbH. We anticipate increased sales in 2011 through our newly established distributors in Asia and India.

Sales of LSC’s products commenced in mid-November 2010 in a combination of internet-based sales from LSC’s own web site and in a marketing and sales collaboration with John Mauldin.

Government Regulation

Regulation by governmental authorities in the US and other countries is a significant factor in development, manufacture and marketing of our proposed therapeutic and skin care products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that may be developed by us. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

We have made extensive progress in obtaining the necessary regulatory approvals of research protocols, informed consent documents and donor protection procedures to obtain oocytes in the US for the production of our parthenogenetic stem cell bank. These approvals include: federally mandated Internal Review Board (IRB) and State of California required Stem Cell Research Oversight (SCRO) committee.

Currently the US government, though NIH appropriations restrictions, prohibits the use of federal funds in research involving parthenogenetic stem cells. Since we can’t receive federal funds for our stem cell research, we have decided to work with various foundations who are involved with stem cell research.

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

Other Regulations for LSC

The Federal Food, Drug and Cosmetic Act (FD&C Act) and the Fair Packaging and Labeling Act (FPLA) provide the regulatory framework for selling cosmetics. The FD&C Act ensure that the products are not injurious to users under normal conditions of use prescribed in the labels, or under conditions of use that are customary and usual. The FPLA insures that the labeling is not false or misleading and includes all relevant information in a prominent and conspicuous manner.

Safety testing of the products is performed by an independent third party testing organization.

Employees

In addition to our six executive officers, we utilize the services of 35 full-time staff members.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.” If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our business is at an early stage of development and we may not develop therapeutic products that can be commercialized.

Our business is at an early stage of development. We do not have any products in late stage clinical trials. We are still in the early stages of identifying and conducting research on potential therapeutic products. Our potential therapeutic products will require significant research and development and preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals, enter clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

We need to obtain significant additional capital resources in order to develop products. Our current burn rate is approximately $600,000 per month excluding capital expenditures and we have been funding this through private and public equity financings, as required. We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from operations and that is available through our agreement with Aspire Capital, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2011. However, if such financing is not sufficient and additional financing is not available or available only on terms that are detrimental to the long-term survival of the company, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2011 and beyond;

•	scientific progress in our research and development programs;

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

Human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

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

Risk factors relating to skincare products

Government restrictions on the use of stem cell extracts in cosmetic products. Users of our products could experience adverse effects resulting in increased FDA oversight. Our Competition from other entities selling anti-aging products containing stem cell derivative or stem cell technology could erode the market share for our products. We could experience a disruption to the supply chain material used in the production, thus impacting manufacturing capacity. We may experience manufacturing issues due to resource constraints or contamination of our products during manufacturing.

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

Our business depends in part on licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely adversely affected.

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

Significant portions of our business are focused on human cell therapy, which includes the production of human differentiated cells from stem cells and involves human oocytes. Although our focus is on stem cells derived from unfertilized oocytes, certain aspects of that work may involve the use of nuclear transfer technology (SCNT) or material deemed to be embryonic material. Nuclear transfer technology, commonly known as therapeutic cloning, and research utilizing embryonic stem cells is controversial, and currently subject to intense scrutiny, particularly in the area of nuclear transfer of human cells and the use of human embryonic material. Cloning for research purposes is unlawful in many states and this type of prohibition may expand into other states, including some where we now operate.

Federal law no longer restricts as much as it once did the use of federal funds for human embryonic cell research, commonly referred to as hES cell research. However, federal law does prohibit federal funding for creation of parthenogenetic stem cells. Our operations may also be restricted by future legislative or administrative efforts by politicians or groups opposed to the development of hES cell technology, parthenogenetic cell technology or nuclear transfer technology. Further, future legislative or administrative restrictions could, directly or indirectly, delay, limit or prevent the use of hES technology, parthenogenetic technology, or nuclear transfer technology, the use of human embryonic material, or the sale, manufacture or use of products or services derived from nuclear transfer technology or hES or parthenogenetic technology.

Restrictions on the use of human stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.

Although our stem cells are derived from unfertilized human eggs through a process called “parthenogenesis” that can produce cells suitable for therapy, but are believed to be incapable of producing a human being, such cells are nevertheless often incorrectly referred to as “embryonic” stem cells. Because the use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells, our research related to human parthenogenic stem cells could become the subject of adverse commentary or publicity and some political and religious groups may still raise opposition to our technology and practices. In addition, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue, which, if applied to our procedures, may have the effect of limiting the scope of research conducted using our stem cells, thereby impairing our ability to conduct research in this field. In some states, use of embryos as a source of stem cells is prohibited.

To the extent we utilize governmental grants in the future, the governmental entities involved may retain certain rights in technology that we develop using such grant money and we may lose the revenues from such technology if we do not commercialize and utilize the technology pursuant to established government guidelines.

Certain of our licensors’ research has been or is being funded in part by government grants. Our research may also be government funded in the future. In connection with certain grants, the governmental entity involved retains various rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research by reducing total revenues that might otherwise be available since such governmental rights may give the government the right to practice the invention without payment of royalties if we do not comply with applicable requirements.

We rely on parthenogenesis, cell differentiation and other stem cell technologies that we may not be able to successfully develop, which may prevent us from generating revenues, operating profitably or providing investors any return on their investment.

We have concentrated our research on our parthenogenesis, cell differentiation and stem cell technologies, and our ability to operate profitably will depend on being able to successfully implement or develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. We cannot guarantee that we will be able to successfully implement or develop our nuclear transfer, parthenogenesis, cell differentiation and other stem cell technologies or that these technologies will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be an additional source of revenues.

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

We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research and discoveries by other biotechnology, agricultural, pharmaceutical or other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. Similarly, any technologies, products or services we develop may not be preferred to any existing or newly developed technologies, products or services.

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.

The biotechnology, cosmeceutical, and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

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

We may not be able to obtain third party patient reimbursement or favorable product pricing, which would reduce our ability to operate profitably.

Our ability to successfully commercialize certain of our proposed products in the human therapeutic field may depend to a significant degree on patient reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations. Reimbursement in the United States or foreign countries may not be available for any products we may develop, and, if available, may be decreased in the future. Also, reimbursement amounts may reduce the demand for, or the price of, our products with a consequent harm to our business. We cannot predict what additional regulation or legislation relating to the health care industry or third party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive, or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our business model.

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

Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products;

•	our ability to create products that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	reimbursement policies of government and third party payers.

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

As long as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is not an affiliate of our company and who has satisfied a six month holding period may, as long as we are current in our required filings with the SEC, sell securities without further limitation. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a one year holding period. Affiliates of our company who have satisfied a six month holding period may sell securities subject to limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities. Currently, almost all of our securities are either free trading or subject to the release of trading restrictions under the six month or one year holding periods of Rule 144.

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

We will need additional capital in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely.

During 2010, we used a significant amount of cash to finance the continued development and testing of our product candidates. If we continue to use cash at this rate we will need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. Any equity financings will likely be dilutive to existing stockholders, and any debt financings will likely involve covenants restricting our business activities. Additional financing may not be available on acceptable terms, or at all.

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

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2011, with a five-year option to renew at our discretion. Our current base rent is $7,859 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The cGMP clean rooms and the associated quality systems provide a “pilot manufacturing laboratory” that we believe will be uniquely suited for the creation, culture and differentiation of parthenogenetic stem cells for early stage clinical trials. We believe that this facility is well suited to meet our research, development and pre-clinical and clinical therapeutic production needs but we will need larger cGMP manufacturing laboratories should any one of our therapeutic cells move to larger clinical trials or full-scale therapeutic manufacture.

In addition to the primary research facility lease, we entered into a new lease with S Real Estate Holding LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building will be used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which is to be occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company will begin paying rent once the Company occupies the facilities, at an initial rate of $5,118 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

We utilized during 2010 a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, with a one-year renewal option, which we have decided not to exercise the option, but instead move into a new manufacturing facility. Our base rent in the new facilities will be $5,794 per month for the first year, increasing each of the next five years, with an option for an additional five years. These new facilities are located in Fredrick, Maryland and are used for laboratory and administration purposes. The laboratory is being used to develop and manufacture our research products and the administration facility will be used for sales and marketing and general administration purposes. Our manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store and distribute media products. There is also a quality control and cell culture laboratory outfitted with the necessary cell isolation equipment, incubators, microscopes and standard cell culture equipment necessary to isolate and culture cells and conduct quality control tests to produce superior cell culture products.

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

As of March 18, 2011, we had 75,689,728, shares of common stock outstanding, and approximately xxx holders of record of our common stock, and we had 2,800,243 shares of preferred stock outstanding, and approximately 9 holders of record of our preferred stock, with 2,800,043 shares of preferred stock being convertible into 27,086,800 shares of common stock.

Our common stock started trading on OTC Bulletin Board in December 2006, as we went public through a reverse merger at that time. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC Bulletin Board for each quarter during fiscal years 2009 and 2010, are reported below:

	Market Price
	High	Low
Fiscal Year 2010
First Quarter	$2.74	$0.55
Second Quarter	$2.36	$1.03
Third Quarter	$1.37	$0.95
Fourth Quarter	$2.29	$1.05
Fiscal Year 2009
First Quarter	$0.85	$0.47
Second Quarter	$1.04	$0.65
Third Quarter	$1.40	$0.40
Fourth Quarter	$0.63	$0.18

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

Recent Sales of Unregistered Securities

During the last quarter of 2010, , the Company issued (i) a total of 1,274,571 shares upon conversion of previously issued warrants held by a total of seven investors, (ii) a total of 100,000 shares of common stock issued for consideration from Investor Relations services and (iii) 833,333 shares were sold in a private placement transaction to accredited investors. The shares of common stock issued in clauses (ii) and (iii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares of common stock issued in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	8,102,037	$0.82	7,149,163
Equity compensation plans approved by security holders:
2010 Equity Participation Plan	2,159,100	$1.29	15,840.900
Equity compensation plans not approved by security holders	11,049,593	$0.64	—
Total	21,059,530		22,990,063

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Business Overview

We are a biotechnology company focused on therapeutic, biomedical and cosmeceutical product development with near-term revenue generating businesses and multiple long-term therapeutic opportunities.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (hESCs) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and they offer potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into hundreds of millions of people across ethnic groups. ISCO has facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

With respect to therapeutic research, ISCO focuses on applications where cell and tissue therapy is already proven but where there currently is insufficient supply of safe and efficacious cells. Examples of that include hepatocytes for acute and chronic liver diseases, islet cells for treatment of insulin-dependent diabetes (derived from the same precursor as hepatocytes) and neuronal cells for treatment of Parkinson’s disease and other neurodegenerative conditions. ISCO has made these programs a priority internally and for collaboration with external academic and corporate experts. Other examples include corneal and retinal cells and tissues that mostly target large and growing markets in Asia and the Latin countries. ISCO’s strategy for these “cellular ophthalmology” programs is to establish third-party funding and conduct accelerated development in the aforementioned territories.

ISCO’s wholly-owned subsidiary Lifeline Skin Care (LSC) develops and commercializes skin care products using ISCO’s stem cell technologies. These products are not regulated as therapeutic products and can therefore be brought to market relatively quickly. Furthermore, marketing and sales can be conducted direct to the consumer via the internet as well as channels such as dermatology clinics, and spas, thus providing important revenue towards ISCO’s internal therapeutic development.

ISCO’s wholly-owned subsidiary Lifeline Cell Technology (LCT) develops, manufactures and commercializes human cell culture products for research use, manufacturing of clinical-grade human cells and therapeutic applications such as coating of artificial materials with human cells for accelerated surgical healing, pain reduction, etc. LCT’s products are marketed and sold by LCT’s internal staff, OEM partners and Lifeline brand distributors in Europe and Asia. This also provides important revenue towards ISCO’s internal therapeutic development.

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

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, Lifeline became wholly-owned by ISC California, which in turn is wholly-owned by us. Lifeline Cell Technology is responsible for developing, manufacturing and distributing all of its products.

Lifeline Skin Care, Inc. (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare creates cosmetic skin care products derived from our human cell technologies and will develop, manufacture and distribute cosmeceutical products.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

We are still considered a development stage company and as such have generated nominal revenues. For the year ended December 31, 2010, our product sales have continued to increase. For the year ended 2010, we have recognized revenue from product sales of Lifeline Cell Technology and Lifeline SkinCare. We have recognized a total of $1,568,480 in product revenues for the year ended December 31, 2010, compared to $1,121,164 for the year ended December 31, 2009. The increase in product sales is due to our strategic marketing efforts on advertising and continued efforts by our sales and marketing team to promote and develop new products and sales leads, as well as innovative concepts implemented from our marketing consultants to promote our products. Additionally, the collaboration agreements executed during 2009 to provide stem cells and reagents to work with stem cells have started to create revenue opportunities.

Cost of Sales

Cost of sales for the year ended December 31, 2010 were $724,641 or 46% of sales, compared to $789,705 or 70% of sales for the year ended December 31, 2009. Cost of sales included, salaries related to manufacturing, third party manufacturing costs, raw materials, general laboratory supplies and an allocation of overhead. In addition to these costs, we recorded inventory adjustments of approximately $181,500 for 2009 and approximately $2,300 for 2010. The inventory adjustment related to a physical inventory and revaluation of inventory costs. The reason for the decrease in cost of sales compared to sales for 2010, compared to 2009, is primarily due to a reduction of labor and material costs caused by manufacturing efficiencies. As we continue to refine our manufacturing processes, and our sales volume continues to increase, we anticipate our cost of sales as a percentage of sales will continue to decrease and become more consistent as we build a consistent level of production.

Research and Development

Research and development expenses were $3,374,012 for the year ended December 31, 2010, an increase of $1,209,562, or 56%, compared to $2,164,450 for the same period in 2009. Research and development expenses increased primarily due to increased R&D activities on various therapeutic research projects, as well as product research activities from Lifeline Cell Technology and Lifeline SkinCare. As part of our research and development efforts, we hired additional research staff and consultants, which is the majority of our increased expenses. Additionally, as our R&D activities increased and with the additional staff, our R&D lab expenses increased. Although we have increased research and development expenses, processes we have put in place to gain efficiencies in our laboratory and production activities helped us reduce the overall costs associated with our research labs located in Oceanside, California and Walkersville, Maryland.

R&D operations consisted primarily of the development of differentiation techniques for retinal, corneal and definitive endoderm cells, development of additional stem cell lines through parthenogenesis, the development of new techniques of parthenogenesis and the development of research products for sale.

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

Marketing Expense

Marketing expenses for the year ended December 31, 2010 were $860,157, an increase of $333,516, or 63%, compared to $526,641 for 2009. During 2010, we continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals.

Our primary marketing expenses for the year ended 2010, related to our professional sales representatives, sales literature, development and placement of print ads for trade journals, trade shows and marketing consultants.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were $7,071,714, an increase of $2,232,417, or 46%, compared to $4,839,297 for the same period in 2009. Part of the increase can be attributed to our fund raising efforts during 2010, including an S-1 that was originally filed in January 2010 and another S-1 that was filed late in 2010, expenses related to stock based compensation for options granted to senior management and other general corporate expenses.

Liquidity and Capital Resources

At December 31, 2010, our cash and cash equivalents totaled $5,782,027. Overall, we had an increase in cash of $5,055,198 for the year ended December 31, 2010 resulting from $7,056,234 cash used in operating activities and $624,118 used in investment activities, offset by $12,735,550 of cash provided by our financing activities. The funds generated from financing activities during 2010 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $7,056,234 for the year end December 31, 2010 was primarily attributable to a net loss of $9,902,698. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $289,092, non-cash compensation expense of $3,174,286, change in market value of warrants of $319,741, interest on notes receivable of $25,622, increase in accounts receivable of $607,518, increase in inventory of $239,774, decrease in prepaid assets of $17,638, increase in deposits of $17,429, an increase in accounts payable of $213,774, increase in accrued expenses of $56,814, increase of deferred revenue of $759,667 and decrease of $469,673 in related party payables.

Investing Cash Flows

Net cash used in investing activities of $624,118 for the year ended December 31, 2010 was primarily attributable to purchases of property and equipment and the cost of construction related to our cGMP R&D facilities. Total use of cash for property and equipment was $299,560, which consists primarily of laboratory equipment for use in a variety of research projects, and for building leasehold improvements related to our cGMP research labs. In addition, we made payments for patent licenses of $324,558 during 2010.

Financing Cash Flows

Net cash provided by financing activities of $12,735,550 for the year ended December 31, 2010 was primarily attributable to closing a Series E Preferred Stock financing round totaling $2,410,750 and Series F Preferred Stock financing of $7,500,000. The Series E Preferred financing during the year was part of an existing agreement to raise five million dollars by issuing Series E Preferred Stock.

During year we also raised equity by offering common stock at a discount and have raised $2,690,550. In June 2010, we closed on our Series F Preferred Stock financing round for $7,500,000 and issued 1,000 shares of Series F Preferred Stock. As part of this agreement, we issued 7,250,000 shares of our common stock which was registered under our S-1 at a net exercise price of $1.03 per share. The capital raised during the year has been and will be used in our research and development activities, development of our commercial research products and for general working capital purposes. Cash received from exercises of options and warrants totaled $455,866.

Management is currently reviewing different financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2011 and beyond;

•	scientific progress in our research and development programs;

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments of $150,000 due each May to Advanced Cell Technology, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our consolidated financial statements.

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

R&D operations consisted primarily of the development of additional stem cell lines through parthenogenesis, the development of new techniques of parthenogenesis, the development of differentiation techniques for retinal, corneal, neurons and definitive endoderm cells, and the development of research products for sale. Expenses related to these projects have not been separately accounted for on our books as yet since the research involved often involves multiple projects, including the use of the same employees and equipment for multiple purposes.

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

Operating Cash Flows

Net cash used in operating activities of $5,228,294 for the year ended December 31, 2009 was primarily attributable to a net loss of $7,772,652. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $205,948, non-cash compensation expense of $1,739,281, Amortization of discounts on convertible notes of $67,227, an increase in inventory of $213,966, an increase in prepaid assets of $170,548, an increase in accounts receivable of $49,090, a decrease in accounts payable of $95,984, an increase in accrued expenses of $531,971, and an increase of $40,521 in related party payables.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions conditions.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

We consider cash and cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

We account for inventory using the first-in, first-out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and adjusted accordingly.

Property and Equipment

We state property and equipment at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. The costs of major remodeling and leasehold improvements are capitalized and depreciated over the shorter of the remaining term of the lease or the life of the asset.

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Patent license cost is included in research and development expense.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case the likelihood of a material change in our reported results would increase.

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

Revenue Arrangements with Multiple Deliverables

We sometimes enter into revenue arrangements that contain multiple deliverables including any mix of products and/or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

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

Registration Payment Arrangements

We are required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based payment awards made to employees and consultants based on estimated fair value. We estimate the fair value of stock options granted and using the Black-Scholes option-pricing model. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant.

The determination of fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of stock-based compensation expense recognized in our Consolidated Statements of Operations. These include estimates of the expected volatility of our stock price, expected option life, expected dividends and the risk-free interest rate. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Due to our limited historical data, our estimated volatility is calculated based upon the historical volatility of comparable companies whose share price is publicly available. The expected option life is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. We determined expected dividend yield to be 0% given we have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period.

Income Taxes

We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. In making such a determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

Concentration of Credit Risk

Cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions, upon the implementation of section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Excess funds are invested in government securities only which are protected under the Securities Investor Protection Corporation (SIPC).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

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

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

Our executive officers are as follows:

Name	Principal Occupation	Age
Kenneth C. Aldrich	Chairman of the Board	72
Andrey Semechkin	Chief Executive Officer, Director	51
Ray Wood	Chief Financial Officer and Secretary	50
Jeffrey D. Janus	Senior Vice President, Operations ISCO, CEO and President, Lifeline Cell Technology, Director	54
Brian Lundstrom	President	48

Name	Principal Occupation	Age
Ruslan Semechkin	CEO and President of Lifeline Skin Care, Inc., Director	26

Kenneth C. Aldrich, Chairman and Co-Founder, has been active in venture capital investing and private equity since 1975. Having previously served as Chairman, Mr. Aldrich assumed the role of CEO in January 2008 upon the death of the incumbent CEO, Jeffrey Krstich, and served until November 2009. He is also a Managing Director of Convergent Ventures, an early-stage life sciences investment company, and an active member of Tech Coast Angels. Through those entities and predecessor companies, he has provided early-stage funding and management for a variety of biomedical and technology start-ups. During the last five years he has held the following positions: WaveTec Vision Systems, an ophthalmic device company (Director and co-founder), Make-it-Work, a computer services company (Director) and Encode Bio, a drug discovery tools company (Director). He is also director of Green Dot Corporation, the world’s largest issuer of prepaid debit cards. Mr. Aldrich holds degrees, with honors, from both Harvard University and Harvard Law School.

Andrey Semechkin, Ph.D., CEO and Director, has been a Director of the Company since December 2008. As a Director, Dr. Semechkin brings to ISCO both business management and scientific activity organization experience. He has been the Chief Executive Officer of the Company since November 2009, and from December 2008 to July 2009, he served as Chief Business Officer, from July 2009 to November 2009 he served as Executive Vice President. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2003. Professor Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 20 years experience creating and managing businesses across different industries and scientific sectors.

Ray Wood, Chief Financial Officer and Secretary. has over 20 years of experience in accounting and corporate finance and was promoted to CFO and Secretary of International Stem Cell Corporation on January 27, 2010. Mr. Wood began his career working for Coopers and Lybrand, CPA’s. From there, Mr. Wood has held various positions working from small start-up companies, one of which went from a private to a public company, to large International public corporations. He has extensive knowledge and experience working with public companies and in the implementation of the Sarbanes-Oxley Act of 2002. Mr. Wood holds B.S. degree in Accounting from San Diego State University and is a CPA of the state of California.

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

Brian Lundstrom, President, Mr. Lundstrom is trained in immunology, molecular biology, finance and international business management in Europe and the US. He has 24 years of product, clinical, business and commercial development experience from R&D-driven, publicly traded and commercially operating leaders in biologics, diabetes, transplantation, cancer and neurodegenerative diseases. Mr. Lundstrom joined International Stem Cell Corporation in November 2009. Prior to that, he was Chief Executive Officer of Brexys during 2008-2009, Senior Vice President of Business Development for ACADIA Pharmaceuticals during 2004-2008, Vice President of Business Development for Genzyme Corporation during 2000-2004, and Vice President of Corporate Development for Oxford GlycoSciences during 1998-1999. Earlier, Mr. Lundstrom held increasingly senior business, clinical and product development positions with Novo Nordisk and Immuntech in the US and Europe. None of these companies had affiliation with International Stem Cell Corporation.

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

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.	RELATED PERSON TRANSACTIONS

The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement under the caption “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the issuer’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Issuer’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 10-KSB for the year ended December 31, 2006.

4.2	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on January 17, 2008).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

10.1	Employment Agreement, dated December 1, 2006, by and between International Stem Cell and Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 29, 2006).

10.2	Employment Agreement, dated October 31, 2006, by and between International Stem Cell and Jeffrey Janus (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on December 29, 2006).

10.3	First Amendment to Exclusive License Agreement (ACT IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 29, 2006).

10.4	First Amendment to Exclusive License Agreement (UMass IP) dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 29, 2006).

10.5	First Amendment to Exclusive License Agreement (Infigen IP) dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 29, 2006).

10.6	Exclusive License Agreement (Infigen IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on December 29, 2006).

10.7	Exclusive License Agreement (ACT IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on December 29, 2006).

10.8	Exclusive License Agreement (UMass IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 29, 2006).

10.9	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).

10.10	Common Stock Purchase Warrant issued with OID Senior Convertible Note (incorporated by reference to Exhibit 10.3 of the Issuers Form 8-K filed on May 16, 2008).

10.11	Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.1 of the Issuers Form 8-K filed on August 18, 2008).

10.12	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on August 18, 2008).

10.13	Employment Agreement with Andrey Semechkin (incorporated by reference to Exhibit 10.4 of the Issuers Form 8-K filed on January 5, 2009).

10.14	Employment Agreement with Ruslan Semechkin (incorporated by reference to Exhibit 10.5 of the Issuers Form 8-K filed on January 5, 2009).

10.15	Preferred Stock Purchase Agreement dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Issuer’s Form 8-K filed on July 6, 2009).

10.16	Employment Agreement with Brian Lundstrom dated November 5, 2009 (incorporated by reference to Exhibit 10.18 of the Issuer’s Form 10-K filed on March 30, 2010).

10.17	Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.19 of the Issuer’s Form 10-K filed on March 30, 2010).

10.18	Preferred Stock Purchase Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.2 of the Issuer’s form 8-K filed May 5, 2010).

10.19	Common Stock Purchase Agreement, dated as of December 9, 2010, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Issuer’s Form 8-K filed on December 13, 2010).

10.20	Registration Rights Agreement, dated as of December 9, 2010, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on December 13, 2010).

10.21	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Issuer’s Form 8-K filed on May 19, 2010).

10.22	Exchange Agreement with Socius CG II, Ltd. dated June 11, 2010 (incorporated by reference to Exhibit 10.4 of the Issuer’s Form 10-Q filed on August 6, 2010).

10.23	Exchange Agreement with Optimus Capital Partners, LLC dated June 11, 2010 (incorporated by reference to Exhibit 10.5 of the Issuer’s Form 10-Q filed on August 6, 2010).

10.24	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Issuer’s Schedule A filed March 30, 2010.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form S-1 filed on December 17, 2010).

23.1	Consent of Vasquez & Company LLP.

31.1	Rule 13a-14(a)/15d-14a (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ RAY WOOD
Name:	Ray Wood
Title:	Chief Financial Officer

Dated: March 24, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/S/ KENNETH C. ALDRICH Kenneth C. Aldrich	Chairman of the Board	March 24, 2011

/S/ ANDREY SEMECHKIN Andrey Semechkin	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2011

/S/ JEFFREY D. JANUS Jeffrey D. Janus	Sr. Vice President Operations and Director	March 24, 2011

/S/ RAY WOOD Ray Wood	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2011

/S/ RUSLAN SEMECHKIN Ruslan Semechkin	Director	March 24, 2011

/S/ DONALD A. WRIGHT Donald A. Wright	Director	March 24, 2011

/S/ PAUL V. MAIER Paul V. Maier	Director	March 24, 2011

Charles J. Casamento	Director

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Stem Cell Corporation

(A Development Stage Company)

Oceanside, California

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, members’ deficit and stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vasquez & Company LLP
Los Angeles, California
March 24, 2011

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$5,782,027	$726,829
Accounts receivable	738,506	130,988
Inventory, net	856,083	631,309
Prepaid assets	228,338	245,976

Total current assets	7,604,954	1,735,102
Property and equipment, net	1,295,328	1,209,509
Patent licenses, net	986,714	737,507
Deposits and other assets	39,812	22,383

Total assets	$9,926,808	$3,704,501

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$582,824	$369,050
Accrued expenses	438,576	631,762
Deferred revenue	759,667	—
Convertible debt and advances	250,000	250,000
Warrants to purchase common stock	—	1,103,223
Related party payable	—	469,673

Total liabilities	2,031,067	2,823,708

Long-Term Perpetual Preferred Stock	—	2,033,288

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value 200,000,000 shares authorized, 74,771,107 and 56,034,835 issued and outstanding 2010 and 2009, respectively	74,771	56,035
Preferred stock, $0.001 par value 20,000,000 shares authorized, 2,800,043 and 3,000,243 issued and outstanding 2010 and 2009, respectively	2,800	3,000
Note Subscription on Perpetual Preferred Stock	(4,875)	(2,708,988)
Additional paid-in capital	55,749,093	38,067,152
Deficit accumulated during the development stage	(47,926,048)	(36,569,694)

Total stockholders’ equity (deficit)	7,895,741	(1,152,495)

Total liabilities and stockholders’ equity (deficit)	$9,926,808	$3,704,501

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Statements of Operations (A Developmental Stage Company)

	Year Ended December 31,		Inception (August 17, 2001) through December 31, 2010
	2010	2009
Product sales	$1,568,480	$1,121,164	$3,099,165
Royalties and license	—	—	135,000

Total revenue	1,568,480	1,121,164	3,234,165

Development expenses
Cost of sales	724,641	789,705	1,715,472
Research and development	3,374,012	2,164,450	13,860,278
Marketing	860,157	526,641	2,399,149
General and administrative	7,071,714	4,839,297	23,323,822

Total development expenses	12,030,524	8,320,093	41,298,721

Loss from development activities	(10,462,044)	(7,198,929)	(38,064,556)
Other income (expense)
Settlement with related company	—	720	(92,613)
Miscellaneous	(26,155)	—	(17,512)
Dividend and interest income	27,635	9,227	92,875
Interest expense	(14,079)	(94,587)	(2,225,074)
Change in market value of warrants	319,741	(498,183)	(479,857)
Sublease income	252,204	9,100	298,433

Total other income (loss)	559,346	(573,723)	(2,423,748)

Loss before tax	(9,902,698)	(7,772,652)	(40,488,304)
Provision for income taxes	—	—	6,800

Net loss	$(9,902,698)	$(7,772,652)	$(40,495,104)

Dividend on preferred stock	(1,453,656)	(4,395,661)	(7,430,944)

Net loss applicable to common shareholders	$(11,356,354)	$(12,168,313)	$(47,926,048)

Net loss per common share—basic and diluted	$(0.17)	$(0.26)	n/a

Weighted average shares—basic and diluted	68,761,650	46,418,635	n/a

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to December 31, 2010

	Common Stock		Preferred Stock			Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution										100,000
Net loss for the period from inception										(140,996)
Balance at December 31, 2001										(40,996)
Members contributions										250,000
Net loss for the year ended										(390,751)
Balance at December 31, 2002										(181,747)
Members contributions										195,000
Net loss for the year ended										(518,895)
Balance at December 31, 2003										(505,642)
Members contribution										1,110,000
Net loss for the year ended										(854,718)
Activity through December 31, 2004										(250,360)
Members contributions										780,000
Net loss for the year ended December 31, 2002										(1,385,745)
Balance at December 31, 2005										(856,105)
Members contribution										250,000
Effect of the Reorganization Transactions	20,000,000	20,000					2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210					(2,210)		—
Offering costs							(2,778,082)		(2,778,082)
Warrants issued for equity placement services							1,230,649		1,230,649
Warrants issued for services							222,077		222,077
Warrants issued with promissory note							637,828		637,828
Common stock issued for services	1,350,000	1,350					1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436					10,371,512		10,381,948
Stock-based compensation							842,374		842,374
Net loss for the year ended December 31, 2006								(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996					14,537,798	(9,875,032)	4,696,762	—

Offering costs							(382,124)		(382,124)
Warrants issued for equity placement services							169,249		169,249
Issuance of common stock	1,370,000	1,370					1,368,630		1,370,000
Warrants exercised	3,000	3					2,997		3,000
Stock-based compensation							427,496		427,496
Net loss for the year ended December 31, 2007								(6,071,983)	(6,071,983)
						______
Balance at December 31, 2007	35,369,495	35,369	—	—			16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550			4,546,450		4,550,000
Warrants issued and beneficial conversion feature							910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041					593,358		596,399
Stock-based compensation							734,867		734,867
Deemed Dividend							1,581,627	(1,581,627)	—
Net loss for the year ended December 31, 2008								(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37				3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208					940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)			(3,177)		—
From conversion of debt	2,000,000	2,000					498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)		3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511					(3,511)		—
For cash	2,786,628	2,787					1,397,213		1,400,000
Stock-based compensation							409,625		409,625
Warrants issued for services							281,416		281,416
Options issued for services							106,058		106,058
Deemed Dividend							3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities							(303,628)	(301,415)	(605,043)
Equity placement shares							(250,000)		(250,000)
Dividend on preferred stock								(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)			(7,772,652)	(7,781,640)

Balance at December 31, 2009	56,034,835	$56,035	3,000,043	$3,000	$(2,708,988)		$38,067,152	$(36,569,694)	$(1,152,495)

Issuance of Preferred Stock
Preferred Stock Subscription
Issuance of Common Stock
For services	749,167	749					1,083,651		1,084,400
From conversion of preferred stock and options	800,000	800	(200,000)	(200)			(600)		—
From conversion of debt
From exercise of warrants	5,062,815	5,063			(3,254,513)	(4,875)	4,746,969		1,492,644
From cashless exercise of warrants and options	1,531,150	1,531					(1,531)		—
For cash	10,593,140	10,593					10,179,957		10,190,550
Stock-based compensation							2,068,347		2,068,347
Warrants issued for services
Options issued for services
Cumulative effect adjustment—warrant liabilities							804,971		804,971
Deemed dividend on preferred stock								(1,036,778)	(1,036,778)
Accrued and paid dividend on preferred stock								(416,878)	(416,878)
Swap notes Receivable and Perpetual Preferred Stock					5,989,123		(1,199,823)		4,789,300
Net loss for the year ended December 31, 2010					(25,622)			(9,902,698)	(9,928,320)

Balance at December 31, 2010	74,771,107	$74,771	2,800,043	$2,800	$—	$(4,875)	$55,749,093	$(47,926,048)	$7,895,741

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Compnay)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Inception (August 17, 2001) through December 31, 2010
	2010	2008
Cash flows from operating activities
Net loss	$(9,902,698)	$(7,772,652)	$(40,495,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,092	205,948	947,512
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Stock-based compensation expense	2,068,347	797,099	4,870,183
Common stock issued for services	1,105,889	942,182	3,994,470
Change in market value of warrants	(319,741)	498,183	479,857
Amortization of debt discount on convertible debt	—	67,227	1,080,962
Allowance for inventory obsolescence	15,000	—	15,000
Interest on note receivable	(25,622)	(8,988)	(34,610)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(607,518)	(49,090)	(738,506)
(Increase) in inventory	(239,774)	(213,966)	(871,083)
(Increase) decrease in prepaid assets	17,638	(170,548)	(228,338)
(Increase) in deposits	(17,429)	(197)	(39,812)
Increase (decrease) in accounts payable	213,774	(95,984)	582,824
Increase in accrued expenses	56,814	531,971	829,776
Increase in deferred revenue	759,667	—	759,667
Increase (decrease) in related party payables	(469,673)	40,521	(164,504)

Net cash used in operating activities	(7,056,234)	(5,228,294)	(28,048,497)

Investing activities
Purchases of property and equipment	(299,560)	(731,017)	(1,924,145)
Payments for patent licenses	(324,558)	(158,872)	(1,305,408)

Net cash used in investing activities	(624,118)	(889,889)	(3,229,553)

Financing activities
Proceeds from members’ contribution	—	—	2,685,000
Issuance of common stock	10,190,550	1,494,231	23,439,730
Issuance of preferred stock	2,410,750	5,300,000	12,260,750
Issuance of convertible promissory notes	—	—	2,099,552
Exercise of options and warrants	455,866	—	455,866
Payment of preferred stock dividends	(321,616)	(331,041)	(652,657)
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	—	(1,760,308)
Proceeds from convertible debt, advances and loan payable	—	—	1,360,000
Payment of loan payable	—	—	(625,000)

Net cash provided by financing activities	12,735,550	6,463,190	37,060,077

Net increase in cash and cash equivalents	5,055,198	345,007	5,782,027
Cash and cash equivalents at beginning of period	726,829	381,822	—

Cash and cash equivalents at end of period	$5,782,027	$726,829	$5,782,027

Supplemental disclosures of cash flow information
Cash paid for interest	$30,468	$22,929	$371,822

Cash paid for income taxes	$800	$3,265	$11,148

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discount on convertible debt from warrants	$—	$—	$269,632

Deemed dividend on preferred stock	$1,036,778	$4,064,620	$6,683,025

Conversion of debt to common stock	$—	$500,000	$500,000

Accrual of equity placement costs	$(250,000)	$250,000	$—

Warrants issued for placement agent services	$—	$—	$1,230,649

Warrants issued with promissory notes	$—	$—	$637,828

Non-cash sale of preferred stock	$—	$381,700	$381,700

Dividend on preferred stock exchanged for note receivable	$95,262	$—	$95,262

Conversion of preferred stock	$800	$1,400	$2,200

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

Basis of Presentation

International Stem Cell Corporation was formed in June 2006. BTHC III, Inc. was a shell company that had no operations and no net assets. For accounting purposes the acquisition has been treated as a recapitalization of BTHC III with ISC California as the accounting acquirer (reverse acquisition). The historical statements prior to June 2006 are those of Lifeline Cell Technology, a wholly-owned subsidiary of ISC California.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts Receivable consist of trade account receivable from the sales of Lifeline Cell Technology’s products and cash held by a third party merchant service provider, which is required to hold 20% of cash collected on our behalf. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured.

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

Patent Licenses

Patent licenses, net, consists of acquired research and development rights used in research and development, which have alternative future uses. Patent licenses are recorded at cost of $1,305,408 and $980,850 at December 31, 2010 and 2009, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $75,351 and $58,570 for the years ended December 31, 2010 and 2009, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2010 and 2009 are $318,694 and $243,343, respectively. Additional information regarding patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at December 31, 2010.

Deferred Revenue

The Company recognizes revenue from its LifeLine Skin Care products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. However, the LifeLine Skin Care products have a 30 day right of return guarantee and therefore, we defer all revenue associated with these product sales until final the 30 days guarantee has expired. In addition, all costs associated with these product sales are reclassed against the deferred revenue account so that the net deferred revenue balance.

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

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily composed of costs and expenses for salaries and benefits associated with research and development personnel; overhead and occupancy; contract services; and amortization of technology used in research and development with alternative future uses.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Fair Value Measurements

On January 1, 2008, the Company adopted authoritative guidance for fair value measurements and fair value disclosures. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2010.

	Total	Level 1	Level 2	Level 3
ASSETS:	$—	$—
Cash equivalents	$4,991,931	$4,991,931	$—	$—

LIABILITIES:
Warrants to purchase common stock	$—	$—	$—	$—

During the second quarter of 2010, the holders of the warrants issued to purchasers of Series A and B Preferred Stock all signed a waiver to give up their rights to the anti-dilution provisions related to the warrants. The modification to the Warrant Agreements triggered the warrants to be re-valued at the date of modification and to be reclassified from a liability to equity. The re-valuation of the warrants resulted in a reduction in the warrant value of $319,741 which was recorded as a credit to income. The adjusted value of the warrants of $804,971 was recorded as a credit to Additional Paid-in Capital, thus eliminating the outstanding warrant liability as of June 30, 2010.

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2010, operating loss carryforwards of approximately $12,776,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $10,106,000. The increase in net operating loss carryforwards for the year ended December 31, 2010 is approximately $2,670,000.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located primarily in the United States. Bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution at December 31, 2009. At December 31, 2010, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. At December 31, 2009, the Company’s cash balances on deposit with the financial institutions in excess of the FDIC $526,086. All cash balances on deposit with financial institutions are fully insured at December 31, 2010. Also at December 31, 2010, the Company had $4,991,931 of cash in accounts which are under the Securities Investor Protection Corporation (SIPC).

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of December 31, 2010 and 2009 approximate their fair values because of the short-term nature of those instruments.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period based on the exchange ratio of shares issued in the merger. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end, December 31, 2010, there were 6,270,878 warrants, 7,830,216 vested stock options and 12,888,660 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

The Company displays comprehensive income or loss, its components and accumulated balances in its consolidated financial statements. Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the year ended December 31, 2010 and 2009 or the period from inception through December 31, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This ASU provides guidance resulting from EITF Issue No. 10-D on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this ASU are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The provisions of ASU-2010-27 and its amendments are not expected to have an impact on the Company’s financial statements.

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

2. Inventory

Inventories are accounted for using the First in First out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows:

	December 31,
	2010	2008
Raw materials	$196,046	$133,192
Work in process	3,877	189,679
Finished goods	671,160	308,438

Total	$871,083	$631,309
Less allowance for inventory obsolescence	15,000	—

Inventory, net	$856,083	$631,309

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009
Machinery and equipment	$733,807	$660,282
Computer equipment	241,282	196,665
Office equipment	81,068	72,307
Leasehold improvements	834,527	661,870

	1,890,684	1,591,124
Accumulated depreciation and amortization	(595,356)	(381,615)

Property and equipment, net	$1,295,328	$1,209,509

Depreciation and amortization expense was $213,741 and $147,378 for the years ended December 31, 2010 and 2009, respectively. From time to time we use equipment that is classified under operating lease arrangements and the expenses related to this equipment is expensed monthly as general and administrative, research and development or sales and marketing expenses.

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

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Related Party Payables

The Company has incurred obligations to the following related parties:

	December 31,
	2010	2009
Management fee	$—	$292,009
Loan payable	—	177,664

Related Party Payables	$—	$469,673

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

In August 2008, due to the issuance of equity securities with a conversion rate that is lower than the exercise price of the warrants, the exercise price of the warrants was reduced to $0.25. The estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25. Allocated fair value of the warrants of $80,963 has been recorded as a discount to the related party loan payable and is being amortized over the term of the note using the straight-line method. For the year ended December 31, 2008, amortization of the discount was $72,742. Unamortized discount as of December 31, 2008 was $8,221. For the year ended December 31, 2009, there were no equity securities issued that required a fair value adjustment. In June 2010, both the management fees and loan payable were paid in full.

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

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LifeLine Cell Technology (“Lifeline”), a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of December 31, 2010 no revenues were realized from this agreement.

	December 31, 2010	December 31, 2009
Bio Time, Inc.	$250,000	$250,000

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

On December 9, 2010, International Stem Cell Corporation (“ISCC” or the “Company”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of ISCC common stock (the “Purchase Shares”) over the term of the Purchase Agreement. In connection with the execution of the Purchase Agreement, ISCC sold Aspire 333,333 shares of common stock for a total of $500,000. Under the Purchase Agreement, the Company also agreed to pay Aspire Capital a commitment fee of 500,000 shares of its common stock. The Company is not obligated to pay any additional expense reimbursement or any placement agent fees in connection with the transaction.

The Purchase Agreement is intended to provide the Company with a source of capital of up to $25 million over the next three years. The sales price of any shares the Company elects to sell will be known by the Company at the time it makes the decision to sell and will be determined by a formula (described below) based on the price of the Company’s stock over the preceding 12 days. As a result, the Company will be able to sell shares on whatever schedule it believes best suits its needs and is not required to sell any shares unless it deems such sales to be beneficial to the Company.

Summary of terms of Purchase Agreement

Once the Registration Statement (referred to below) is effective, on any day on which the principal market for shares of ISCC common stock is open for trading, over the three-year term of the Purchase Agreement, the Company has the right, in its sole discretion, to provide Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase the number of shares of ISCC common stock specified in the Purchase Notice. The number of shares the Company may designate in the Purchase Notice varies based on the closing price of the ISCC common stock on the date of the Purchase Notice. The Company may direct Aspire Capital to purchase up to: (1) 100,000 shares of common stock so long as the closing price is above $0.25; (2) 150,000 shares of common stock so long as the closing price is above $1.25; (3) 200,000 shares of common stock so long as the closing price is above $1.75 and (4) 300,000 shares of common stock so long as the closing price is above $2.25. The purchase price per share (the “Purchase Price”) for each Purchase Notice is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities.

The timing and the number of shares covered by each Purchase Notice are determined in the Company’s sole discretion, and the applicable Purchase Price will be determined prior to delivery of any Purchase Notice. The Company may deliver multiple Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed. There are no trading volume requirements or restrictions under the Purchase Agreement. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases as directed in accordance with the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty. Aspire Capital has covenanted not to cause, or engage in any manner whatsoever, any direct or indirect short selling or hedging of ISCC common stock. The Company did not pay any additional amounts to reimburse or otherwise compensate Aspire

Capital in connection with the transaction. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

The Company’s net proceeds will depend on the Purchase Price and volume and frequency of the Company’s sales of shares to Aspire Capital; provided, however, that the maximum aggregate proceeds from sales of shares to Aspire Capital under the Purchase Agreement is $25 million. The Company anticipates that delivery of Purchase Notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Purchase Agreement. The Company expects to use proceeds from sales of shares to Aspire Capital for funding its research and development activities and for general corporate purposes and working capital requirements.

Registration Rights

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated December 9, 2010. The Registration Rights Agreement provides, among other things, that the Company will register the resale of the commitment fee shares and the shares that have been or may be sold to Aspire Capital (collectively, the “Securities”) by Aspire Capital. The Company further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

As of December 31, 2010, the Company has not draw any funds or issued any additional stock under the S-1 filed in conjunction with this transaction.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2010, operating loss carryforwards of approximately $12,776,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2009, the company had operating loss carryforwards of approximately $10,106,000. The increase in carryforwards for the year ended September 30, 2010 is approximately $2,670,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2010 and December 31, 2009 follows:

	December 31, 2010	December 31, 2009
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets (liabilities)
Net operating loss carryforwards	$12,776,000	$10,106,000
Accrued expenses	462,000	632,000
Research and Development tax credit (Fed and St.)	342,000	184,000

Deferred tax assets	$13,580,000	10,922,000

	December 31, 2010	December 31, 2009
Valuation allowance	(13,580,000)	(10,922,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	December 31, 2010	December 31, 2009
Current	$—	$—
Deferred	—	—

Total	$—	$—

9. Stock Options and Warrants

Stock Options

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

In November and December of 2009, the Company issued outside the 2006 and 2010 option plans non-qualified stock options to purchase 10,257,593 shares of common stock to certain employees and consultants. These options vest over 50 months and expire not later than 10 years from the date of grant.

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. The Company recognized $2,068,347 for the year ended December 31, 2010 of stock-based compensation, of which approximately $413,669 related to R&D expense, $103,417 related to Sales and Marketing expense and $1,551,261 related to general and administrative expense. During 2009, the Company recognized $797,099 as stock-based compensation expenses, of which $119,365 related to R&D expense, $106,871 related to Sales and Marketing expense and $183,389 related to General and Administrative expense. Unrecognized compensation cost related to stock options as of December 31, 2010 was $5,583,959 and the weighted average life of these outstanding stock options is approximately 3.09 years.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2010 and 2009:

	2010	2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.92%	1.62%
Expected stock price volatility	68%	68%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	5.98 yrs	3.71 yrs

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued as of December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	2,689,900	7.61	$0.44	1,456,400	7.51	$0.44
$0.51-$0.75	12,109,737	8.87	$0.61	2,991,937	8.87	$0.61
$0.76-$1.00	2,715,539	5.07	$1.00	2,637,139	5.02	$1.00
$1.01-$1.25	24,600	6.82	$1.15	17,400	6.82	$1.15
$1.26-$1.50	2,459,100	9.22	$1.31	436,140	7.87	$1.38
$1.51-$3.20	720,000	8.29	$2.04	291,200	7.29	$2.58

	20,718,876	8.23	$0.77	7,830,216	7.20	$0.84

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2008	6,167,500	$0.85
Granted	2,786,537	$0.58
Exercised	(16,400)	$0.43
Canceled or expired	(825,600)	$0.46

Outstanding at December 31, 2009	8,112,037	$0.76
Granted	2,683,000	$1.34
Exercised	(547,400)	$0.75
Canceled or expired	(237,700)	$0.63
Outstanding at December 31, 2010	10,009,937	$0.92

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,049,593	$0.64
Granted	—	$—
Exercised	(311,905)	$0.80
Canceled or expired	(28,749)	$0.62
Outstanding at December 31, 2010	10,708,939	$0.64

Warrants

As of December 31, 2006 Brookstreet Securities Corporation (“Brookstreet”) had earned 1,976,190 warrants as partial compensation for its services as placement agent for the raising of equity capital. An additional 274,000 warrants were earned by Brookstreet in the first quarter of 2007, for a total of 2,250,190 warrants related to the Company’s private placement. In addition, 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,077 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1,230,649. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9,881,950 and are offset by cash offering costs of $1,547,433 as well as the non-cash offering cost of $1,230,649 related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, an average risk free interest rate of 4.70% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.

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

Also during 2008, in connection with the fund raising efforts of the Company, we issued two warrants to purchase shares of common stock with the purchase of one Series A Preferred Stock, were an additional 2,000,000 common stock warrants were outstanding and two warrants to purchase shares of common stock with the purchase of one Series B Preferred Stock, were an additional 1,100,000 common stock warrants were outstanding. As of December 31, 2010, only 400,000 warrants related to the series A was converted into 800,000 common shares.

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

10. Commitments and Contingencies

Leases

The Company leases office space under a noncancelable operating leases. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010, are as follows:

Amount
2011	272,914
2012	341,974
2013	353,248
2014	353,156
2015	422,738

Total	$1,743,930

11. Subsequent Events

On February 25 2011, International Stem Cell Corporation (the “Company”) entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building will be used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which is to be occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company will begin paying rent once the Company occupies the facilities, at an initial rate of $5,118 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance. In addition, the company will pay it’s proportionate share of the CC&R fees.

S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and a director. The Lease Agreement was negotiated at arms length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party.