Form 10-K/A
period 2010-12-31
International Stem Cell CORP
filed 2011-06-23
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our Annual Report on Form 10-K for the Year Ended December 31, 2010 (the “Original Filing”) to amend and restate our audited financial statements and related disclosures for the year ended December 31, 2010 as discussed in Note 2 to the accompanying restated audited financial statements.

Background of the Restatement

On May 25, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the years ended December 31, 2010 and 2009 included in the Company’s most recently filed Form 10-K, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

An explanation of the errors and the impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Part II, Item 8 of this report. The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of EITF 07-5, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.

(b)	Since the Company needed to restate its financial statements from the error noted above, we decided to correct another error we noted. In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. During the first quarter 2011, the Company started to accrue the dividend which caused the dividend expense to double. The company decided to correct this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

Restatement of Other Financial Statements

While we are filing this Form 10-K/A, we are not concurrently filing amendments to our Annual Report on Form 10-K for the year ended 2009 or our Quarterly Reports on Form 10-Q in 2009 and 2010 for each of the quarterly periods ended March 31, June 30 and September 30. This Amendment No. 1 to our Annual Report on Form 10-K is being filed to restate our financial statements as of December 31, 2009 and 2010, for the years then ended, and for the period from inception through December 31, 2010 and related footnote disclosures. Additional information about the effects of the restatement on the previously reported financial statements for the Affected Periods is contained in Note 2 to the restated financial statements included with this filing.

Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part II – Item 9A of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part II – Item 9A included in this Amended Filing.

This Amended Filing sets forth the complete text of the following items of the Original Filing as modified where necessary to reflect the restatement.

•	Part II — Item 8. Financial Statements;

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part II — Item 9A. Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART II

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

Restatements

On January 1, 2009, we adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” our stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, we concluded that our previously issued stock purchase warrants related to the placement agent services were classified as equity and, therefore, the adoption of the new guidance did not have any impact on our historical financial statements or on our 2009 and 2010 financial statements.

In connection with 2011 first quarterly review, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2006 and 2007 should have been appropriately classified as liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify those existing warrants (as to the actual number of shares issuable per each warrant and their exercise price) in the event that the Company subsequently issues equity at a price below the exercise price of the existing warrants.

As a result, we have restated our financial statements as of December 31, 2010 and 2009 and for the years then ended and for the period from inception through December 31, 2010 to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. See Note 2 to the financial statements contained in Part II, Item 8 of this report for further discussion.

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

Liquidity and Capital Resources

At December 31, 2010, our cash and cash equivalents totaled $5,782,027. Overall, we had an increase in cash of $5,055,198 for the year ended December 31, 2010 resulting from $6,949,029 cash used in operating activities and $624,118 used in investing activities, offset by $12,628,345 of cash provided by our financing activities. The funds generated from financing activities during 2010 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $6,949,029 for the year end December 31, 2010 was primarily attributable to a net loss of $12,722,980. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $289,092, non-cash compensation expense of $3,174,236, change in market value of warrants of $2,500,541, allowance for inventory obsolescence of $15,000, interest on notes receivable of $25,622, increase in accounts receivable of $607,518, increase in inventory of $239,774, decrease in prepaid assets of $17,638, increase in deposits of $17,429, an increase in accounts payable of $213,774, increase in accrued liabilities of $164,019, increase of deferred revenue of $759,667 and decrease of $469,673 in related party payables.

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

Financing Cash Flows

Net cash provided by financing activities of $12,628,345 for the year ended December 31, 2010 was primarily attributable to closing a Series E Preferred Stock financing round totaling $2,410,750 and Series F Preferred Stock financing of $7,500,000. The Series E Preferred financing during the year was part of an existing agreement to raise five million dollars by issuing Series E Preferred Stock.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than annual payments of $150,000 due each May to Advanced Cell Technology, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 5 to our consolidated financial statements.

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

Liquidity and Capital Resources

At December 31, 2009, our cash and cash equivalents totaled $726,829. Overall, we had an increase in cash of $345,007 for the year ended December 31, 2009, resulting from $5,335,499 cash used in operating activities and $889,889 used in investment activities, offset by $6,570,395 of cash provided by our financing activities. The funds generated from financing activities during 2009 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $5,335,499 for the year ended December 31, 2009 was primarily attributable to a net loss of $8,504,110. The adjustments to reconcile the net loss to net cash used in operating activities include depreciation and amortization expense of $205,948, non-cash compensation expense of $1,739,281, change in market value of warrants of $1,229,641 amortization of discounts on convertible notes of $67,227, an increase in inventory of $213,966, an increase in prepaid assets of $170,548, an increase in accounts receivable of $49,090, a decrease in accounts payable of $95,984, an increase in accrued liabilities of $424,766, and an increase of $40,521 in related party payables.

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

Financing Cash Flows

Net cash provided by financing activities of $6,570,395 for the year ended December 31, 2009 was primarily attributable to closing the Series D, and E Preferred Stock financings of $5,300,000, Rule 144 stock issued of $1,494,231.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures” is defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management believes that based on the fact that we did not have adequate staffing in 2008 through 2010, the Company’s disclosure controls and procedures were not effective related to the accounting for stock purchase warrants, which caused a material weakness in our internal controls over financial reporting. Based on this, management has reassessed the effectiveness of our disclosure controls and procedures and has determined that they were not effective as of December 31, 2009 and 2010.

Restatement of Consolidated Financial Statements

On May 25, 2011, the Audit Committee of our Board of Directors, determined that the Company’s financial statements for the years ended December 31, 2009 and 2010 and for each of the quarterly periods in those years, should no longer be relied upon because of errors in such financial statements related to the Company’s accounting for warrants issued which include an anti-dilution feature.

The Company’s management and the Audit Committee of the Board of Directors have determined that the financial statements should be restated to reflect these non-cash charges. The Company’s management and the Audit Committee of the Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness. As part of this remediation plan, the Company is adding additional staff including another staff with SEC experience and we will provide all staff with additional training and education. Implementation of the remediation plan is in process and consists of redesigning quarterly and annual procedures to enhance management’s identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management believes the foregoing efforts will effectively remediate the material weakness.

As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was not effective as of December 31, 2010.

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

Dated: June 22, 2011

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

As discussed in note 2 to the consolidated financial statements, the consolidated balance sheets, statements of operations, members’ deficit and stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception (August 17, 2001) through December 31, 2010 have been restated.

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

/s/ Vasquez & Company LLP
Los Angeles, California
March 24, 2011 (except for notes 1, 2 and 10, as to which the date is June 22, 2011)

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2010 (Restated)	2009 (Restated)
Assets
Current assets
Cash and cash equivalents	$5,782,027	$726,829
Accounts receivable	738,506	130,988
Inventory, net	856,083	631,309
Prepaid assets	228,338	245,976

Total current assets	7,604,954	1,735,102
Property and equipment, net	1,295,328	1,209,509
Patent licenses, net	986,714	737,507
Deposits and other assets	39,812	22,383

Total assets	$9,926,808	$3,704,501

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$582,824	$369,050
Accrued liabilities	545,781	631,762
Deferred revenue	759,667	—
Convertible debt and advances	250,000	250,000
Warrants to purchase common stock	2,399,605	2,220,470
Related party payable	—	469,673

Total liabilities	4,537,877	3,940,955

Long-Term Perpetual Preferred Stock	—	2,033,288

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value 200,000,000 shares authorized, 74,771,107 and 56,034,835 issued and outstanding 2010 and 2009, respectively	74,771	56,035
Preferred stock, $0.001 par value 20,000,000 shares authorized, 2,800,043 and 3,000,043 issued and outstanding 2010 and 2009, respectively	2,800	3,000
Subscription receivable on common stock	(4,875)	(2,708,988)
Additional paid-in capital	56,170,006	36,950,141
Deficit accumulated during the development stage	(50,853,771)	(36,569,930)

Total stockholders’ equity (deficit)	5,388,931	(2,269,742)

Total liabilities and stockholders’ equity (deficit)	$9,926,808	$3,704,501

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Development Stage Company)

Consolidated Statements of Operations (A Development Stage Company)

	Year Ended December 31,		Inception (August 17, 2001) through December 31, 2010 (Restated)
	2010 (Restated)	2009 (Restated)
Product sales	$1,568,480	$1,121,164	$3,099,165
Royalties and license	—	—	135,000

Total revenue	1,568,480	1,121,164	3,234,165

Development expenses
Cost of sales	724,641	789,705	1,715,472
Research and development	3,374,012	2,164,450	13,860,278
Marketing	860,157	526,641	2,399,149
General and administrative	7,071,714	4,839,297	23,323,822

Total development expenses	12,030,524	8,320,093	41,298,721

Loss from development activities	(10,462,044)	(7,198,929)	(38,064,556)
Other income (expense)
Settlement with related company	—	720	(92,613)
Miscellaneous	(26,155)	—	(17,512)
Dividend and interest income	27,635	9,227	92,875
Interest expense	(14,079)	(94,587)	(2,225,074)
Change in market value of warrants	(2,500,541)	(1,229,641)	(3,730,182)
Sublease income	252,204	9,100	298,433

Total other income (loss)	(2,260,936)	(1,305,181)	(5,674,073)

Loss before tax	(12,722,980)	(8,504,110)	(43,738,629)
Provision for income taxes	—	—	6,800

Net loss	$(12,722,980)	$(8,504,110)	$(43,745,429)

Dividend on preferred stock	(1,560,861)	(4,395,661)	(7,538,149)

Net loss attributable to common stockholders	$(14,283,841)	$(12,899,771)	$(51,283,578)

Net loss per common share—basic and diluted	$(0.21)	$(0.28)	n/a

Weighted average shares—basic and diluted	68,761,650	46,418,635	n/a

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Development Stage Company)

Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to December 31, 2010

	Common Stock		Preferred Stock			Subscription Receivable	Additional Paid-in Capital (Restated)	Accumulated Deficit (Restated)	Total Stockholders’ Equity (Restated)	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution										100,000
Net loss for the period from inception										(140,996)

Balance at December 31, 2001										(40,996)
Members contributions										250,000
Net loss for the year ended										(390,751)

Balance at December 31, 2002										(181,747)
Members contributions										195,000
Net loss for the year ended										(518,895)

Balance at December 31, 2003										(505,642)
Members contribution										1,110,000
Net loss for the year ended										(854,718)

Activity through December 31, 2004										(250,360)
Members contributions										780,000
Net loss for the year ended December 31, 2005										(1,385,745)

Balance at December 31, 2005										(856,105)
Members contribution										250,000

Effect of the Reorganization Transactions	20,000,000	20,000					2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210					(2,210)		—
Offering costs							(2,778,082)		(2,778,082)
Warrants issued for equity placement services							1,230,649		1,230,649
Warrants issued for services							222,077		222,077
Warrants issued with promissory note							637,828		637,828
Common stock issued for services	1,350,000	1,350					1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436					10,371,512		10,381,948
Stock-based compensation							842,374		842,374
Net loss for the year ended December 31, 2006								(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996	—	—	—	—	14,537,798	(9,875,032)	4,696,762	—

Offering costs							(382,124)		(382,124)
Warrants issued for equity placement services							169,249		169,249
Issuance of common stock	1,370,000	1,370					1,368,630		1,370,000
Warrants exercised	3,000	3					2,997		3,000
Stock-based compensation							427,496		427,496
Net loss for the year ended December 31, 2007								(6,071,983)	(6,071,983)
						______
Balance at December 31, 2007	35,369,495	35,369	—	—	—	—	16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550			4,546,450		4,550,000
Warrants issued and beneficial conversion feature							910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041					593,358		596,399
Stock-based compensation							734,867		734,867
Deemed Dividend							1,581,627	(1,581,627)	—
Net loss for the year ended December 31, 2008								(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—	—	24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37				3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208					940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)			(3,177)		—
From conversion of debt	2,000,000	2,000					498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)		3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511					279,376		282,887
For cash	2,786,628	2,787					1,397,213		1,400,000
Stock-based compensation							409,625		409,625
Warrants issued for services							281,416		281,416
Options issued for services							106,058		106,058
Deemed Dividend							3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities							(1,703,526)	429,807	(1,273,719)
Equity placement shares							(250,000)		(250,000)
Dividend on preferred stock								(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)			(8,504,110)	(8,513,098)

Balance at December 31, 2009	56,034,835	$56,035	3,000,043	$3,000	$(2,708,988)	—	$36,950,141	$(36,569,930)	$(2,269,742)

Issuance of Preferred Stock
Preferred Stock Subscription
Issuance of Common Stock
For services	749,167	749					1,083,651		1,084,400
From conversion of preferred stock and options	800,000	800	(200,000)	(200)			(600)		—
From conversion of debt
From exercise of warrants	5,062,815	5,063			(3,254,513)	(4,875)	4,746,969		1,492,644
From cashless exercise of warrants and options	1,531,150	1,531					1,536,393		1,537,924
For cash	10,593,140	10,593					10,179,957		10,190,550
Stock-based compensation							2,068,347		2,068,347
Warrants issued for services
Options issued for services
Warrants reclassed to equity							804,971		804,971
Deemed dividend on preferred stock								(1,036,778)	(1,036,778)
Accrued and paid dividend on preferred stock								(524,083)	(524,083)
Swap notes Receivable and Perpetual Preferred Stock					5,989,123		(1,199,823)		4,789,300
Net loss for the year ended December 31, 2010					(25,622)			(12,722,980)	(12,748,602)

Balance at December 31, 2010	74,771,107	$74,771	2,800,043	$2,800	$—	$(4,875)	$56,170,006	$(50,853,771)	$5,388,931	—

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Inception (August 17, 2001) through December 31, 2010 (Restated)
	2010 (Restated)	2009 (Restated)
Cash flows from operating activities
Net loss	$(12,722,980)	$(8,504,110)	$(43,745,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,092	205,948	947,512
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Stock-based compensation expense	2,068,347	797,099	4,870,183
Common stock issued for services	1,105,889	942,182	3,994,470
Change in market value of warrants	2,500,541	1,229,641	3,730,182
Amortization of debt discount on convertible debt	—	67,227	1,080,962
Allowance for inventory obsolescence	15,000	—	15,000
Interest on note receivable	(25,622)	(8,988)	(34,610)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(607,518)	(49,090)	(738,506)
(Increase) in inventory	(239,774)	(213,966)	(871,083)
(Increase) decrease in prepaid assets	17,638	(170,548)	(228,338)
(Increase) in deposits	(17,429)	(197)	(39,812)
Increase (decrease) in accounts payable	213,774	(95,984)	582,824
Increase in accrued liabilities	164,019	424,766	829,776
Increase in deferred revenue	759,667	—	759,667
Increase (decrease) in related party payables	(469,673)	40,521	(164,504)

Net cash used in operating activities	(6,949,029)	(5,335,499)	(28,048,497)

Investing activities
Purchases of property and equipment	(299,560)	(731,017)	(1,924,145)
Payments for patent licenses	(324,558)	(158,872)	(1,305,408)

Net cash used in investing activities	(624,118)	(889,889)	(3,229,553)

Financing activities
Proceeds from members’ contribution	—	—	2,685,000
Issuance of common stock	10,190,550	1,494,231	23,439,730
Issuance of preferred stock	2,410,750	5,300,000	12,260,750
Issuance of convertible promissory notes	—	—	2,099,552
Exercise of options and warrants	455,866	—	455,866
Payment of preferred stock dividends	(428,821)	(223,836)	(652,657)
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	—	(1,760,308)
Proceeds from convertible debt, advances and loan payable	—	—	1,360,000
Payment of loan payable	—	—	(625,000)

Net cash provided by financing activities	12,628,345	6,570,395	37,060,077

Net increase in cash and cash equivalents	5,055,198	345,007	5,782,027
Cash and cash equivalents at beginning of period	726,829	381,822	—

Cash and cash equivalents at end of period	$5,782,027	$726,829	$5,782,027

Supplemental disclosures of cash flow information
Cash paid for interest	$30,468	$22,929	$371,822

Cash paid for income taxes	$800	$3,265	$11,148

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discount on convertible debt from warrants	$—	$—	$269,632

Deemed dividend on preferred stock	$1,036,778	$4,064,620	$6,683,025

Conversion of debt to common stock	$—	$500,000	$500,000

Accrual of equity placement costs	$(250,000)	$250,000	$—

Warrants issued for placement agent services	$—	$—	$1,230,649

Warrants issued with promissory notes	$—	$—	$637,828

Non-cash sale of preferred stock	$—	$381,700	$381,700

Dividend on preferred stock exchanged for note receivable	$95,262	$—	$95,262

Conversion of preferred stock	$800	$1,400	$2,200

Cashless exercise of warrants	$1,537,923	$282,887	$1,820,810

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

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2010.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$4,991,931	$4,991,931	$—	$—

LIABILITIES:
Warrants to purchase common stock	$2,399,605	$—	$—	$2,399,605

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), valuation of equity instruments using the Black-Scholes option pricing model, (e.g., warrants, and stock options) and valuation of equity instruments using the Monte-Carlo simulation model for its warrants with anti-dilution provisions. Actual results could differ from those estimates.

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

Note 2—Restatement of Financial Statements

Historically, the Company has issued stock purchase warrants as part of various financings and as compensation to consultants for various services. Prior to January 1, 2009, the Company assessed whether or not stock purchase warrants should be accounted for and classified as equity or liabilities based on the accounting guidance in effect at the time.

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) that required additional analysis as to whether or not stock purchase warrants are “indexed to” its stock, a condition that is required to attain equity accounting and classification. Upon the adoption of this new guidance, the Company concluded that its previously issued stock purchase warrants related to the placement agent services were appropriately classified as equity and, therefore, the adoption of the new guidance did not have any impact on its historical financial statements or on its 2009 and 2010 financial statements.

In connection with the 2011 first quarterly review, the Company determined that, upon the adoption of the new accounting guidance on January 1, 2009, certain stock purchase warrants issued in 2006 and 2007 should have been appropriately classified as liabilities (and not equity) due to the presence of non-standard anti-dilution provisions in those warrant agreements. These provisions require that the Company modify those existing warrants (as to the actual number of shares issuable per each warrant and their exercise price) in the event that the Company subsequently issues equity at a price below the exercise price of the existing warrants.

In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. During the first quarter 2011, the Company started to accrue the dividend which caused the dividend expense to double. The company decided to correct this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

As a result, the Company has restated its financial statements as of December 31, 2010 and 2009 and for the years then ended and the period from inception through December 31, 2010 to correct for the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants. This correction resulted in adjustments to the following financial statement line items as of and for the periods indicated.

The effect on the Company’s previously issued quarterly and annual financial statements are summarized as follows:

	Amount in $000s (except per share amounts)
	Q1 2009	Q2 2009	Q3 2009	Q1 2010	Q2 2010	Q3 2010	YE 2009	YE 2010	Total Effect of Change for 2009 and 2010		Inception (August 17, 2001) through December 31, 2010
AS REPORTED
Balance Sheet
Accrued liabilities	$202	$817	$863	$560	$492	$580	$632	$439	$439		$439
Warrants to purchase common stock	—	2,661	2,253	6,081	—	—	1,103	—	—		—
Total liabilities	1,473	4,731	4,647	7,922	1,493	1,528	2,824	2,031	2,031		2,031
Additional paid in capital	28,866	29,283	32,708	43,798	51,857	53,155	38,067	55,749	55,749		55,749
Deficit accumulated during the development stage	(27,585)	(31,705)	(34,362)	(44,933)	(42,312)	(45,264)	(36,570)	(47,926)	(47,926)		(47,926)
Total stockholders’ equity (deficit)	1,325	(1,373)	(1,602)	(6,857)	9,620	7,965	(1,152)	7,896	7,896		7,896

Statement of Members’ Deficit and Stockholders’ Equity (Deficit)
Additional paid-in capital	28,866	29,283	32,708	43,798	51,857	53,155	38,067	55,749	55,749		55,749
Cumulative effect adjustment—warrant liabilities	—	(301)	(301)	—	—	—	(301)	—	(301)		(301)
Dividend on preferred stock	(1,480)	(1,480)	(2,480)	(1,238)	(1,238)	(1,252)	(4,396)	(1,454)	(5,850)		(7,431)
Net income (loss)	(1,957)	(5,824)	(7,481)	(7,125)	(4,504)	(7,442)	(7,773)	(9,903)	(17,676)		(40,495)
Accumulated deficit	(27,585)	(31,705)	(34,362)	(44,933)	(42,312)	(45,264)	(36,570)	(47,926)	(47,926)		(47,926)
Total stockholders’ equity (deficit)	1,325	(1,373)	(1,602)	(6,857)	9,620	7,965	(1,152)	7,896	7,896		7,896

Statement of Operations	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
Change in market value of warrants	—	(2,056)	408	(4,957)	5,276	—	(498)	320	(178)		(480)
Total other income (loss)	(72)	(2,128)	401	(4,957)	5,272	2	(574)	559	(15)		(2,424)
Income (loss) before tax	(1,957)	(4,226)	(1,657)	(7,125)	2,419	(2,938)	(7,773)	(9,903)	(17,676)		(40,488)
Net income (loss)	(1,957)	(4,226)	(1,657)	(7,125)	2,419	(2,938)	(7,773)	(9,903)	(17,676)		(40,495)
Dividend on preferred stock	(1,480)	—	(1,000)	(1,238)	—	(14)	(4,396)	(1,454)	(5,850)		(7,431)
Net income (loss) attributable to common stockholders	(3,437)	(4,226)	(2,657)	(8,363)	2,419	(2,952)	(12,168)	(11,356)	(23,524)		(47,926)
Earnings (loss) per share—basic	(0.09)	(0.10)	(0.06)	(0.14)	0.04	(0.04)	(0.26)	(0.17)
Earnings (loss) per share—diluted	(0.09)	(0.10)	(0.06)	(0.14)	0.02	(0.04)	(0.26)	(0.17)

Statement of Cash Flows	(2)	(2)	(2)	(2)	(2)	(2)
Net loss	(1,957)	(5,824)	(7,481)	(7,125)	(4,504)	(7,442)	(7,773)	(9,903)	(17,676)		(40,495)
Change in market value of warrants	—	2,056	1,648	4,957	(320)	(320)	498	(320)	178		480
Increase (decrease) in accrued liabilities	(78)	335	381	(72)	(140)	(52)	532	57	589		830
Net cash used in operating activities	(1,232)	(2,498)	(3,546)	(1,450)	(3,878)	(5,522)	(5,228)	(7,056)	(7,056)		(28,048)
Net cash used in investing activities	(95)	(343)	(768)	(132)	(357)	(500)	(890)	(624)	(624)		(3,230)
Payment of preferred stock dividends	—	—	—	(106)	(106)	(120)	(331)	(322)	(653)		(653)
Net cash provided by financing activities	1,900	3,612	4,319	3,372	11,140	11,253	6,463	12,735	12,735		37,060
Net change in cash	573	771	5	1,790	6,905	5,231	345	5,055	5,055		5,782
Non-cash financing activities:
Cashless exercise of warrants	—	—	—	—	—	—	—	—	—		—
Dividend on preferred stock exchanged for note receivable	—	—	—	—	—	—	—	95	95		95

ADJUSTMENTS
Balance Sheet
Accrued liabilities	—	—	—	—	—	—	—	107	107		107
Warrants to purchase common stock	1,586	2,186	1,781	3,180	1,262	1,343	1,117	2,400	2,400		2,400
Total liabilities	1,586	2,186	1,781	3,180	1,262	1,343	1,117	2,507	2,507	(4)	2,507
Additional paid in capital	(1,400)	(1,117)	(1,117)	295	406	406	(1,117)	420	420		420
Deficit accumulated during the development stage	(186)	(1,069)	(664)	(3,475)	(1,668)	(1,749)	—	(2,927)	(2,927)		(2,927)
Total stockholders’ equity (deficit)	(1,586)	(2,186)	(1,781)	(3,180)	(1,262)	(1,343)	(1,117)	(2,507)	(2,507)		(2,507)

Statement of Members’ Deficit and Stockholders’ Equity (Deficit)
Additional paid-in capital	(1,400)	(1,117)	(1,117)	295	406	406	(1,117)	420	420		420
Cumulative effect adjustment—warrant liabilities	731	731	731	—	—	—	731	—	731		731
Dividend on preferred stock	—	—	—	—	—	—	—	(107)	(107)		(107)
Net income (loss)	(917)	(1,800)	(1,395)	(3,475)	(1,668)	(1,749)	(731)	(2,820)	(3,551)		(3,551)
Accumulated deficit	(186)	(1,069)	(664)	(3,475)	(1,668)	(1,749)	—	(2,927)	(2,927)		(2,927)
Total stockholders’ equity (deficit)	(1,586)	(2,186)	(1,781)	(3,180)	(1,262)	(1,343)	(1,117)	(2,507)	(2,507)		(2,507)

Statement of Operations
Change in market value of warrants	(917)	(883)	405	(3,475)	1,807	(81)	(731)	(2,820)	(3,551	)(3)	(3,250)
Total other income (loss)	(917)	(883)	405	(3,475)	1,807	(81)	(731)	(2,820)	(3,551)		(3,250)
Income (loss) before tax	(917)	(883)	405	(3,475)	1,807	(81)	(731)	(2,820)	(3,551)		(3,250)
Net income (loss)	(917)	(883)	405	(3,475)	1,807	(81)	(731)	(2,820)	(3,551)		(3,250)
Dividend on preferred stock	—	—	—	—	—	—	—	(107)	(107)		(107)
Net income (loss) attributable to common stockholders	(917)	(883)	405	(3,475)	1,807	(81)	(731)	(2,927)	(3,658)		(3,358)
Earnings (loss) per share—basic	(0.03)	(0.02)	0.01	(0.06)	0.03	(0.00)	(0.02)	(0.04)
Earnings (loss) per share—diluted	(0.03)	(0.02)	0.01	(0.06)	0.02	(0.00)	(0.02)	(0.04)

Statement of Cash Flows
Net loss	(917)	(1,800)	(1,395)	(3,475)	(1,668)	(1,749)	(731)	(2,820)	(3,551)		(3,250)
Change in market value of warrants	917	1,800	1,395	3,475	1,668	1,749	731	2,820	3,551		3,250
Increase in accrued liabilities	—	—	—	—	—	—	(107)	107	—		—
Net cash used in operating activities	—	—	—	—	—	—	(107)	107	—		—
Net cash used in investing activities	—	—	—	—	—	—	—	—	—		—
Payment of preferred stock dividends	—	—	—	—	—	—	107	(107)	—		—
Net cash provided by financing activities	—	—	—	—	—	—	107	(107)	—		—
Net change in cash	—	—	—	—	—	—	—	—	—		—
Non—cash financing activities:
Cashless exercise of warrants	—	283	283	1,412	1,523	1,523	283	1,537	1,820		1,820
Dividend on preferred stock exchanged for note receivable	—	—	—	—	—	—	33	—	33		33

AS RESTATED
Balance Sheet
Accrued liabilities	202	817	863	560	492	580	632	546	546		546
Warrants to purchase common stock	1,586	4,847	4,033	9,261	1,262	1,343	2,220	2,400	2,400		2,400
Total liabilities	3,059	6,917	6,428	11,102	2,755	2,871	3,941	4,538	4,538		4,538
Additional paid in capital	27,466	28,166	31,591	44,093	52,264	53,561	36,950	56,170	56,170		56,170
Deficit accumulated during the development stage	(27,771)	(32,774)	(35,026)	(48,408)	(43,980)	(47,014)	(36,570)	(50,854)	(50,854)		(50,854)
Total stockholders’ equity (deficit)	(261)	(3,559)	(3,382)	(10,037)	8,358	6,623	(2,270)	5,389	5,389		5,389

Statement of Members’ Deficit and Stockholders’ Equity (Deficit)
Additional paid—in capital	27,466	28,166	31,591	44,093	52,264	53,561	36,950	56,170	56,170		56,170
Cumulative effect adjustment—warrant liabilities	731	430	430	—	—	—	430	—	430		430
Dividend on preferred stock	(1,480)	(1,480)	(2,480)	(1,238)	(1,238)	(1,252)	(4,396)	(1,561)	(5,957)		(7,538)
Net income (loss)	(2,874)	(7,624)	(8,876)	(10,600)	(6,172)	(9,191)	(8,504)	(12,723)	(21,227)		(44,047)
Accumulated deficit	(27,771)	(32,774)	(35,026)	(48,408)	(43,980)	(47,014)	(36,570)	(50,854)	(50,854)		(50,854)
Total stockholders’ equity (deficit)	(261)	(3,559)	(3,382)	(10,037)	8,358	6,623	(2,270)	5,389	5,389		5,389

Statement of Operations
Change in market value of warrants	(917)	(2,939)	814	(8,431)	7,083	(81)	(1,230)	(2,501)	(3,731)		(3,730)
Total other income (loss)	(989)	(3,011)	807	(8,432)	7,079	(79)	(1,305)	(2,261)	(3,566)		(5,674)
Income (loss) before tax	(2,874)	(5,109)	(1,252)	(10,600)	4,226	(3,019)	(8,504)	(12,723)	(21,227)		(43,739)
Net income (loss)	(2,874)	(5,109)	(1,252)	(10,600)	4,226	(3,019)	(8,504)	(12,723)	(21,227)		(43,745)
Dividend on preferred stock	(1,480)	—	(1,000)	(1,238)	—	(14)	(4,396)	(1,561)	(5,957)		(7,538)

Net income (loss) attributable to common stockholders	(4,354)	(5,109)	(2,252)	(11,838)	4,226	(3,034)	(12,900)	(14,284)	(27,182)		(51,284)
Earnings (loss) per share—basic	(0.12)	(0.12)	(0.05)	(0.20)	0.07	(0.04)	(0.28)	(0.21)
Earnings (loss) per share—diluted	(0.12)	(0.12)	(0.05)	(0.20)	0.05	(0.04)	(0.28)	(0.21)

Statement of Cash Flows
Net loss	(2,874)	(7,624)	(8,876)	(10,600)	(6,172)	(9,191)	(8,504)	(12,723)	(21,227)		(43,745)
Change in market value of warrants	917	3,856	3,043	8,431	1,348	1,429	1,230	2,501	3,731		3,730
Increase in accrued liabilities	(78)	335	381	(72)	(140)	(52)	425	164	589		830
Net cash used in operating activities	(1,232)	(2,498)	(3,547)	(1,450)	(3,878)	(5,522)	(5,335)	(6,949)	(7,056)		(28,048)
Net cash used in investing activities	(95)	(343)	(768)	(132)	(357)	(500)	(890)	(624)	(624)		(3,230)
Payment of preferred stock dividends	—	—	—	(106)	(106)	(120)	(224)	(429)	(653)		(653)
Net cash provided by financing activities	1,900	3,612	4,319	3,372	11,140	11,253	6,570	12,628	12,735		37,060
Net change in cash	573	771	5	1,790	6,905	5,231	345	5,055	5,055		5,782
Non—cash financing activities:
Cashless exercise of warrants	—	283	283	1,412	1,524	1,524	283	1,537	1,820		1,820
Dividend on preferred stock exchanged for note receivable	—	—	—	—	—	—	33	95	129		129

(1)	Yearend 2009 and 2010 are for the entire year, as fourth quarters were not reported in the annual 10-K financial statements.
(2)	Cash flow for the quarters represent year-to-date numbers as quarter-to-date numbers are not presented in the quarterly 10-Q financial statements.
(3)	The “change in value of warrants” is a noncash gain (loss) and has no effect on cash flows as reported.
(4)	The “liability” will be liquidated by reclassification to “additional paid-in capital” and has not, and will not, affect cash flows.
(5)	As of the first quarter 2012, all of the warrants will have been exercised or expired, and the net, end result of all the noncash transactions will be the accumulated gains (losses) will be reflected in “accumulated deficit” and “additional paid-in capital” in equal amounts.
(6)	Valuation of the warrants were estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, U.S. T-Notes, Dividends on Series D Preferred Stock, warrant expiration, simulated as a daily interval and anti-dilution impact if we had to raise capital below $0.25 per share.

3. Inventory

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

4. Property and Equipment

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

Another Related Party transaction related to $99,724 of dividends accrued or paid to X-Master, Inc., which is an entity affiliated with our Chief Executive Officer and a director Dr. Andrey Semechkin and Dr. Ruslan Semechkin Vice President of International Stem Cell and a director and $329,096 of dividends accrued or paid to our Chief Executive Officer and a director Dr. Andrey Semechkin. The dividends accrued or paid to both X-Master and our Chief Executive Officer and a director Dr. Andrey Semechkin related to dividends that are payable quarterly to holders of Series D Preferred Stock. The dividends payable are recorded as part of accrued expenses as of December 31, 2010.

7. Convertible Debt and Advances

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

8. Capital Stock

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

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each. See Note 10 for warrants issued to private place agent (Brookstreet Warrants).

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

9. Income Taxes

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

10. Stock Options and Warrants

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

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. The Company recognized $2,068,347 for the year ended December 31, 2010 of stock-based compensation, of which approximately $413,669 related to R&D expense, $103,417 related to Sales and Marketing expense and $1,551,261 related to general and administrative expense. During 2009, the Company recognized $797,099 as stock-based compensation expenses, of which $119,365 related to R&D expense, $106,871 related to Sales and Marketing expense and $183,389 related to General and Administrative expense. Unrecognized compensation cost related to stock options as of December 31, 2010 was $5,583,959 and the weighted average life of these outstanding stock options is approximately 3.09 years.

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

Warrants

As of December 31, 2006 Brookstreet Securities Corporation (“Brookstreet”) had earned 1,976,190 warrants as partial compensation for its services as placement agent for the raising of equity capital. An additional 274,000 warrants were earned by Brookstreet in the first quarter of 2007, for a total of 2,250,190 warrants related to the Company’s private placement. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 per share. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital. The Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%. Proceeds from the private equity placement totaled $9,881,950 and are offset by cash offering costs of $1,547,433 as well as the non-cash offering cost of $1,230,649 related to the fair value of the Brookstreet warrants. In addition, 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the warrant being exercised at $0.80 per share. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,077 and applied it to general and administrative expense. The Company valued the warrants issued to the individuals using the Black-Scholes pricing model and the following assumptions: contractual term of 3 years, an average risk free interest rate of 5.13%, a dividend yield of 0%, and volatility of 63%.

Additionally, in 2006, the Company issued warrants to purchase 1,202,856 shares of common stock in connection with certain financing transactions. See Note 7 for further details.

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. The issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting its warrants. The adjustment resulted in the reduction of the exercise price from $1.00 to $0.56, and the increase in the number of shares purchasable for each share warrant from 1 to 1.7857.

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

On January 1, 2009, the Accounting Standards Codification (ASC) 815-40-15 (EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock Price became effective for the Company. The EITF adds another criteria for determining whether an instrument is indexed to an entity’s own stock. It requires an evaluation of contingency provisions and of settlement provisions. The anti-dilution provisions of the Brookstreet Warrants failed the new criteria set by this EITF and therefore required reclassification from equity to liability. The reclassification resulted in the revaluation of the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the income statement. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, U.S. T-Notes, Dividends on Series D Preferred Stock, warrant expiration, simulated as a daily interval and anti-dilution impact if we had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in an increase in liabilities of $2,399,605 and $1,117,247, and a charge to income of $2,820,282 and $731,458 respectively, for the years ended December 31, 2010 and 2009, respectively. See Note 2 for further discussion.

11. Commitments and Contingencies

Leases

The Company leases office space under a noncancelable operating leases. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010, are as follows:

Amount
2011	$272,914
2012	341,974
2013	353,248
2014	353,156
2015	422,738

Total	$1,744,030

12. Subsequent Events

On February 25 2011, International Stem Cell Corporation (the “Company”) entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building will be used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which is to be occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company will begin paying rent once the Company occupies the facilities, at an initial rate of $5,118 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance. In addition, the company will pay its proportionate share of the CC&R fees.

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