Form 10-Q
period 2011-03-31
International Stem Cell CORP
filed 2011-06-23
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5950 Priestly Drive

Carlsbad, CA 92008

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

As of June 17, 2011 the Registrant had 76,299,928 shares of Common Stock outstanding.

EXPLANATORY NOTE

We filed an Amended Annual Report on Form 10-K/A for the Year Ended December 31, 2010. The nature of the restatement related to the Company incorrectly accounting for certain warrants since we did not properly apply FASB ASC 815-40-15 (formerly known as EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock Price”), for the accounting of these warrants. Therefore, we restated our audited financial statements and related disclosures for the year ended December 31, 2010 as discussed in Note 2 to the Form 10-K/A.

Background of the Restatement

On May 25, 2011, International Stem Cell and Subsidiaries (“the Company”) concluded, based on the recommendation of management, that the previously issued financial statements for the years ended December 31, 2010 and 2009 included in the Company’s most recently filed Form 10-K, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. FASB ASC 815-40 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of FASB ASC 815-40, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.

(b)	Since the Company needed to restate its financial statements from the error noted above, we decided to correct another error we noted. In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. The Company decided to correct this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

In this Form 10-Q, for the three months ended March 31, 2011. we have restated the 2010 comparative periods for the issues noted above.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Condition

	March 31, 2011	December 31, 2010 (Restated)(1)
	(Unaudited)
Assets
Cash and cash equivalents	$5,302,685	$5,782,027
Accounts receivable	275,599	738,506
Inventory	1,112,192	856,083
Prepaid expenses and other current assets	250,653	228,338

Total current assets	6,941,129	7,604,954
Property and equipment, net	1,485,034	1,295,328
Patent licenses, net	994,578	986,714
Deposits and other assets	28,054	39,812

Total assets	$9,448,795	$9,926,808

Liabilities and Stockholders’ Equity
Accounts payable	$1,103,809	$582,824
Accrued expenses	366,806	545,781
Deferred revenue	252,793	759,667
Advances	250,000	250,000
Warrants to purchase common stock	1,505,840	2,399,605

Total current liabilities	3,479,248	4,537,877

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 75,993,528 shares and 74,771,107 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	75,993	74,771
Convertible preferred stock, $.001 par value, 20,000,000 shares authorized, 2,800,043 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,800	2,800
Subscription receivable on common stock	(666)	(4,875)
Additional paid-in capital	58,290,719	56,170,006
Deficit accumulated during the development stage	(52,399,299)	(50,853,771)

Total stockholders’ equity	5,969,547	5,388,931

Total liabilities and stockholders’ equity	$9,448,795	$9,926,808

(1)	The Company restated its financial statements for the year ended December 31, 2010, see explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2011 (Restated)(1)
	2011	2010 (Restated)(1)
Revenues
Product sales	$1,514,916	$272,626	$4,614,081
Royalties and license	—	—	135,000

	1,514,916	272,626	4,749,081

Development expenses
Cost of sales	428,994	146,376	2,144,466
Research and development	1,003,410	584,069	14,863,688
Marketing	163,223	133,418	2,562,372
General and administrative	2,232,738	1,576,438	25,556,560

Total development expenses	3,828,365	2,440,301	45,127,086

Loss from development activities	(2,313,449)	(2,167,675)	(40,378,005)

Other income (expense)
Settlement with related company	—	—	(92,613)
Miscellaneous income/(expense)	900	(20,393)	(16,612)
Dividend and interest income	—	25,649	92,875
Interest expense	—	(7,274)	(2,225,074)
Sublease income	2,200	1,400	300,633
Change in market value of warrants	870,849	(8,431,325)	(2,859,333)

Total other income/(expense), net	873,949	(8,431,943)	(4,800,124)

Loss before income taxes	(1,439,500)	(10,599,618)	(45,178,129)
Provision for income taxes	—	—	6,800

Net loss	$(1,439,500)	$(10,599,618)	$(45,184,929)

Dividends on preferred stock	$(106,028)	$(1,238,067)	$(7,644,177)

Net loss attributable to common shareholders	$(1,545,528)	$(11,837,685)	$(52,829,106)

Net loss per share computation:
Weighted average shares outstanding – Basic and Diluted	75,326,365	60,598,632

Net loss per share – Basic and Diluted	$(0.02)	$(0.20)

(1)	The Company restated its financial statements for the year ended December 31, 2010, see explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

	Common Stock		Convertible Preferred Stock			Note Subscription on Receivable	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution										100,000
Net loss for the period from inception										(140,996)
Balance at December 31, 2001										(40,996)
Members contributions										250,000
Net loss for the year ended										(390,751)
Balance at December 31, 2002										(181,747)
Members contributions										195,000
Net loss for the year ended										(518,895)
Balance at December 31, 2003										(505,642)
Members contribution										1,110,000
Net loss for the year ended										(854,718)
Activity through December 31, 2004										(250,360)
Members contributions										780,000
Net loss for the year ended December 31, 2005										(1,385,745)
Balance at December 31, 2005										(856,105)
Members contribution										250,000
Effect of the Reorganization Transactions	20,000,000	20,000					2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210					(2,210)		—
Offering costs							(2,778,082)		(2,778,082)
Warrants issued for equity placement services							1,230,649		1,230,649
Warrants issued for services							222,077		222,077
Warrants issued with promissory note							637,828		637,828
Common stock issued for services	1,350,000	1,350					1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436					10,371,512		10,381,948
Stock-based compensation							842,374		842,374
Net loss for the year ended December 31, 2006								(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996					14,537,798	(9,875,032)	4,696,762	—

	Common Stock		Convertible Preferred Stock			Note Subscription on Receivable	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Offering costs							(382,124)		(382,124)
Warrants issued for equity placement services							169,249		169,249
Issuance of common stock	1,370,000	1,370					1,368,630		1,370,000
Warrants exercised	3,000	3					2,997		3,000
Stock-based compensation							427,496		427,496
Net loss for the year ended December 31, 2007								(6,071,983)	(6,071,983)
						______
Balance at December 31, 2007	35,369,495	35,369	—	—			16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550			4,546,450		4,550,000
Warrants issued and beneficial conversion feature							910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041					593,358		596,399
Stock-based compensation							734,867		734,867
Deemed Dividend							1,581,627	(1,581,627)	—
Net loss for the year ended December 31, 2008								(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37				3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208					940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)			(3,177)		—
From conversion of debt	2,000,000	2,000					498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)		3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511					279,376		282,887
For cash	2,786,628	2,787					1,397,213		1,400,000
Stock-based compensation							409,625		409,625
Warrants issued for services							281,416		281,416
Options issued for services							106,058		106,058
Deemed Dividend							3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities							(1,703,526)	429,807	(1,273,719)
Equity placement shares							(250,000)		(250,000)
Dividend on preferred stock								(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)			(8,504,110)	(8,513,098)

Balance at December 31, 2009	56,034,835	$56,035	3,000,043	$3,000	$(2,708,988)		$36,950,141	$(36,569,930)	$(2,269,742)

	Common Stock		Convertible Preferred Stock			Note Subscription on Receivable	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Preferred Stock Subscription
Issuance of Common Stock
For services	749,167	749					1,083,651		1,084,400
From conversion of preferred stock and options	800,000	800	(200,000)	(200)			(600)		—
From conversion of debt
From exercise of warrants	5,062,815	5,063			(3,254,513)	(4,875)	4,746,969		1,492,644
From cashless exercise of warrants and options	1,531,150	1,531					1,536,393		1,537,924
For cash	10,593,140	10,593					10,179,957		10,190,550
Stock-based compensation							2,068,347		2,068,347
Warrants issued for services
Options issued for services
Warrants reclassed to equity							804,971		804,971
Deemed dividend on preferred stock								(1,036,778)	(1,036,778)
Accrued and paid dividend on preferred stock								(524,083)	(524,083)
Swap notes Receivable and Perpetual Preferred Stock					5,989,123		(1,199,823)		4,789,300
Net loss for the year ended December 31, 2010					(25,622)			(12,722,980)	(12,748,602)

Balance at December 31, 2010	74,771,107	$74,771	2,800,043	$2,800	$—	$(4,875)	$56,170,006	$(50,853,771)	$(5,388,931)

Issuance of common stock
For services	150,000	150					302,850		303,000
From cashless exercise of warrants	50,621	51					22,866		22,917
From exercise of options	571,800	571					330,098		330,669
For cash	450,000	450					576,030		576,480
Stock-based compensation							888,869		888,869
Stock subscription						4,209			4,209
Accrued dividend on preferred stock								(106,028)	(106,028)
Net loss for the quarter ended March 31, 2011								(1,439,500)	(1,439,500)

Balance at March 31, 2011	75,993,528	$75,993	2,800,043	$2,800	$—	$(666)	$58,290,719	$(52,399,299)	$5,969,547

(1)	The Company restated its financial statements for the year ended December 31, 2010, see explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2011 (Restated)(1)
	2011	2010 (Restated)(1)
Net loss	$(1,439,500)	$(10,599,618)	$(45,184,929)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	115,936	66,494	1,063,448
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash compensation expense	888,869	307,073	5,759,052
Common stock issued for services	303,000	294,000	4,297,470
Amortization of discount on convertible notes	—	—	1,080,962
Interest on perpetual preferred stock notes receivable	—	(25,622)	(34,610)
Change in market value of warrants	(870,849)	8,431,325	2,859,333
Allowance for inventory obsolescence	—	—	15,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	462,907	(29,065)	(275,599)
(Increase) decrease in inventory	(256,109)	(29,837)	(1,127,192)
(Increase) decrease in prepaid expenses and other current assets	(22,315)	14,269	(250,653)
(Increase) decrease in deposits and other assets	11,758	503	(28,054)
Increase (decrease) in accounts payable	522,164	181,488	1,104,988
Increase (decrease) in accrued expenses	(178,975)	(72,093)	650,801
Increase (decrease) in deferred revenue	(506,874)	—	252,793
Increase (decrease) in related party payables	—	10,778	(164,504)

Net cash used in operating activities	(969,988)	(1,450,305)	(29,018,485)

Investing activities
Purchases of property and equipment	(283,756)	(66,848)	(2,207,901)
Payments for patent licenses and trademarks	(29,750)	(64,759)	(1,335,158)

Net cash used in investing activities	(313,506)	(131,607)	(3,543,059)

Financing activities
Proceeds from Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	576,480	867,158	24,016,210
Proceeds from issuance of preferred stock	—	2,410,750	12,260,750
Proceeds from issuance of convertible promissory notes	—	—	2,099,552
Proceeds from exercise of warrants and options	334,878	—	790,744
Payment of preferred stock dividends	(107,206)	(106,027)	(759,863)
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	—	(1,760,308)
Proceeds from convertible debt, advances and loan payable	—	200,000	1,360,000
Payment of loan payable	—	—	(625,000)

Net cash provided by financing activities	804,152	3,371,881	37,864,229

Net (decrease) increase in cash and cash equivalents	(479,342)	1,789,969	5,302,685
Cash and cash equivalents, beginning of period	5,782,027	726,829	—

Cash and cash equivalents, end of period	$5,302,685	$2,516,798	$5,302,685

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$22,929	$371,822

(1)	The Company restated its 2010 10-K, see explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2011 (Restated)(1)
	2011	2010 (Restated)(1)
Cash paid for income taxes	$—	$3,265	$11,148

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Cashless exercise of warrants	$22,917	$1,412,392	$1,843,726

Deemed dividend on preferred stock	$—	$1,036,778	$6,683,025

Dividend on preferred stock exchange for note receivable	$—	$95,262	$95,262

Conversion of debt to common stock	$—	$—	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discounts on convertible debt from warrants	$—	$—	$269,632

Conversion of preferred stock	$—	$800	$2,200

Non-cash sale of preferred stock	$—	$—	$381,700

(1)	The Company restated its 2010 10-K, see explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

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

Basis of Presentation

International Stem Cell Corporation was formed in June 2006. BTHC III, Inc. was a shell company that had no operations and no net assets. For accounting purposes the acquisition has been treated as a recapitalization of BTHC III with ISC California as the accounting acquirer (reverse acquisition). The historical statements prior to June 2006 are those of Lifeline Cell Technology, LLC., the wholly-owned subsidiary of ISC California.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2010. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.

Amended Annual Report

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

The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. FASB ASC 815-40 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of FASB ASC 815-40, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.

(b)	Since the Company needed to restate its financial statements from the error noted above, we decided to correct another error we noted. In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% per annum (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. The Company decided to correct this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

In this Form 10-Q, for the three months ended March 31, 2011, we have restated the 2010 comparative periods for the issues noted above.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable consist of trade accounts receivable from the sales of Lifeline Cell Technology’s products and cash withheld by a third party merchant service provider. The amount withheld by the service provider represents a predetermined percentage of cash collected on our behalf from credit card purchases primarily from sales of SkinCare products. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured. As of March 31, 2011 and December 31, 2010, the Company did not have an allowance for bad debt as all accounts receivable were deemed collectible.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses, and capitalized legal costs associated with patent acquisition. Patent licenses are recorded at cost of $1,335,158 and $1,305,408 at March 31, 2011 and December 31, 2010, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful lifes of the licenses. Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $21,865 and $16,851, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at March 31, 2011 and December 31, 2010.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the return has expired.

Deferred Revenue

The Company recognizes revenue from its LifeLine Skin Care products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. However, the LifeLine Skin Care products have a 30 day right of return guarantee and therefore, we defer all revenue associated with these product sales until the 30 days guarantee has expired. In addition, all costs associated with these product sales are reclassed against the deferred revenue account so that the net deferred revenue balance is presented.

Revenue Arrangements with Multiple Deliverables

Periodically, the Company enters into revenue arrangements that contain multiple deliverables including any mix of products and/or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis.(items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis). In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

Cost of Sales

Cost of sales consists primarily of costs and expenses for salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials, overhead and occupancy costs. Certain of the agreements under which the Company has licensed technology require the payment of royalties based on the sale of future products. Such royalties arerecorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products are classified as a component of cost of sales to the extent such payments become due in the future.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits associated with research and development personnel, overhead and occupancy, contract services, and amortization of technology used in research and development with alternative future uses.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents as of March 31, 2011	$5,088,564	$5,088,564	$—	$—

Cash equivalents as of December 31, 2010	$4,991,931	$4,991,931	$—	$—

Warrants to purchase common stock as of March 31, 2011	$1,505,840	$—	$—	$1,505,840

Warrants to purchase common stock as of December 31, 2010	$2,399,605	$—	$—	$2,399,605

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2011, operating loss carryforwards of approximately $33,739,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2010, the Company had operating loss carryforwards of approximately $32,620,000. The increase in net operating loss carryforwards for the three months ended March 31, 2011 is approximately $1,119,000.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located primarily in the United States. At March 31, 2011, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account at all FDIC-insured institutions. At March 31, 2011 and December 31, 2010, the Company had $5,088,564 and $4,991,931, respectively, of cash in accounts which are under the Securities Investor Protection Corporation (SIPC).

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of March 31, 2011and December 31, 2010 approximate their fair values because of the short-term nature of those instruments.

Income (Loss) Per Common Share

The computation of net income or loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2011, there were 6,181,693 warrants, 10,921,600 vested and unvested stock options. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended March 31, 2011 and 2010 or the period from inception through March 31, 2011.

Recent Accounting Pronouncements

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

2. Inventory

The components of inventories are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$289,651	$196,046
Work in process	3,877	3,877
Finished goods	833,664	671,160

	1,127,192	871,083
Less allowance for inventory obsolescence	(15,000)	(15,000)

	$1,112,192	$856,083

3. Property and Equipment

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Machinery and equipment	$888,966	$733,807
Computer equipment	264,304	241,282
Office equipment	171,689	81,068
Leasehold improvements	849,481	834,527

	2,174,440	1,890,684
LessAccumulated depreciation and amortization	(689,406)	(595,356)

	$1,485,034	$1,295,328

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

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time paid an advance of $250,000 to Lifeline to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of March 31, 2011, no revenues have been realized from this agreement.

6. Capital Stock

Common Stock

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

Series A Preferred Stock

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1.00 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As of March 31, 2011 and December 31, 2010, we had 500,000 shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On May 12, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with a total of five accredited investors for the sale of a total of 400,000 Series B Units, each Series B Unit consisting of one share of Series B Preferred Stock (“Series B Preferred”) and two Series B Warrants (“Series B Warrants”) to purchase Common Stock for each $1.00 invested. The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As of March 31, 2011 and December 31, 2010, we had 300,000 shares of the Series B Preferred Stock issued and outstanding.

On July 30, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with a total of two accredited investors for the sale of a total of 150,000 Series B Units. The total purchase price received by the Company was $150,000.

Fair Value of Warrants for Series A and B Preferred Stock

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

In connection with the Series A and B rounds of financing, each investor received a warrant to purchase up to a number of shares of common stock for $1.00 per share. Subsequently, the exercise price for those warrants was adjusted down to $0.25 per share.

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

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for three million dollars ($3,000,000) up to three million (3,000,000) shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the Common Stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Mater Inc., which is a related party and affiliated with our Chief Executive Officer and Director Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a Vice President of International Stem Cell. As of March 31, 2011 and December 31, 2010, we had 2,000,000 shares of the Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to five million dollars ($5,000,000) or up to fifty (50) shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred stock issued, 10 shares of the Series D Preferred Stock was issued to X-Mater Inc., which is a related party and affiliated with our Chief Executive Officer and Director Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a Vice President of International Stem Cell and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Director Dr. Andrey Semechkin. As of March 31, 2011 and December 31, 2010, we had 43 shares of the Series D Preferred Stock issued and outstanding. The Series D Preferred Stock earns cumulative dividends at a rate of 10% per annum, payable 15 days after each quarter end. Dividends accrued as of March 31, 2011 and December 31, 2010 are $106,028 and $107,206, respectively.

Restricted Stock Grants

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

Series E Preferred Stock

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

Preferred Stock Amendment

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

Exchange Agreement Series E Preferred Stock

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

Series F Preferred Stock

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

Exchange Agreement series F Preferred Stock

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

Common Stock Purchase Agreement

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

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty. Aspire Capital has agreed not to cause, or engage in any manner whatsoever, any direct or indirect short selling or hedging of ISCC common stock. The Company did not pay any additional amounts to reimburse or otherwise compensate Aspire Capital in connection with the transaction. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

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

During the quarter ended March 31, 2011, the Company has issued 450,000 shares of common stock under the S-1 to Aspire Capital Group, which raised $576,480 and will be used to fund our operational activities.

7. Related Party Transactions

During the quarter ended March 31, 2011, the Company had two transactions with related parties. The first transaction related to $24,657 of dividends accrued for payment to X-Master, Inc., which is an entity affiliated with our Chief Executive Officer and a director Dr. Andrey Semechkin and Dr. Ruslan Semechkin Vice President of International Stem Cell and a director and $81,371 of dividends accrued for payment to our Chief Executive Officer and a director Dr. Andrey Semechkin. The dividends payable to both X-Master, Inc. and our Chief Executive Officer and a director Dr. Andrey Semechkin related to dividends that are payable quarterly to holders of Series D Preferred Stock. The dividends payable are recorded as part of accounts payable as of March 31, 2011.

The second transaction related to an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and a director. The Lease Agreement was negotiated at arms length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party.

8. Income Taxes

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the three months ended March 31, 2011 and December 31, 2010 follows:

	March 31, 2011	December 31, 2010
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Company’s policy is to recognize interest and penalties on uncertain tax positions in income tax expense.

The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

Significant components of deferred tax assets and liabilities are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets (liabilities)
Net operating loss carryforwards	$13,235,000	$12,776,000
Accrued expenses	150,000	462,000
Research and Development tax credit (Fed and St.)	438,000	342,000

Deferred tax assets	13,823,000	13,580,000
Valuation allowance	(13,823,000)	(13,580,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	March 31, 2011	December 31, 2010
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

In November and December of 2009, the Company issued outside the 2006 option plans non-qualified stock options to purchase 10,257,593 shares of common stock to certain employees and consultants. These options vest over 50 months and expire not later than 10 years from the date of grant.

In accordance applicable authoritative guidance, the Company established assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. For the three months ended March 31, 2011 and 2010, the Company recognized $888,869 and $285,584 as stock-based compensation expense, respectively. Unrecognized compensation cost related to stock options as of March 31, 2011 was approximately $10,775,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.4 years.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.31%	1.8%
Expected stock price volatility	65%	105.5%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	6.04 yrs	4.0 yrs

Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of March 31, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	2,616,500	7.35	$0.44	1,552,800	7.26	$0.44
$0.51-$0.75	11,594,000	8.62	$0.61	3,205,500	8.62	$0.61
$0.76-$1.00	2,715,539	4.82	$1.00	2,675,039	4.79	$1.00
$1.01-$1.25	24,600	6.57	$1.15	19,200	6.57	$1.15
$1.26-$1.50	2,455,900	8.97	$1.31	590,220	7.98	$1.36
$1.51-$3.20	6,150,000	9.59	$1.94	570,599	8.26	$2.27

	25,556,539	8.35	$1.02	8,613,358	7.11	$0.87

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,009,937	$0.92
Granted	5,430,000	$1.93
Exercised	(117,630)	$0.53
Canceled or expired	—	$—

Outstanding at March 31, 2011	15,322,307	$1.28

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(20,537)	$0.62

Outstanding at March 31, 2011	10,234,232	$0.64

Warrants

Brookstreet Securities Corporation

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

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting its warrants and resulted in a deemed dividend of $336,522. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. The Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0% and 0%, and volatility of 70.57%. During 2009, the Company issued a total of 3,510,206 shares of common stock which related to warrants originally issued to Brookstreet. Brookstreet converted a total of 612,267 warrants into 484,675 shares of common stock at an average cashless conversion price of $0.56 per share.

Implementation of Accounting Standards Code (ASC) 815-40-15, (formerly known as EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock Price”)

The Accounting Standards Code (ASC) 815-40-15, with an effective date of December 15, 2008, should have been implemented as of January 1, 2009, and in future periods. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative as described in ASC 815-10-15-83, (previously paragraphs 6–9 of Statement 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in ASC 815-10-74 (previously paragraph 11(a) of Statement 133). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative for purposes of determining whether the instrument is within the scope of ASC 875-40.

During 2008, the Company issued a Series C Preferred round of financing which triggered the anti-dilution clause in the BrookStreet warrant agreement (“Brookstreet Warrants”). From issuing the Series C Preferred Stock, the exercise prices of the BrookStreet Warrants were revalued down to $0.56 per warrant. Based on the anti-dilution clause being triggered and the exercise price of the BrookStreet Warrants being revalued downward to $0.56, ASC 815-40-15 should have caused the BrookStreet Warrants to be treated and accounted for as a liability.

The anti-dilution provisions of the Brookstreet Warrants failed the new criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the revaluation of the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividends on Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if we had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in in warrant liabilities of $3,179,639 and $1,505,840, and expense of $3,474,784 and income of $870,849 for the quarters ended March 31, 2010 and 2011, respectively.

As of March 31, 2011, Brookstreet had 1,733,772 of warrants outstanding at an exercise price of $0.56.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants for the holders to purchase common stock. The Company issued 1,317,921 of warrants to a number of investors at an exercise price of $0.80 per share and 1,400,000 to YKA Partners, an affiliated company of our Chairman of the Board with an exercise price of $0.25 per share.

Warrants issued with Preferred Stock

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

As of March 31, 2011, there were 1,600,000 warrants related to the Series A Preferred Stock and 500,000 warrants related to the Series B Preferred Stock, each at an exercise price of $0.25 per share.

Warrants issued to BioTime

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to produce, make, and distribute Joint Products. As part of the agreement, the Company issued warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expire 4 years from date of grant.

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

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2011, are as follows:

Amount
2011	182,348
2012	341,974
2013	353,248
2014	353,156
2015 and thereafter	452,421

Total	$1,683,147

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K/A for the fiscal year ended December 31, 2010. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion only represents our management’s best present assessment.

Overview

Business

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

With respect to therapeutic research, we focus on applications where cell and tissue therapy is already proven but where there currently is insufficient supply of safe and efficacious cells, such as hepatocytes for acute and chronic liver diseases, islet cells for treatment of insulin-dependent diabetes (derived from the same precursor as hepatocytes) and neuronal cells for treatment of Parkinson’s disease and other neurodegenerative conditions. We have made these programs a priority internally and for collaboration with external academic and corporate experts. Other examples include corneal and retinal cells and tissues that mostly target large and growing markets in Asia and the Latin countries. Our strategy for these “cellular ophthalmology” programs is to establish third-party funding and conduct accelerated development in those territories.

Basis of Presentation and Corporate Restructure

Our California wholly-owned subsidiary Lifeline Skin Care, Inc., (LSC) develops and commercializes skin care products using our stem cell technologies. These products are not regulated as therapeutic products and can therefore be brought to market relatively quickly. Furthermore, marketing and sales can be conducted direct to the consumer via the internet as well as channels such as dermatology clinics, and spas, thus providing important revenue to help us support internal development of therapeutic products.

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (LCT) develops, manufactures and commercializes human cell culture products for research use, manufacturing of clinical-grade human cells and therapeutic applications such as coating of artificial materials with human cells for accelerated surgical healing and, pain reduction. LCT’s products are marketed and sold by LCT’s internal staff, OEM partners and Lifeline brand distributors in Europe and Asia. This also provides important revenue to help ussupport internal development of therapeutic products.

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

On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. This transaction was being accounted for as a “reverse merger” for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California.

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, Lifeline became wholly-owned by ISC California, which in turn is wholly-owned by us. Lifeline Cell Technology, LLC is responsible for developing, manufacturing and distributing all of its products.

Lifeline Skin Care, Inc. (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare creates cosmetic skin care products derived from our human cell technologies and is developing, manufacturing and distributing cosmeceutical products.

Results of Operations

Revenues

We are a development stage company and as such have generated nominal revenues. For the three months ended March 31, 2011, our product sales have continued to increase from the previous year. We recognized $1,514,916 of product revenue for the three months ended March 31, 2011, compared to $272,626 for the three months ended March 31, 2010, an increase of $1,242,290 or 456%. The increase in product sales is due primarily to our SkinCare products which generated $1,133,895 in product revenue, which we did not have any revenue from these products in 2010 and $381,342 of Lifeline Cell Technology product revenue. Product revenue from SkinCare was derived from limited marketing initiatives. Lifeline Cell Technology revenue increased from the first quarter of the prior year due to our new strategic marketing efforts on advertising and the continued efforts by our sales and marketing team to promote and develop new products and sales leads, as well as new concepts implemented from our marketing consultants to promote our products.

Cost of sales

Cost of sales for the quarter ended March 31, 2011, were $428,994 or 28% of sales, compared to $146,376 or 54% of sales for the quarter ended March 31, 2010. Cost of sales includes, salaries related to manufacturing, third party manufacturing costs, direct materials, general laboratory supplies and an allocation of overhead. The reason for the decrease in cost of sales as a percentage of product sales for the three months ended March 31, 2011, compared to the first quarter of 2010, is primarily due to the addition of our SkinCare products which have a lower cost of goods than our other media and cells type products. On our media and cell type products we have continued to reduce cost of goods as a result of reducing direct labor costs and direct material costs caused by manufacturing inefficiencies. As we continue to refine our manufacturing processes on our media and cell type products and our sales volume continues to increase for these products, we anticipate our cost of sales as a percentage of product sales will continue to decrease.

Research and Development

Research and development expenses were $1,003,410, for the three months ended March 31, 2011, an increase of $419,341, or 72%, compared to $584,069 for the three months ended March 31, 2010. Research and development (R&D) expenses increased primarily due to increased R&D activities on various therapeutic research projects, as well as product research activities from Lifeline Cell Technology and Lifeline SkinCare. As part of our research and development efforts during the first quarter of 2011, we hired additional research staff, we also engaged third party contractors to help with various animal testing and various consultants, which represents the primary reasons for the increased in research and development expenses. Additionally, as our R&D activities increased along with the additional staff, our R&D general lab expenses also increased. Although we have increased research and development expenses, processes we have put in place to gain efficiencies in our laboratory and production activities helped us reduce the overall costs associated with our research labs located in Oceanside, California and Walkersville, Maryland.

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

No specific completion dates have been established for any particular project since most of our work is experimental. We do not expect any revenues from any R&D efforts directed toward cell based therapy for several years and may never develop if our research is not successful. We expect some revenues from research cells and media, but it is too early in our history to make meaningful predictions as to the amount of such revenues.

Research and development costs are expensed as they are incurred, and are not yet accounted for on a project by project basis since, to date, all of our research has had potential applicability to each of our projects.

Marketing Expense

Marketing expenses were $163,223 for the three months ended March 31, 2011, an increase of $29,805, or 22%, compared to $133,418, for the three months ended March 31, 2010. We continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We have continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals.

General and Administrative Expenses

General and administrative expenses were $2,232,738 for the three months ended March 31, 2011, an increase of $656,300 or 42%, compared to $1,576,438 for the three months ended March 31, 2010. The primary reason for the increase in general and administrative expenses were an increase in non-cash stock-based compensation expense, an increase in headcount related costs, an increase in business development related activities and general corporate expenses.

Liquidity and Capital Resources

At March 31, 2011, our cash and cash equivalents totaled $5,302,685. Overall, we had a decrease in cash of $479,342 for the three months ended March 31, 2011 resulting from $969,988 cash used in operating activities and $313,506 cash used in investing activities, offset by $804,152 of cash provided by our financing activities. The funds generated from financing activities during the quarter ended March 31, 2011 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $969,988 for the three months ended March 31, 2011was primarily attributable to a net loss of $1,439,500. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $115,936, non-cash stock-based compensation expense of $888,869, stock issued for services of $303,000, a decrease in change in market value of warrants of $870,849, a decrease in accounts receivable of $462,907, an increase in inventory of $256,109, a decrease in prepaid assets of $22,315, an increase in deposits and other assets of $11,758, an increase in accounts payable of $522,164, a decrease in accrued expenses of $178,975, and a decrease in deferred revenue of $506,874. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $313,506 for the three months ended March 31, 2011 was primarily attributable to purchases of property and equipment of $283,756 consisting primarily of laboratory equipment for use in a variety of research projects and corporate furniture and building leasehold improvements related to new corporate offices. In addition we made payments for patent licenses of $29,750 for the three months ended March 31, 2011.

Financing Cash Flows

Net cash provided by financing activities of $804,152 for the three months ended March 31, 2011was primarily attributable to issuing 450,000 shares of common stock to Aspire Capital Group for $576,480. In addition we raised $334,877 from warrants and options exercised. Dividends paid for the first quarter was $107,206.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on our assessment at the end of 2010, our management concluded that we had a material weakness in our internal controls over financial reporting. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are still not effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

As noted above, we identified a material weakness in our internal controls over financial reporting and have taken measures to mitigate the material weakness. One of the measures we have taken has been to recruit another senior staff member with SEC and public company accounting experience who will start in the early third quarter 2011. We will also provide training and education to our existing Accounting Staff.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of the current fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first fiscal quarter, the Company has issued an additional 650,621 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued (i) a total of 50,621 shares upon conversion of previously issued shares of preferred stock or warrants held by a total of three investors, (ii) a total of 450,000 shares of common stock for total consideration of $576,480 from stock purchases by Aspire Capital, and (iii) a total of 150,000 shares of common stock issued for consideration of Investor Relations services. The shares of common stock issued in clauses (ii) and (iii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares of common stock issued in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-k filed on May 6, 2011).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2009).

4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuers Form 8-K filed on January 17, 2008).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

10.1	Standard Multi-Tenant Office Lease – Gross Agreement, dated as of February 19, 2011, by and between the Company and S Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10. of the Issuer’s Current Report on Form 8-K filed on February 28, 2011).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: June 23, 2011

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ RAY WOOD
	Name:	Ray Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)