Form 10-Q/A
period 2011-03-31
International Stem Cell CORP
filed 2011-08-15
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

In this Form 10-Q/A, for the three months ended March 31, 2011 we have restated the 2010 comparative periods for the issues noted above.

We also filed an Amended 10-Q for the first quarter ended March 31, 2011 on Form 10-Q/A. The nature of this restatement related to the Company incorrectly accounting for a Term Sheet (“arrangement”) related to its Lifeline Skin Care, LLC (“skincare”) products and we did not accrue amounts owed on this arrangement in the periods that related to net revenue generated within the reporting period. Therefore, we restated our unaudited financial statements and related disclosures for the quarter ended March 31, 2011 as discussed in Note 2 to the Form 10-Q/A.

Background of the Restatement

On August 15, 2011, International Stem Cell and Subsidiaries (“the Company”) concluded, based on the recommendation of management, that the previously issued financial statements for the quarter ended March 31, 2011 included in the Company’s most recently filed Form 10-Q, are no longer reliable because they failed to incorporate marketing expenses related to an arrangement with a third party for marketing services performed.

The following is a brief summary of the accounting correction:

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization who would serve as a consultant and assist in marketing and help SkinCare sell its skin care products through various proprietary mailings. As part of the arrangement, a test phase would take place during which SkinCare would pay 40% on net profits as defined in the arrangements generated from the proprietary mailings. The Company incorrectly did not accrue for marketing expenses related to net profits as defined in the arrangement for the quarter ended March 31, 2011. The amount of marketing expenses related to the arrangement was $304,983 for the quarter ended March 31, 2011. However, the Company incorrectly recorded marketing expenses of $150,000 related to the arrangement in the fourth quarter of 2010. The impact of this error was to overstate the deficit accumulated during the development stage by $150,000 and understate current assets (prepaid marketing expense) by $150,000 as of December 31, 2010. After careful consideration of applicable guidance, management believes the impact on quarter and year ended December 31, 2010 is immaterial. This decision was based on qualitative factors in the guidance, such as, that the impact of the error does not mask a change in earnings or other trends, it does not change a loss into income, it does not affect compliance with loan covenants, other contractual requirements or regulatory requirements, and it does not involve concealment of an unlawful transaction, and neither was it intentional or an indicator of an illegal act. Additionally, the Company is a development stage entity that has incurred losses of approximately $53 million from its inception, and management believes that a misstatement of a magnitude noted above would not significantly impact investors’ decisions to invest in our company.

The Company has elected to correct the impact related to the 2010 error in the period ended March 31, 2011. Management believes the impact of this correction on the quarter ended March 31, 2011 is immaterial. This decision was based on the following qualitative factors that the impact of the error does not mask a change in earnings or other trends, it does not change a loss into income, it does not affect compliance with loan covenants, other contractual requirements or regulatory requirements, and it does not involve concealment of an unlawful transaction, and neither was it intentional or an indicator of an illegal act.

This Amended Filing sets forth the complete text of the following items of the Original Filing as modified where necessary to reflect the restatement.

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I – Item 4. Controls and Procedures

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

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Condition

	March 31, 2011 (Restated)(1)	December 31, 2010 (Restated)(1)
	(Unaudited)
Assets
Cash and cash equivalents	$5,302,685	$5,782,027
Accounts receivable	275,599	738,506
Inventory	1,112,192	856,083
Prepaid expenses and other current assets	250,653	228,338

Total current assets	6,941,129	7,604,954
Property and equipment, net	1,485,034	1,295,328
Patent licenses, net	994,578	986,714
Deposits and other assets	28,054	39,812

Total assets	$9,448,795	$9,926,808

Liabilities and Stockholders’ Equity
Accounts payable	$1,103,809	$582,824
Accrued expenses	521,789	545,781
Deferred revenue	252,793	759,667
Advances	250,000	250,000
Warrants to purchase common stock	1,505,840	2,399,605

Total current liabilities	3,634,231	4,537,877

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 75,993,528 shares and 74,771,107 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	75,993	74,771
Convertible preferred stock, $.001 par value, 20,000,000 shares authorized, 2,800,043 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,800	2,800
Subscription receivable on common stock	(666)	(4,875)
Additional paid-in capital	58,290,719	56,170,006
Deficit accumulated during the development stage	(52,554,282)	(50,853,771)

Total stockholders’ equity	5,814,564	5,388,931

Total liabilities and stockholders’ equity	$9,448,795	$9,926,808

(1)	The Company restated its financial statements for the year ended December 31, 2010 and the quarter ended March 31, 2011, see explanatory note after cover page of this 10-Q/A and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2011 (Restated)(1)
	2011 (Restated)(1)	2010 (Restated)(1)
Revenues
Product sales	$1,514,916	$272,626	$4,614,081
Royalties and license	—	—	135,000

	1,514,916	272,626	4,749,081

Development expenses
Cost of sales	428,994	146,376	2,144,466
Research and development	1,003,410	584,069	14,863,688
Marketing	318,206	133,418	2,717,355
General and administrative	2,232,738	1,576,438	25,556,560

Total development expenses	3,983,348	2,440,301	45,282,069

Loss from development activities	(2,468,432)	(2,167,675)	(40,532,988)

Other income (expense)
Settlement with related company	—	—	(92,613)
Miscellaneous income/(expense)	900	(20,393)	(16,612)
Dividend and interest income	—	25,649	92,875
Interest expense	—	(7,274)	(2,225,074)
Sublease income	2,200	1,400	300,633
Change in market value of warrants	870,849	(8,431,325)	(2,859,333)

Total other income/(expense), net	873,949	(8,431,943)	(4,800,124)

Loss before income taxes	(1,594,483)	(10,599,618)	(45,333,112)
Provision for income taxes	—	—	6,800

Net loss	$(1,594,483)	$(10,599,618)	$(45,339,912)

Dividends on preferred stock	$(106,028)	$(1,238,067)	$(7,644,177)

Net loss attributable to common shareholders	$(1,700,511)	$(11,837,685)	$(52,984,089)

Net loss per share computation:
Weighted average shares outstanding – Basic and Diluted	75,326,365	60,598,632

Net loss per share – Basic and Diluted	$(0.02)	$(0.20)

(1)	The Company restated its financial statements for the year ended December 31, 2010 and the quarter ended March 31, 2011, see explanatory note after cover page of this 10-Q/A and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

	Common Stock		Convertible Preferred Stock			Note Subscription on Receivable	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution										100,000
Net loss for the period from inception										(140,996)
Balance at December 31, 2001										(40,996)
Members contributions										250,000
Net loss for the year ended										(390,751)
Balance at December 31, 2002										(181,747)
Members contributions										195,000
Net loss for the year ended										(518,895)
Balance at December 31, 2003										(505,642)
Members contribution										1,110,000
Net loss for the year ended										(854,718)
Activity through December 31, 2004										(250,360)
Members contributions										780,000
Net loss for the year ended December 31, 2005										(1,385,745)
Balance at December 31, 2005										(856,105)
Members contribution										250,000
Effect of the Reorganization Transactions	20,000,000	20,000					2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210					(2,210)		—
Offering costs							(2,778,082)		(2,778,082)
Warrants issued for equity placement services							1,230,649		1,230,649
Warrants issued for services							222,077		222,077
Warrants issued with promissory note							637,828		637,828
Common stock issued for services	1,350,000	1,350					1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436					10,371,512		10,381,948
Stock-based compensation							842,374		842,374
Net loss for the year ended December 31, 2006								(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996					14,537,798	(9,875,032)	4,696,762	—

	Common Stock		Convertible Preferred Stock			Note Subscription on Receivable	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Offering costs							(382,124)		(382,124)
Warrants issued for equity placement services							169,249		169,249
Issuance of common stock	1,370,000	1,370					1,368,630		1,370,000
Warrants exercised	3,000	3					2,997		3,000
Stock-based compensation							427,496		427,496
Net loss for the year ended December 31, 2007								(6,071,983)	(6,071,983)
						______
Balance at December 31, 2007	35,369,495	35,369	—	—			16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550			4,546,450		4,550,000
Warrants issued and beneficial conversion feature							910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041					593,358		596,399
Stock-based compensation							734,867		734,867
Deemed Dividend							1,581,627	(1,581,627)	—
Net loss for the year ended December 31, 2008								(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37				3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208					940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)			(3,177)		—
From conversion of debt	2,000,000	2,000					498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)		3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511					279,376		282,887
For cash	2,786,628	2,787					1,397,213		1,400,000
Stock-based compensation							409,625		409,625
Warrants issued for services							281,416		281,416
Options issued for services							106,058		106,058
Deemed Dividend							3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities							(1,703,526)	429,807	(1,273,719)
Equity placement shares							(250,000)		(250,000)
Dividend on preferred stock								(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)			(8,504,110)	(8,513,098)

Balance at December 31, 2009	56,034,835	$56,035	3,000,043	$3,000	$(2,708,988)		$36,950,141	$(36,569,930)	$(2,269,742)

	Common Stock		Convertible Preferred Stock			Note Subscription on Receivable	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual/Preferred
	Shares	Amount	Shares	Amount
Preferred Stock Subscription
Issuance of Common Stock
For services	749,167	749					1,083,651		1,084,400
From conversion of preferred stock and options	800,000	800	(200,000)	(200)			(600)		—
From conversion of debt
From exercise of warrants	5,062,815	5,063			(3,254,513)	(4,875)	4,746,969		1,492,644
From cashless exercise of warrants and options	1,531,150	1,531					1,536,393		1,537,924
For cash	10,593,140	10,593					10,179,957		10,190,550
Stock-based compensation							2,068,347		2,068,347
Warrants issued for services
Options issued for services
Warrants reclassed to equity							804,971		804,971
Deemed dividend on preferred stock								(1,036,778)	(1,036,778)
Accrued and paid dividend on preferred stock								(524,083)	(524,083)
Swap notes Receivable and Perpetual Preferred Stock					5,989,123		(1,199,823)		4,789,300
Net loss for the year ended December 31, 2010					(25,622)			(12,722,980)	(12,748,602)

Balance at December 31, 2010	74,771,107	$74,771	2,800,043	$2,800	$—	$(4,875)	$56,170,006	$(50,853,771)	$5,388,931

Issuance of common stock
For services	150,000	150					302,850		303,000
From cashless exercise of warrants	50,621	51					22,866		22,917
From exercise of options	571,800	571					330,098		330,669
For cash	450,000	450					576,030		576,480
Stock-based compensation							888,869		888,869
Stock subscription						4,209			4,209
Accrued dividend on preferred stock								(106,028)	(106,028)
Net loss for the quarter ended March 31, 2011								(1,594,483)	(1,594,483)

Balance at March 31, 2011	75,993,528	$75,993	2,800,043	$2,800	$—	$(666)	$58,290,719	$(52,554,282)	$5,814,564

(1)	The Company restated its financial statements for the year ended December 31, 2010 and the quarter ended March 31, 2011, see explanatory note after cover page of this 10-Q/A and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2011 (Restated)(1)
	2011 (Restated)(1)	2010 (Restated)(1)
Net loss	$(1,594,483)	$(10,599,618)	$(45,339,912)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	115,936	66,494	1,063,448
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash compensation expense	888,869	307,073	5,759,052
Common stock issued for services	303,000	294,000	4,297,470
Amortization of discount on convertible notes	—	—	1,080,962
Interest on perpetual preferred stock notes receivable	—	(25,622)	(34,610)
Change in market value of warrants	(870,849)	8,431,325	2,859,333
Allowance for inventory obsolescence	—	—	15,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	462,907	(29,065)	(275,599)
(Increase) decrease in inventory	(256,109)	(29,837)	(1,127,192)
(Increase) decrease in prepaid expenses and other current assets	(22,315)	14,269	(250,653)
(Increase) decrease in deposits and other assets	11,758	503	(28,054)
Increase (decrease) in accounts payable	522,164	181,488	1,104,988
Increase (decrease) in accrued expenses	(23,992)	(72,093)	805,784
Increase (decrease) in deferred revenue	(506,874)	—	252,793
Increase (decrease) in related party payables	—	10,778	(164,504)

Net cash used in operating activities	(969,988)	(1,450,305)	(29,018,485)

Investing activities
Purchases of property and equipment	(283,756)	(66,848)	(2,207,901)
Payments for patent licenses and trademarks	(29,750)	(64,759)	(1,335,158)

Net cash used in investing activities	(313,506)	(131,607)	(3,543,059)

Financing activities
Proceeds from Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	576,480	867,158	24,016,210
Proceeds from issuance of preferred stock	—	2,410,750	12,260,750
Proceeds from issuance of convertible promissory notes	—	—	2,099,552
Proceeds from exercise of warrants and options	334,878	—	790,744
Payment of preferred stock dividends	(107,206)	(106,027)	(759,863)
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	—	(1,760,308)
Proceeds from convertible debt, advances and loan payable	—	200,000	1,360,000
Payment of loan payable	—	—	(625,000)

Net cash provided by financing activities	804,152	3,371,881	37,864,229

Net (decrease) increase in cash and cash equivalents	(479,342)	1,789,969	5,302,685
Cash and cash equivalents, beginning of period	5,782,027	726,829	—

Cash and cash equivalents, end of period	$5,302,685	$2,516,798	$5,302,685

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$22,929	$371,822

(1)	The Company restated its financial statements for the years ended December 31, 2010 and the quarter ended March 31, 2011, see explanatory note after cover page of this 10-Q/A and Note 1 to the unaudited condensed consolidated financial statements.

	Three Months Ended March 31,		Inception (August 2001) through March 31, 2011 (Restated)(1)
	2011 (Restated)(1)	2010 (Restated)(1)
Cash paid for income taxes	$—	$3,265	$11,148

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Cashless exercise of warrants	$22,917	$1,412,392	$1,843,726

Deemed dividend on preferred stock	$—	$1,036,778	$6,683,025

Dividend on preferred stock exchange for note receivable	$—	$95,262	$95,262

Conversion of debt to common stock	$—	$—	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discounts on convertible debt from warrants	$—	$—	$269,632

Conversion of preferred stock	$—	$800	$2,200

Non-cash sale of preferred stock	$—	$—	$381,700

(1)	The Company restated its financial statements for the year ended December 31, 2010 and the quarter ended March 31, 2011, see explanatory note after cover page of this 10-Q/A and Note 1 to the unaudited condensed consolidated financial statements.

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

In this Form 10-Q/A, for the three months ended March 31, 2011, we have restated the 2010 comparative periods for the issues noted above.

Amended Quarterly Report

On August 15, 2011, International Stem Cell and Subsidiaries (“the Company”) concluded, based on the recommendation of management, that the previously issued financial statements for the quarter ended March 31, 2011 included in the Company’s most recently filed Form 10-Q, is no longer reliable because they failed to incorporate marketing expenses related to an arrangement with a third party for marketing services performed.

The following is a brief summary of the accounting correction:

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization who would serve as a consultant and assist in marketing and help SkinCare sell its skin care products through various proprietary mailings. As part of the arrangement, a test phase would take place during which SkinCare would pay 40% on net sales generated from the proprietary mailings. The Company incorrectly did not accrue for marketing expenses related to net profits as defined in the arrangement for the quarter ended March 31, 2011. The amount of marketing expenses related to the arrangement was $304,983 for the quarter ended March 31, 2011. However, the Company incorrectly recorded marketing expenses of $150,000 related to the arrangement in the fourth quarter of 2010. The impact of this error was to overstate the deficit accumulated during the development stage by $150,000 and understate current assets (prepaid marketing expense) by $150,000 as of December 31, 2010. After careful consideration of applicable guidance, management believes the impact on quarter and year ended December 31, 2010 is immaterial. This decision was based on qualitative factors in the guidance, such as, that the impact of the error does not mask a change in earnings or other trends, it does not change a loss into income, it does not affect compliance with loan covenants, other contractual requirements or regulatory requirements, and it does not involve concealment of an unlawful transaction, and neither was it intentional or an indicator of an illegal act. Additionally, the Company is a development stage entity that has incurred losses of approximately $53 million from its inception, and management believes that a misstatement of a magnitude noted above would not significantly impact investors’ decisions to invest in our company.

The Company has elected to correct the impact related to the 2010 error in the period ended March 31, 2011. Management believes the impact of this correction on the quarter ended March 31, 2011 is immaterial. This decision was based on the following qualitative factors that the impact of the error does not mask a change in earnings or other trends, it does not change a loss into income, it does not affect compliance with loan covenants, other contractual requirements or regulatory requirements, and it does not involve concealment of an unlawful transaction, and neither was it intentional or an indicator of an illegal act.

The effects on the Company’s previously issued quarterly financial statements are summarized below:

				From inception date
	31-Mar-11 As Reported	31-Mar-11 Adjustments	31-Mar-11 As Restated	31-Mar-11 As Reported	31-Mar-11 Adjustments	31-Mar-11 As Restated
Condensed Consolidated Statement of Financial Condition
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accrued liabilities	366,806	154,983	521,789

Total liabilities	3,479,248		3,634,231

Stockholders’ equity (deficit)
Deficit accumulated during the development stage	(52,399,299)	(154,983)	(52,554,282)

Total stockholders’ equity (deficit)	5,969,547		5,814,564

Total liabilities and stockholders’ equity (deficit)	9,448,795		9,448,795

Condensed Consolidated Statement of Operations
Development expenses
Marketing	163,223	154,983	318,206	2,562,372	154,983	2,717,355

Total development expenses	(2,313,449)	(154,983)	(2,468,432)	(40,378,005)	(154,983)	(40,532,988)

Net Loss	(1,439,500)	(154,983)	(1,594,483)	(45,184,929)	(154,983)	(45,339,912)

Net loss applicable to common shareholders	(1,545,528)	(154,983)	(1,700,511)	(52,829,106)	(154,983)	(52,984,089)

Net loss per common share – basic and diluted	(0.02)	—	(0.02)

Weighted average shares – basic and diluted	75,326,365		75,326,365

Condensed Consolidated Statement of Members’ Deficit and Stockholders’ Equity
Accumulated Deficit	52,399,299	154,983	52,554,282

Total Stockholders’ Equity	5,969,547	(154,983)	5,814,564

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	(1,439,500)	(154,983)	(1,594,483)
Change in operating assets and liabilities:
Decrease in accrued liabilities	(178,975)	154,983	(23,992)

Net cash used in operating activities	(969,988)		(969,988)

This Amended Filing sets forth the complete text of the following items of the Original Filing as modified where necessary to reflect the restatement.

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I – Item 4. Controls and Procedures

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

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2011, operating loss carryforwards of approximately $33,894,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2010, the Company had operating loss carryforwards of approximately $32,620,000. The increase in net operating loss carryforwards for the three months ended March 31, 2011 is approximately $1,274,000.

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

Significant components of deferred tax assets and liabilities are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets (liabilities)
Net operating loss carryforwards	$13,298,000	$12,776,000
Accrued expenses	150,000	462,000
Research and Development tax credit (Fed and St.)	438,000	342,000

Deferred tax assets	13,886,000	13,580,000
Valuation allowance	(13,886,000)	(13,580,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	March 31, 2011	December 31, 2010
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

Marketing Arrangement

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization who would serve as a consultant and assist in marketing and help Lifeline Skin Care, LLC (“SkinCare”), a wholly-owned subsidiary of International Stem Cell, to sell its skin care products through various proprietary mailings. In the arrangement, there are a various phases and objectives to accomplish, one which may lead to the formation of a Joint Venture in the future between the parties. In the arrangement, SkinCare will pay 40% on net profits as defined in the arrangement generated from the proprietary mailings. Under this arrangement, SkinCare recognized $304,983 in marketing expenses. For the first quarter ended March 31, 2011, $154,983 was expensed and is accrued as marketing quarter expenses.

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

Basis of Presentation and Corporate Restructure

Our California wholly-owned subsidiary Lifeline Skin Care, LLC., (LSC) develops and commercializes skin care products using our stem cell technologies. These products are not regulated as therapeutic products and can therefore be brought to market relatively quickly. Furthermore, marketing and sales can be conducted direct to the consumer via the internet as well as channels such as dermatology clinics, and spas, thus providing important revenue to help us support internal development of therapeutic products.

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

Lifeline Skin Care, LLC. (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare creates cosmetic skin care products derived from our human cell technologies and is developing, manufacturing and distributing cosmeceutical products.

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

Marketing Expense

Marketing expenses were $318,206 for the three months ended March 31, 2011, an increase of $184,788, or 138%, compared to $133,418, for the three months ended March 31, 2010. We continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We have continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals. Another reason for the increase in marketing expenses related marketing expenses incurred from an arrangement with a third party marketing organization who served as a consultant and assisted in marketing efforts as well as and help SkinCare sell its skin care products through various proprietary mailings. Based on the arrangement, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. During the first quarter 2011, we incurred an obligation of $304,983 in marketing expenses related to this arrangement, however, $150,000 was incorrectly expensed in 2010, therefore we recognized $154,983 in the first quarter ended March 31, 2011.

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

Operating Cash Flows

Net cash used in operating activities of $969,988 for the three months ended March 31, 2011was primarily attributable to a net loss of $1,594,483. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $115,936, non-cash stock-based compensation expense of $888,869, stock issued for services of $303,000, a decrease in change in market value of warrants of $870,849, a decrease in accounts receivable of $462,907, an increase in inventory of $256,109, a decrease in prepaid assets of $22,315, an increase in deposits and other assets of $11,758, an increase in accounts payable of $522,164, a decrease in accrued expenses of $23,992, and a decrease in deferred revenue of $506,874. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

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

During our second quarter review for 2011, we identified a material weakness in our internal controls related to our review process and the accounting impact of certain contracts. To mitigate this material weakness, we will implement a review process for all contracts to make sure contracts are reviewed by appropriate levels of management and that there is an analysis of the accounting impact during the relevant reporting period.

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

Dated: August 15, 2011

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ RAY WOOD
	Name:	Ray Wood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)