Form 10-Q
period 2011-06-30
International Stem Cell CORP
filed 2011-08-15
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011 the Registrant had 76,918,828 shares of Common Stock outstanding.

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

The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. FASB ASC 815-40 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of FASB ASC 815-40, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.

(b)	Since the Company needed to restate its financial statements for the error noted above, we decided to correct another error we noted. In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. The Company decided to correct this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

In this Form 10-Q, for the three and six months ended June 30, 2011 we have restated the 2010 comparative periods for the issues noted above.

We also filed an Amended 10-Q for the first quarter ended March 31, 2011 on Form 10-Q/A. The nature of this restatement related to the Company incorrectly accounting for a Term Sheet (“arrangement”) related to its Lifeline Skin Care, LLC (“SkinCare”) products and not accruing amounts owed on this arrangement in the periods that related to net revenue generated within the reporting period. Therefore, we restated our unaudited financial statements and related disclosures for the quarter ended March 31, 2011 as discussed in Note 2 to the 2011 first quarter Form 10-Q/A.

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

The following is a brief summary of the accounting error:

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization who would serve as a consultant and assist in marketing and help SkinCare sell its skin care products through various proprietary mailings. As part of the arrangement, a test phase would take place during which SkinCare would pay 40% on net profits as defined in the arrangement generated from the proprietary mailings. The Company incorrectly did not accrue for marketing expenses related to net profits defined in the arrangement for the quarter ended March 31, 2011.

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

In this Form 10-Q, for the three and six months ended June 30, 2011, we have restated the 2011 prior interim period for the issue noted above.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Condition

	June 30, 2011	December 31, 2010 (Restated)(1)
	(Unaudited)
Assets
Cash and cash equivalents	$3,581,933	$5,782,027
Accounts receivable	341,666	738,506
Inventory	1,329,433	856,083
Prepaid expenses and other current assets	290,196	228,338

Total current assets	5,543,228	7,604,954
Property and equipment, net	1,495,916	1,295,328
Patent licenses, net	1,056,562	986,714
Deposits and other assets	16,279	39,812

Total assets	$8,111,985	$9,926,808

Liabilities and Stockholders’ Equity
Accounts payable	$1,032,531	$582,824
Accrued expenses	855,315	545,781
Deferred revenue	137,834	759,667
Advances	250,000	250,000
Warrants to purchase common stock	1,027,171	2,399,605

Total current liabilities	3,302,851	4,537,877

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 76,599,928 shares and 74,771,107 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	76,600	74,771
Convertible preferred stock, $.001 par value, 20,000,000 shares authorized, 2,800,043 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,800	2,800
Subscription receivable on common stock	—	(4,875)
Additional paid-in capital	59,780,363	56,170,006
Deficit accumulated during the development stage	(55,050,629)	(50,853,771)

Total stockholders’ equity	4,809,134	5,388,931

Total liabilities and stockholders’ equity	$8,111,985	$9,926,808

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (August 2001) through June 30, 2011 (Restated) (1)
	2011	2010 (Restated) (1)	2011 (Restated) (1)	2010 (Restated) (1)
Revenues
Product sales	$1,114,309	$441,118	$2,629,225	$713,744	$5,728,390
Royalties and license	—	—	—	—	135,000

Total revenue	$1,114,309	$441,118	$2,629,225	$713,744	$5,863,390

Development expenses
Cost of sales	362,131	214,330	791,125	360,706	2,506,597
Research and development	1,128,869	754,000	2,132,279	1,338,069	15,992,557
Marketing	345,800	291,576	664,006	424,994	3,063,155
General and administrative	2,135,732	2,033,615	4,368,470	3,408,821	27,692,292

Total development expenses	3,972,532	3,293,521	7,955,880	5,532,590	49,254,601

Loss from development activities	(2,858,223)	(2,852,403)	(5,326,655)	(4,818,846)	(43,391,211)

Other income (expense)
Settlement with related company	—	—	—	—	(92,613)
Miscellaneous expense	(12,040)	(256)	(11,140)	(20,649)	(28,652)
Dividend income	—	350	—	25,999	92,875
Interest expense	—	(6,805)	—	(14,079)	(2,225,074)
Sublease income	2,450	2,125	4,650	3,525	303,083
Change in market value of warrants	478,669	7,083,365	1,349,518	(1,347,960)	(2,380,664)

Total other income (expense)	469,079	7,078,779	1,343,028	(1,353,164)	(4,331,045)

Income (loss) before income taxes	(2,389,144)	4,226,376	(3,983,627)	(6,172,010)	(47,722,256)
Provision for income taxes	—	—	—	—	6,800

Net income (loss)	$(2,389,144)	$4,226,376	$(3,983,627)	$(6,172,010)	$(47,729,056)

Dividends on preferred stock	$(107,203)	$—	$(213,231)	$(1,238,067)	$(7,751,380)
Net income (loss) attributable to common stockholders	$(2,496,347)	$4,226,376	$(4,196,858)	$(7,410,077)	$(55,480,436)

Basic earnings per common share	$(0.03)	$0.06	$(0.06)	$(0.11)

Diluted earnings per common share	$(0.03)	$0.04	$(0.06)	$(0.11)

Share used in per share calculations:
Weighted average shares outstanding	76,340,016	68,676,504	75,842,071	64,789,250

Weighted average shares outstanding on a Fully Diluted Basis	76,340,016	114,797,830	75,842,071	64,789,250

(1)	The Company restated its financial statements for the year ended December 31, 2010 and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

	Common Stock		Convertible Preferred Stock			Subscription Receivable on Common Stock	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual Preferred
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution										100,000
Net loss for the period from inception										(140,996)

Balance at December 31, 2001										(40,996)
Members contributions										250,000
Net loss for the year ended										(390,751)

Balance at December 31, 2002										(181,747)
Members contributions										195,000
Net loss for the year ended										(518,895)

Balance at December 31, 2003										(505,642)
Members contribution										1,110,000
Net loss for the year ended										(854,718)

Activity through December 31, 2004										(250,360)
Members contributions										780,000
Net loss for the year ended December 31, 2005										(1,385,745)

Balance at December 31, 2005										(856,105)
Members contribution										250,000
Effect of the Reorganization Transactions	20,000,000	20,000					2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210					(2,210)		—
Offering costs							(2,778,082)		(2,778,082)
Warrants issued for equity placement services							1,230,649		1,230,649
Warrants issued for services							222,077		222,077
Warrants issued with promissory note							637,828		637,828
Common stock issued for services	1,350,000	1,350					1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436					10,371,512		10,381,948
Stock-based compensation							842,374		842,374
Net loss for the year ended December 31, 2006								(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996	—	—	—	—	14,537,798	(9,875,032)	4,696,762	—

	Common Stock		Convertible Preferred Stock			Subscription Receivable on Common Stock	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual Preferred
	Shares	Amount	Shares	Amount
Offering costs							(382,124)		(382,124)
Warrants issued for equity placement services							169,249		169,249
Issuance of common stock	1,370,000	1,370					1,368,630		1,370,000
Warrants exercised	3,000	3					2,997		3,000
Stock-based compensation							427,496		427,496
Net loss for the year ended December 31, 2007								(6,071,983)	(6,071,983)

Balance at December 31, 2007	35,369,495	35,369	—	—			16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550			4,546,450		4,550,000
Warrants issued and beneficial conversion feature							910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041					593,358		596,399
Stock-based compensation							734,867		734,867
Deemed Dividend							1,581,627	(1,581,627)	—
Net loss for the year ended December 31, 2008								(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37				3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208					940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)			(3,177)		—
From conversion of debt	2,000,000	2,000					498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)		3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511					279,376		282,887
For cash	2,786,628	2,787					1,397,213		1,400,000
Stock-based compensation							409,625		409,625
Warrants issued for services							281,416		281,416
Options issued for services							106,058		106,058
Deemed Dividend							3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities							(1,703,526)	429,807	(1,273,719)
Equity placement shares							(250,000)		(250,000)
Dividend on preferred stock								(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)			(8,504,110)	(8,513,098)

Balance at December 31, 2009	56,034,835	$56,035	3,000,043	$3,000	$(2,708,988)		$36,950,141	$(36,569,930)	$(2,269,742)

	Common Stock		Convertible Preferred Stock			Subscription Receivable on Common Stock	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual Preferred
	Shares	Amount	Shares	Amount
Preferred Stock Subscription
Issuance of Common Stock
For services	749,167	749					1,083,651		1,084,400
From conversion of preferred stock and options	800,000	800	(200,000)	(200)			(600)		—
From conversion of debt
From exercise of warrants	5,062,815	5,063			(3,254,513)	(4,875)	4,746,969		1,492,644
From cashless exercise of warrants and options	1,531,150	1,531					1,536,393		1,537,924
For cash	10,593,140	10,593					10,179,957		10,190,550
Stock-based compensation							2,068,347		2,068,347
Warrants issued for services
Options issued for services
Warrants reclassed to equity							804,971		804,971
Deemed dividend on preferred stock								(1,036,778)	(1,036,778)
Accrued and paid dividend on preferred stock								(524,083)	(524,083)
Swap notes Receivable and Perpetual Preferred Stock					5,989,123		(1,199,823)		4,789,300
Net loss for the year ended December 31, 2010					(25,622)			(12,722,980)	(12,748,602)

Balance at December 31, 2010	74,771,107	$74,771	2,800,043	$2,800	$—	$(4,875)	$56,170,006	$(50,853,771)	$5,388,931

Issuance of common stock
For services	150,000	150					302,850		303,000
From cashless exercise of warrants and options	57,021	57					26,445		26,502
From exercise of options	571,800	572					330,099		330,671
For cash	1,050,000	1,050					1,162,769		1,163,819
Stock-based compensation							1,788,194		1,788,194
Stock subscription						4,875			4,875
Accrued dividend on preferred stock								(213,231)	(213,231)
Net loss for the six months ended June 30, 2011								(3,983,627)	(3,983,627)

Balance at June 30, 2011	76,599,928	$76,600	2,800,043	$2,800	$—	$—	$59,780,363	$(55,050,629)	$4,809,134

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Inception (August 2001) through June 30, 2011 (Restated)(1)
	2011 (Restated)(1)	2010 (Restated)(1)
Net loss	$(3,983,627)	$(6,172,010)	$(47,729,056)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	247,302	134,074	1,194,814
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Non-cash warrants for services	—	—	222,077
Non-cash compensation expense	1,788,194	512,924	6,658,377
Common stock issued for services	303,000	832,200	4,297,470
Amortization of discount on convertible notes	—	—	1,080,962
Interest on perpetual preferred stock notes receivable	—	(25,622)	(34,610)
Change in market value of warrants to purchase common stock	(1,349,518)	1,347,960	2,380,664
Allowance for inventory obsolescence	(1,907)	—	13,093
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	396,840	(176,150)	(341,666)
(Increase) decrease in inventory	(471,442)	(71,165)	(1,342,526)
(Increase) decrease in prepaid expenses and other current assets	(61,858)	(32,654)	(290,196)
(Increase) decrease in deposits and other assets	23,533	(611)	(16,279)
Increase (decrease) in accounts payable	449,707	382,155	1,032,531
Increase (decrease) in accrued expenses	310,713	(139,601)	1,140,489
Increase (decrease) in deferred revenue	(621,833)	—	137,834
Increase (decrease) in related party payables	—	(469,673)	(164,504)

Net cash used in operating activities	(2,970,896)	(3,878,173)	(31,019,393)

Investing activities
Purchases of property and equipment	(403,569)	(197,142)	(2,327,714)
Payments for patent licenses and trademarks	(114,169)	(160,337)	(1,419,577)

Net cash used in investing activities	(517,738)	(357,479)	(3,747,291)

Financing activities
Proceeds from Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	1,163,819	8,835,549	24,603,549
Proceeds from issuance of preferred stock	—	2,410,750	12,260,750
Proceeds from issuance of convertible promissory notes	—	—	2,099,552
Proceeds from exercise of warrants and options	339,132	—	794,998
Payment of preferred stock dividends	(214,411)	(106,027)	(867,068)
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	—	(1,760,308)
Proceeds from convertible debt, advances and loan payable	—	—	1,360,000
Payment of loan payable	—	—	(625,000)

Net cash provided by financing activities	1,288,540	11,140,272	38,348,617

Net (decrease) increase in cash and cash equivalents	(2,200,094)	6,904,620	3,581,933
Cash and cash equivalents, beginning of period	5,782,027	726,829	—

Cash and cash equivalents, end of period	$3,581,933	$7,631,449	$3,581,933

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$30,115	$371,822

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,		Inception (August 2001) through June 30, 2011 (Restated)(1)
	2011 (Restated)(1)	2010 (Restated)(1)
Cash paid for income taxes	$—	$800	$11,148

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Cashless exercise of warrants	$22,917	$1,523,523	$1,843,726

Deemed dividend on preferred stock	$—	$1,036,778	$6,683,025

Dividend on preferred stock exchange for note receivable	$—	$95,262	$95,262

Conversion of debt to common stock	$—	$—	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Discounts on convertible debt from warrants	$—	$—	$269,632

Conversion of preferred stock	$—	$800	$2,200

Non-cash sale of preferred stock	$—	$—	$381,700

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

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

Lifeline Cell Technology, LLC (“Lifeline”) was formed in the State of California on August 17, 2001. Lifeline is in the business of developing and manufacturing human embryonic stem (“ES”) cells and reagents free from animal protein contamination. Lifeline’s scientists have used a technology, called basal medium optimization to systematically eliminate animal proteins from cell culture systems. Lifeline is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, animal protein free ES cell products suitable for FDA approval.

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

Basis of Presentation

International Stem Cell Corporation was formed in June 2006. BTHC III, Inc. was a shell company that had no operations and no net assets. For accounting purposes the acquisition has been treated as a recapitalization of BTHC III with ISC California as the accounting acquirer (reverse acquisition). The historical statements prior to June 2006 are those of Lifeline Cell Technology, LLC, the wholly-owned subsidiary of ISC California.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K/A of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2010. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K/A. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.

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

The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. FASB ASC 815-40 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of FASB ASC 815-40, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.

(b)	Since the Company needed to restate its financial statements for the error noted above, we decided to correct another error we noted. In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% per annum (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. The Company decided to correct this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

In this Form 10-Q, for the three and six months ended June 30, 2011, we have restated the 2010 comparative periods for the issues noted above.

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

The following is a brief summary of the accounting error:

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization who would serve as a consultant and assist in marketing and help SkinCare sell its skin care products through various proprietary mailings. As part of the arrangement, a test phase would take place during which SkinCare would pay 40% on net profits as defined in the arrangement generated from the proprietary mailings. The Company incorrectly did not accrue for marketing expenses related to net profits defined in the arrangement for the quarter ended March 31, 2011.

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

In this Form 10-Q, for the three and six months ended June 30, 2011, we have restated the 2011 prior interim period for the issue noted above.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method and are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration, excess and obsolescence and adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable consist of trade accounts receivable from the sales of Lifeline Cell Technology’s products and cash withheld by a third party merchant service provider. The amount withheld by the service provider represents a predetermined percentage of cash collected on our behalf from credit card purchases primarily from sales of SkinCare products. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured. As of June 30, 2011 and December 31, 2010, the Company did not have an allowance for bad debt as all accounts receivable were deemed collectible.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses, and capitalized legal costs associated with patent acquisition. Patent licenses are recorded at cost of $1,419,577 and $1,305,408 at June 30, 2011 and December 31, 2010, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful lives of the licenses. Amortization expense for the three months ended June 30, 2011 and 2010 and six months ended June 30, 2011 and 2010 totaled $22,455, $17,866, $44,320, and $34,717, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at June 30, 2011 and December 31, 2010.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has expired.

Deferred Revenue

The Company recognizes revenue from its LifeLine Skin Care products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. However, the LifeLine Skin Care products have a 30 day right of return guarantee and therefore, we defer all revenue associated with these product sales until the 30 days guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented.

Revenue Arrangements with Multiple Deliverables

Periodically, the Company enters into revenue arrangements that contain multiple deliverables including any mix of products and/or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis (items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis). In these cases, the Company recognizes revenue from each element of the arrangement as long as separate value for each element can be determined, the Company has completed its obligation to deliver or perform on that element, and collection of the resulting receivable is reasonably assured.

Cost of Sales

Cost of sales consists primarily of costs and expenses for salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials, overhead and occupancy costs. Certain of the agreements under which the Company has licensed technology require the payment of royalties based on the sale of future products. Such royalties are recorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products are classified as a component of cost of sales to the extent such payments become due in the future.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits associated with research and development personnel, overhead and occupancy, contract services, and amortization of technology used in research and development with alternative future uses.

Registration Payment Arrangements

The provisions of ASC Topic 825-20, Financial Instruments – Registration Payment Arrangements, require that companies separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents as of June 30, 2011	$3,376,004	$3,376,004	$—	$—

Cash equivalents as of December 31, 2010	$4,991,931	$4,991,931	$—	$—

Warrants to purchase common stock as of June 30, 2011	$1,027,171	$—	$—	$1,027,171

Warrants to purchase common stock as of December 31, 2010	$2,399,605	$—	$—	$2,399,605

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2011, operating loss carryforwards of approximately $40,971,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2010, the Company had operating loss carryforwards of approximately $37,728,000. The increase in net operating loss carryforwards for the six months ended June 30, 2011 is approximately $3,243,000.

According to authoritative guidance, a tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life) and transactions using the Black-Scholes option pricing model, e.g., promissory notes, warrants, and stock options, as well as Monte-Carlo valuation method for certain of our warrants. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located primarily in the United States. At June 30, 2011, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account at all FDIC-insured institutions. At June 30, 2011 and December 31, 2010, the Company had $3,376,004 and $4,991,931, respectively, of cash in accounts which are under the Securities Investor Protection Corporation (SIPC).

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2011 and December 31, 2010 approximate their fair values due to the short-term nature of those instruments. The fair value of certain warrants is determined on a quarterly basis using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net income or loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. For the three and six months ended June 30, 2011, there were 6,581,693 warrants, 12,342,481 vested stock options outstanding, and for the same period in 2010 there were 7,682,678 warrants, 6,301,481 vested stock options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and six months ended June 30, 2011 and 2010 or the period from inception through June 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

2. Inventory

The components of inventories are as follows:

	June 30, 2011	December 31, 2010
Raw materials	$420,453	$196,046
Work in process	236,231	3,877
Finished goods	685,841	671,160

	1,342,525	871,083
Less allowance for inventory obsolescence	(13,092)	(15,000)

	$1,329,433	$856,083

3. Property and Equipment

Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Machinery and equipment	$956,739	$733,807
Computer equipment	281,856	241,282
Office equipment	189,471	81,068
Leasehold improvements	866,187	834,527

	2,294,253	1,890,684
Less: accumulated depreciation and amortization	(798,337)	(595,356)

	$1,495,916	$1,295,328

Depreciation expenses for the three and six months ended June 30, 2011 were $108,932 and $202,981, respectively. During the same periods in the prior year depreciation expenses were $49,642 and $99,357, respectively.

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

On May 14, 2004, Lifeline amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: Infigen IP, UMass IP and ACT IP. The license fees for these patent rights aggregated a total of $400,000 and were secured by separate convertible promissory notes. On December 21, 2007, ACT elected to receive payment in cash in lieu of conversion of the notes, which was paid in full.

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

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time paid an advance of $250,000 to Lifeline to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of June 30, 2011, no revenues have been realized from this agreement.

6. Capital Stock

Common Stock

As of December 31, 2006, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

In October 2006, the board of directors of BTHC III approved a stock split of 1 share to 4.42 shares. As a result of the split, the outstanding common stock of BTHC III increased from 500,000 to 2,209,993 shares. Pursuant to the Share Exchange Agreement, each share of International Stem Cell Corporation common stock was exchanged for one share of BTHC III common stock. All numbers in the financial statements and notes to the financial statements have been adjusted to reflect the stock split for all periods presented.

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

Series A Preferred Stock

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1.00 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As of June 30, 2011 and December 31, 2010, we had 500,000 shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On May 12, 2008, to obtain funding for working capital, the Company entered into a series of subscription agreements with five accredited investors for the sale of a total of 400,000 Series B Units, each Series B Unit consisting of one share of Series B Preferred Stock (“Series B Preferred”) and two Series B Warrants (“Series B Warrants”) to purchase Common Stock for each $1.00 invested. The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As of June 30, 2011 and December 31, 2010, we had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the Common Stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Director Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a Vice President of International Stem Cell. As of June 30, 2011 and December 31, 2010, we had 2,000,000 shares of the Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 or up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Director Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a Vice President of International Stem Cell and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Director Dr. Andrey Semechkin. As of June 30, 2011 and December 31, 2010, we had 43 shares of the Series D Preferred Stock issued and outstanding. The Series D Preferred Stock earns cumulative dividends at a rate of 10% per annum, payable 15 days after each quarter end. Dividends of $107,206 were accrued as of June 30, 2011 and December 31, 2010.

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

Series E Preferred Stock

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The deal is structured whereby the Company may draw down funds as needed, but has no obligations to make draws or use these funds if not needed. As funds are drawn down, the Company will issue Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock will not be convertible into common stock and may be redeemed by the Company after one year. Each issue of Preferred Stock will be accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the company’s common stock on the day prior to the date the company gives notice of its election to draw funds. The total exercise value of warrants issued will equal 135% of the drawdown amount. Dividends on the Preferred Stock are payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed an S-1 on July 31, 2009, which was declared effective on September 30, 2009. The Investment will be used to fund operations and working capital needs of the Company and expand its scientific research.

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

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty. Aspire Capital has agreed not to cause, or engage in any manner whatsoever, any direct or indirect short selling or hedging of ISCC common stock. The Company did not pay any additional amounts to reimburse or otherwise compensate Aspire Capital in connection with the transaction. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

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

During the three and six months ended June 30, 2011, the Company has issued 600,000 and 1,050,000 shares of common stock, respectively, under the S-1 to Aspire Capital Group, which raised $587,340 and $1,163,820, respectively, and will be used to fund our operational activities.

7. Related Party Transactions

The Company’s related party transactions were for related party dividends and for a facility lease.

During the three and six months ended June 30, 2011, $24,931 and $49,589 of dividends were accrued for payment to X-Master, Inc., an entity affiliated with our Chief Executive Officer and a director Dr. Andrey Semechkin and Dr. Ruslan Semechkin Vice President of International Stem Cell and a director, and $82,274 and $163,644 of dividends were accrued for payment to our Chief Executive Officer and a director Dr. Andrey Semechkin, respectively. During the three and six months ended June 30, 2010, $24,931 and $49,589 of dividends were accrued for payment to X-Master, Inc., an entity affiliated with our Chief Executive Officer and a director Dr. Andrey Semechkin and Dr. Ruslan Semechkin Vice President of International Stem Cell and a director, and $82,274 and $163,644 of dividends were accrued for payment to our Chief Executive Officer and a director Dr. Andrey Semechkin, respectively. The dividends payable to both X-Master, Inc. and our Chief Executive Officer and a director Dr. Andrey Semechkin related to dividends that are payable quarterly to holders of Series D Preferred Stock. Related party dividends payable of $107,205 were recorded as part of accounts payable as of June 30, 2011, and the same amount was recorded in accrued liabilities as of December 31, 2010.

In addition, during the first quarter of 2011 we executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and a director. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three and six months ended June 30, 2011, $22,544 and $30,058, respectively, was recorded in rent expense related to the facility lease arrangement with related parties.

8. Income Taxes

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the six months ended June 30, 2011 and December 31, 2010 follows:

	June 30, 2011	December 31, 2010
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets (liabilities)
Net operating loss carryforwards	$14,105,700	$12,776,000
Accrued expenses	831,400	462,000
Research and Development tax credit (Fed and St.)	549,500	342,000

Deferred tax assets	15,486,600	13,580,000
Valuation allowance	(15,486,600)	(13,580,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	June 30, 2011	December 31, 2010
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

In November and December of 2009, the Company issued outside the 2006 option plans non-qualified stock options to purchase 10,257,593 shares of common stock to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

In accordance with applicable authoritative guidance, the Company established assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. For the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, the Company recognized $899,325, $205,850, $1,788,194, and $491,434, as stock-based compensation expense, respectively. Unrecognized compensation cost related to stock options as of June 30, 2011 was approximately $9,373,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.2 years.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.35%	2.35%	2.14%	1.86%
Expected stock price volatility	60.11%	69.76%	72.91%	78.34%
Expected dividend payout	0%	0%	0%	0%
Expected option life-years based on management’s estimate	6.2 yrs	6.2 yrs	5.3 yrs	4.0 yrs

Transactions involving stock options issued to employees, directors and consultants under the Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the Plan and as of June 30, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	2,590,600	7.10	$0.44	1,719,900	7.02	$0.44
$0.51-$0.75	9,590,100	8.38	$0.61	3,870,100	8.37	$0.61
$0.76-$1.00	2,712,739	4.57	$1.00	2,685,539	4.55	$1.00
$1.01-$1.25	424,600	9.64	$1.10	38,501	7.92	$1.13
$1.26-$1.50	2,415,100	8.71	$1.31	746,700	7.94	$1.35
$1.51-$3.20	6,150,000	9.34	$1.94	967,099	8.56	$2.13

	23,883,139	8.11	$1.06	10,027,839	7.10	$0.89

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,009,937	$0.92
Granted	5,830,000	$1.87
Exercised	(124,030)	$0.53
Canceled or expired	(87,000)	$0.89

Outstanding at June 30, 2011	15,628,907	$1.28

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(2,000,537)	$0.62

Outstanding at June 30, 2011	8,254,232	$0.65

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

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price they pay for converting its warrants and resulted in a deemed dividend of $336,522. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. Prior to 2009, the Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0%, and volatility of 70.57%. During 2009, the Company issued a total of 3,510,206 shares of common stock which related to warrants originally issued to Brookstreet. Brookstreet converted a total of 612,267 warrants into 484,675 shares of common stock at an average cashless conversion price of $0.56 per share.

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revaluate the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividends on Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in warrant liabilities of $1,027,171 and $2,399,605 as of June 30, 2011 and December 31, 2010, respectively. In addition, in the three months ended June 30, 2011 and 2010, we recorded income of $478,669 and $7,083,779, respectively, and the six months ended June 30, 2011 and 2010, we recorded income of $1,349,518 and expense of $1,347,960, respectively, in our consolidated condensed statements of operations related to the change in the fair value of warrants.

As of June 30, 2011, Brookstreet had 1,733,772 of warrants outstanding at an exercise price of $0.56.

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

Warrants issued with Preferred Stock

Also during 2008, in connection with the fund raising efforts of the Company, we issued two warrants to purchase shares of common stock with the purchase of one Series A Preferred Stock, where an additional 2,000,000 common stock warrants were outstanding and two warrants to purchase shares of common stock with the purchase of one Series B Preferred Stock, where an additional 1,100,000 common stock warrants were outstanding. As of December 31, 2010, 400,000 warrants related to the Series A Preferred Stock were converted into 800,000 common shares.

As of June 30, 2011, there were 1,600,000 warrants related to the Series A Preferred Stock and 500,000 warrants related to the Series B Preferred Stock, each at an exercise price of $0.25 per share.

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

10. Commitments and Contingencies

Leases

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building will be used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which was occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began rent payments in March 2011 once it occupied the facilities, at an initial rate of $5,118 per month. The lease was amended in April 2011 to account for additional square footage occupied by Company personnel than initially anticipated. As such, the initial monthly rate has increased to $7,108 per month. In addition, the monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance. In addition, the Company will pay its proportionate share of the CC&R fees.

S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and a director. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2011, are as follows:

Amount
2011 (remaining six months)	107,429
2012	364,989
2013	378,457
2014	379,122
2015 and thereafter	483,645

Total	$1,713,643

Marketing Arrangement

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization that would serve as a consultant and assist in marketing and help Lifeline Skin Care, LLC (“SkinCare”), a wholly-owned subsidiary of International Stem cell, to sell its skin care products through various proprietary mailings. As part of the arrangement, there are various phases and objectives to accomplish, one of which may lead to the formation of a joint venture in the future between the parties. According to the arrangement, SkinCare will pay 40% of net profits as defined in the arrangement generated from the proprietary mailings. As of June 30, 2011, SkinCare paid $242,703 and has accrued $59,043 under the terms of this arrangement.

Customer Concentration

During the three and six months ended June 30, 2011, ATCC (“ATCC”) accounted for 13% and 11% of our consolidated revenues, respectively, and Kurabo Industries Ltd. (“Kurabo”) accounted for approximately 16% of consolidated revenues for the three months ended June 30, 2011. During the three and six months ended June 30, 2010, ATCC accounted for 43% and 40% of revenues, Cell Systems Corporation (“Cell Systems”) accounted for 16% and 15% of revenues, and EMD Millipore, a division of Merck Group (“Millipore”),accounted for approximately 15% and 14% of our revenues, respectively. No other single customer accounted for more than 10% of our revenues for any period presented.

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

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (hESCs) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and they offer potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into people across various ethnic groups. ISCO has facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

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

Basis of Presentation and Corporate Restructure

Our California wholly-owned subsidiary Lifeline Skin Care, LLC, (“LSC”) develops and commercializes skin care products using our stem cell technologies. These products are not regulated as therapeutic products and can therefore be brought to market relatively quickly. Furthermore, marketing and sales can be conducted direct to the consumer via the internet as well as channels such as dermatology clinics, and spas, thus providing important revenue to help us support internal development of therapeutic products.

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes human cell culture products for research use, manufacturing of clinical-grade human cells and therapeutic applications such as coating of artificial materials with human cells for accelerated surgical healing and, pain reduction. LCT’s products are marketed and sold by LCT’s internal staff, OEM partners and Lifeline brand distributors in Europe and Asia. This also provides important revenue to help us support internal development of therapeutic products.

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

Results of Operations

Revenues

We are a development stage company and as such have generated nominal revenues. For the three and six months ended June 30, 2011, our product sales have continued to increase as compared to the same periods in the previous year. We recognized $1,114,309 of product revenues for the three months ended June 30, 2011, compared to $441,118 for the three months ended June 30, 2010, an increase of $673,191 or 153%. Product revenues recognized for the six months ended June 30, 2011 totaled $2,629,225 compared to $713,744 for the six months ended June 30, 2010. The increase in product sales during the three and six months ended June 30, 2011 is primarily due to our SkinCare products which generated $529,712 and $1,663,286 in product revenues, respectively, as well as our Lifeline Cell Technology business which generated $584,597 and $965,939 of product revenues, respectively.

We did not have any revenues from SkinCare products in 2010. Product revenues related to our SkinCare products were derived from limited marketing initiatives. Lifeline Cell Technology revenues increased during the three and six month ended in June 30, 2011 as compared to the same period in the prior year primarily due to our new strategic marketing efforts related to advertising and the continued efforts by our sales and marketing team to promote and develop new products and sales leads, as well as new concepts implemented from our marketing consultants to promote our products.

Cost of sales

Cost of sales for the quarter ended June 30, 2011, were $362,131 or 32% of sales, compared to $214,330 or 49% of sales for the quarter ended June 30, 2010. Cost of sales for the six months ended June 30, 2011, were $791,125 or 30% of sales, compared to $360,706 or 51% of sales for the six months ended June 30, 2010.

Cost of sales includes, salaries related to manufacturing, third party manufacturing costs, direct materials, general laboratory supplies and an allocation of overhead. The decrease in cost of sales as a percentage of product sales for the three and six months ended June 30, 2011, compared to the same periods in 2010, is primarily due to the addition of our SkinCare products to our business which have a lower cost of goods than our other media and cells type products. On our media and cell type products we have continued to reduce cost of goods as a result of reducing direct labor costs and direct material costs caused by manufacturing inefficiencies. As we continue to refine our manufacturing processes on our media and cell type products and our sales volume continues to increase for these products, we anticipate our cost of sales as a percentage of product sales will continue to decrease.

Research and Development

Research and development expenses were $1,128,869, for the three months ended June 30, 2011, an increase of $374,869, or 50%, compared to $754,000 for the three months ended June 30, 2010. Research and development expenses for the six months ended June 30, 2011 were $2,132,279, representing an increase of $794,210, or 59%, compared to $1,338,069 for the same period in 2010. Research and development (R&D) expenses increased primarily due to increased R&D activities on various therapeutic research projects, as well as product research activities from Lifeline Cell Technology and Lifeline SkinCare. As part of our research and development efforts during the first and second quarters of 2011, we hired additional research staff, we also engaged third party contractors to help with various animal testing and various consultants, which represents the primary reasons for the increased in research and development expenses. Additionally, as our R&D activities increased related to the addition of staff, our general R&D lab expenses also increased. Although we have increased research and development expenses, processes we have put in place to gain efficiencies in our laboratory and production activities helped us reduce the overall costs associated with our research labs located in Oceanside, California and Walkersville, Maryland.

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

Marketing Expense

Marketing expenses were $345,800 for the three months ended June 30, 2011, an increase of $54,224, or 19%, compared to $291,576, for the three months ended June 30, 2010. Marketing expenses for the six months ended June 30, 2011 were $664,006, compared to $424,994, for the six month ended June 30, 2011, representing an increase of $239,012, or 56%. The increase in marketing expenses for the three and six months ended June 30, 2011 compared to the same period in the prior year was primarily due to marketing costs incurred related to our SkinCare products during the current year. In addition, we continue to focus our marketing efforts and spend our marketing dollars on marketing consultants, trade shows and the cost of advertising. We have continued to develop our marketing and sales strategies as well as our marketing infrastructure to support our sales team and our sales goals. Another reason for the increase in marketing expenses related marketing expenses incurred related to an arrangement with a third party marketing organization who served as a consultant and assisted in marketing efforts as well as and helped SkinCare sell its skin care products through various proprietary mailings. Based on the arrangement, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. For the three and six months ended June 30, 2011, we recorded $151,745 and $306,728 in marketing expenses related to this arrangement.

General and Administrative Expenses

General and administrative expenses were $2,135,732 for the three months ended June 30, 2011, an increase of $102,117 or 5%, compared to $2,033,615 for the three months ended June 30, 2010. General and administrative expenses for the six months ended June 30, 2011 were $4,368,470 compared to $3,610,053, for the six month ended June 30, 2011, representing an increase of $758,417, or 21%. The increase in general and administrative expenses was primarily the result of increased non-cash stock-based compensation expense, increased headcount related costs, and an increase in business development related activities and general corporate expenses.

Liquidity and Capital Resources

At June 30, 2011, our cash and cash equivalents totaled $3,581,933. Overall, we had a decrease in cash of $2,200,094 for the six months ended June 30, 2011 resulting from $2,970,896 cash used in operating activities and $517,738 cash used in investing activities, partially offset by $1,288,540 of cash provided by our financing activities. The funds generated from financing activities during the six months ended June 30, 2011 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $2,970,896 for the six months ended June 30, 2011 was primarily attributable to a net loss of $3,983,627. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $247,302, non-cash stock-based compensation expense of $1,788,194, stock issued for services of $303,000, a decrease in the market value of warrants of $1,349,518, a decrease in accounts receivable of $396,840, an increase in inventory of $471,442, a increase in prepaid assets of $61,858, an decrease in deposits and other assets of $23,533, an increase in accounts payable of $449,707, a increase in accrued expenses of $310,713, and a decrease in deferred revenues of $621,833. The major portion of this increase in cash used resulted from increased spending in general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities of $517,738 for the six months ended June 30, 2011 was primarily attributable to purchases of property and equipment of $403,569 consisting primarily of laboratory equipment for use in a variety of research projects and corporate furniture and building leasehold improvements related to new corporate offices. In addition we made payments for patent licenses of $114,169 during the six months ended June 30, 2011.

Financing Cash Flows

Net cash provided by financing activities of $1,288,540 for the six months ended June 30, 2011 was primarily attributable to issuing 1,050,000 shares of common stock to Aspire Capital Group for $1,163,820. In addition, we raised $339,131 from warrants and options exercised and paid dividends of $214,411 to holders of our preferred stock.

Management is currently reviewing different financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop our products. Thereafter, we will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements requiring additional disclosure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on our assessment at the end of 2010, our management concluded that we had a material weakness in our internal controls over financial reporting. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were still not effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

As noted above, we identified a material weakness in our internal controls over financial reporting and have taken measures to mitigate the material weakness. One of the measures we have taken has been to recruit another senior staff member with SEC and public company accounting experience who has started in early third quarter 2011. We will also provide training and education to our existing Accounting Staff.

During our second quarter review for 2011, we identified a material weakness in our internal controls related to our review process and accounting for certain contract. To mitigate this material weakness, we will implement a review process for all contracts to make sure contracts are reviewed by appropriate levels of management and that there is an analysis of the accounting impact during the relevant reporting period.

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting that occurred during the second quarter of the current fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, the Company has issued an additional 1,250,621 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued (i) a total of 50,621 shares upon conversion of previously issued shares of preferred stock or warrants held by a total of three investors, (ii) a total of 1,050,000 shares of common stock for total consideration of $1,163,819 from stock purchases by Aspire Capital, and (iii) a total of 150,000 shares of common stock issued for consideration of Investor Relations services. The shares of common stock issued in clauses (ii) and (iii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares of common stock issued in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-k filed on May 6, 2011).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2009).

4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuers Form 8-K filed on January 17, 2008).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

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