Form 10-Q
period 2011-09-30
International Stem Cell CORP
filed 2011-11-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d0 OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 11, 2011 the Registrant had 79,814,115 shares of Common Stock outstanding.

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

Background of the Restatement

On May 25, 2011, International Stem Cell (“the Company”) concluded, based on the recommendation of management, that the previously issued financial statements for the years ended December 31, 2010 and 2009 included in the Company’s most recently filed Form 10-K, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) were no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. FASB ASC 815-40 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of FASB ASC 815-40, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.

(b)	Since the Company needed to restate its financial statements for the error noted above, we corrected another error we noted. In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. The Company corrected this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

In this Form 10-Q for the three and nine months ended September 30, 2011 we have restated the 2010 comparative periods for the issues noted above.

We also filed an Amended 10-Q for the first quarter ended March 31, 2011 on Form 10-Q/A. The nature of this restatement related to the Company incorrectly accounting for a Term Sheet (“arrangement”) related to its Lifeline Skin Care, Inc. (“SkinCare”) products and not accruing amounts owed on this arrangement in the periods that related to net revenue generated within the reporting period. Therefore, we restated our unaudited financial statements and related disclosures for the quarter ended March 31, 2011 as discussed in Note 2 to the 2011 first quarter Form 10-Q/A.

Background of the Restatement

On August 15, 2011, International Stem Cell and Subsidiaries (“the Company”) concluded, based on the recommendation of management, that the previously issued financial statements for the quarter ended March 31, 2011 included in the Company’s most recently filed Form 10-Q, were no longer reliable because they failed to incorporate marketing expenses related to an arrangement with a third party for marketing services performed.

The following is a brief summary of the accounting error:

The Company signed a Term Sheet (“arrangement”) in late 2010 with a consultant to assist with marketing, promoting, and selling skin care products through various proprietary mailings. As part of the arrangement, a test phase would take place during which SkinCare would pay 40% on net profits as defined in the arrangement generated from the proprietary mailings. The Company incorrectly did not accrue these amounts as marketing expenses related to net profits defined in the arrangement for the quarter ended March 31, 2011.

The amount of marketing expenses related to the arrangement was $304,983 for the quarter ended March 31, 2011. However, the Company incorrectly recorded marketing expenses of $150,000 related to the arrangement in the fourth quarter of 2010. The impact of this error was to overstate the deficit accumulated during the development stage by $150,000 and understate current assets (prepaid marketing expense) by $150,000 as of December 31, 2010. After careful consideration of applicable guidance, management believes the impact on quarter and year ended December 31, 2010 is immaterial. This decision was based on qualitative factors in the guidance, such as, that the impact of the error does not mask a change in earnings or other trends, it does not change a loss into income, it does not affect compliance with loan covenants, other contractual requirements or regulatory requirements, and it does not involve concealment of an unlawful transaction, and neither was it intentional or an indicator of an illegal act. Additionally, the Company is a development stage entity that has incurred losses of approximately $58 million from its inception, and management believes that a misstatement of a magnitude noted above would not significantly impact investors’ decisions to invest in our company.

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

In this Form 10-Q , we have restated first quarter financial information that is included in the nine months ended September 30, 2011 for the issue noted above.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Financial Condition

	September 30, 2011	December 31, 2010 (Restated)(1)
	(Unaudited)
Assets
Cash and cash equivalents	$2,584,396	$5,782,027
Accounts receivable	246,269	738,506
Inventory	1,496,723	856,083
Prepaid expenses and other current assets	283,951	228,338

Total current assets	4,611,339	7,604,954
Property and equipment, net	1,517,297	1,295,328
Patent licenses, net	1,179,857	986,714
Deposits and other assets	16,279	39,812

Total assets	$7,324,772	$9,926,808

Liabilities and Stockholders’ Equity
Accounts payable	$619,422	$582,824
Accrued expenses	667,363	545,781
Deferred revenue	187,311	759,667
Advances	250,000	250,000
Warrants to purchase common stock	465,028	2,399,605

Total current liabilities	2,189,124	4,537,877

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 79,303,415 shares and 74,771,107 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	79,303	74,771
Convertible preferred stock, $.001 par value, 20,000,000 shares authorized, 2,800,043 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,800	2,800
Subscription receivable on common stock	—	(4,875)
Additional paid-in capital	62,776,501	56,170,006
Deficit accumulated during the development stage	(57,722,956)	(50,853,771)

Total stockholders’ equity	5,135,648	5,388,931

Total liabilities and stockholders’ equity	$7,324,772	$9,926,808

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (August 2001) through September 30, 2011 (Restated) (1)
	2011	2010 (Restated) (1)	2011 (Restated) (1)	2010 (Restated) (1)
Revenues
Product sales	$842,059	$348,984	$3,471,284	$1,062,728	$6,570,449
Royalties and license	—	—	—	—	135,000

Total revenue	$842,059	$348,984	$3,471,284	$1,062,728	$6,705,449

Development expenses
Cost of sales	360,716	149,573	1,151,841	510,279	2,867,313
Research and development	1,129,746	714,392	3,262,025	2,052,461	17,122,303
Marketing	364,930	22,486	1,028,936	447,480	3,428,085
General and administrative	2,107,885	2,402,675	6,476,355	5,811,496	29,800,177

Total development expenses	3,963,277	3,289,126	11,919,157	8,821,716	53,217,878

Loss from development activities	(3,121,218)	(2,940,142)	(8,447,873)	(7,758,988)	(46,512,429)

Other income (expense)
Settlement with related company	—	—	—	—	(92,613)
Miscellaneous expense	(4,589)	(1,069)	(15,729)	(21,718)	(33,241)
Dividend income	—	1,124	—	27,123	92,875
Interest expense	—	—	—	(14,079)	(2,225,074)
Sublease income	3,000	2,100	7,650	5,625	306,083
Change in market value of warrants	558,864	(81,296)	1,908,382	(1,429,256)	(1,821,800)

Total other income (expense)	557,275	(79,141)	1,900,303	(1,432,305)	(3,773,770)

Loss before income taxes	(2,563,943)	(3,019,283)	(6,547,570)	(9,191,293)	(50,286,199)
Provision for income taxes	—	—	—	—	6,800

Net loss	$(2,563,943)	$(3,019,283)	$(6,547,570)	$(9,191,293)	$(50,292,999)

Dividends on preferred stock	$(108,384)	$(14,300)	$(321,615)	$(1,252,367)	$(7,859,764)
Net loss attributable to common stockholders	$(2,672,327)	$(3,033,583)	$(6,869,185)	$(10,443,660)	$(58,152,763)

Basic loss per common share	$(0.03)	$(0.04)	$(0.09)	$(0.16)

Diluted loss per common share	$(0.03)	$(0.04)	$(0.09)	$(0.16)

Share used in per share calculations:
Weighted average shares outstanding	77,801,712	71,907,000	76,487,400	67,187,905

Weighted average shares outstanding on a fully diluted basis	77,801,712	71,907,000	76,487,400	67,187,905

(1)	The Company restated its financial statements for the year ended December 31, 2010 and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Members’ Deficit and Stockholders’ Equity

(Unaudited)

	Common Stock		Convertible Preferred Stock			Subscription Receivable on Common Stock	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual Preferred
	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution										100,000
Net loss for the period from inception										(140,996)

Balance at December 31, 2001										(40,996)
Members contributions										250,000
Net loss for the year ended										(390,751)

Balance at December 31, 2002										(181,747)
Members contributions										195,000
Net loss for the year ended										(518,895)

Balance at December 31, 2003										(505,642)
Members contribution										1,110,000
Net loss for the year ended										(854,718)

Activity through December 31, 2004										(250,360)
Members contributions										780,000
Net loss for the year ended December 31, 2005										(1,385,745)

Balance at December 31, 2005										(856,105)
Members contribution										250,000
Effect of the Reorganization Transactions	20,000,000	20,000					2,665,000	(3,291,105)	(606,105)	606,105
BTHC transactions	2,209,993	2,210					(2,210)		—
Offering costs							(2,778,082)		(2,778,082)
Warrants issued for equity placement services							1,230,649		1,230,649
Warrants issued for services							222,077		222,077
Warrants issued with promissory note							637,828		637,828
Common stock issued for services	1,350,000	1,350					1,348,650		1,350,000
Issuance of common stock	10,436,502	10,436					10,371,512		10,381,948
Stock-based compensation							842,374		842,374
Net loss for the year ended December 31, 2006								(6,583,927)	(6,583,927)

Balance at December 31, 2006	33,996,495	33,996	—	—	—	—	14,537,798	(9,875,032)	4,696,762	—

	Common Stock		Convertible Preferred Stock			Subscription Receivable on Common Stock	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual Preferred
	Shares	Amount	Shares	Amount
Offering costs							(382,124)		(382,124)
Warrants issued for equity placement services							169,249		169,249
Issuance of common stock	1,370,000	1,370					1,368,630		1,370,000
Warrants exercised	3,000	3					2,997		3,000
Stock-based compensation							427,496		427,496
Net loss for the year ended December 31, 2007								(6,071,983)	(6,071,983)

Balance at December 31, 2007	35,369,495	35,369	—	—			16,124,046	(15,947,015)	212,400	—
Issuance of Preferred Stock			3,550,010	3,550			4,546,450		4,550,000
Warrants issued and beneficial conversion feature							910,963		910,963
Issuance of Common Stock for services	3,041,180	3,041					593,358		596,399
Stock-based compensation							734,867		734,867
Deemed Dividend							1,581,627	(1,581,627)	—
Net loss for the year ended December 31, 2008								(6,571,324)	(6,571,324)

Balance at December 31, 2008	38,410,675	38,410	3,550,010	3,550	—		24,491,311	(24,099,966)	433,305
Issuance of Preferred Stock			37				3,681,700		3,681,700
Preferred Stock Subscription
Issuance of Common Stock
For services	1,208,140	1,208					940,974		942,182
From conversion of preferred stock	3,726,800	3,727	(550,004)	(550)			(3,177)		—
From conversion of debt	2,000,000	2,000					498,000		500,000
From exercise of warrants	4,392,386	4,392			(2,700,000)		3,659,471		963,863
From cashless exercise of warrants	3,510,206	3,511					279,376		282,887
For cash	2,786,628	2,787					1,397,213		1,400,000
Stock-based compensation							409,625		409,625
Warrants issued for services							281,416		281,416
Options issued for services							106,058		106,058
Deemed Dividend							3,161,700	(4,031,332)	(869,632)
Cumulative effect adjustment—warrant liabilities							(1,703,526)	429,807	(1,273,719)
Equity placement shares							(250,000)		(250,000)
Dividend on preferred stock								(364,329)	(364,329)
Net loss for the year ended December 31, 2009					(8,988)			(8,504,110)	(8,513,098)

Balance at December 31, 2009	56,034,835	$56,035	3,000,043	$3,000	$(2,708,988)		$36,950,141	$(36,569,930)	$(2,269,742)

	Common Stock		Convertible Preferred Stock			Subscription Receivable on Common Stock	Additional Paid-in Capital (Restated)(1)	Deficit accumulated during the Development Stage (Restated)(1)	Total Stockholders’ Equity (Restated)(1)	Members’ Deficit
			Issued		Note Subscription on Perpetual Preferred
	Shares	Amount	Shares	Amount
Preferred Stock Subscription
Issuance of Common Stock
For services	749,167	749					1,083,651		1,084,400
From conversion of preferred stock and options	800,000	800	(200,000)	(200)			(600)		—
From conversion of debt
From exercise of warrants	5,062,815	5,063			(3,254,513)	(4,875)	4,746,969		1,492,644
From cashless exercise of warrants and options	1,531,150	1,531					1,536,393		1,537,924
For cash	10,593,140	10,593					10,179,957		10,190,550
Stock-based compensation							2,068,347		2,068,347
Warrants issued for services
Options issued for services
Warrants reclassed to equity							804,971		804,971
Deemed dividend on preferred stock								(1,036,778)	(1,036,778)
Accrued and paid dividend on preferred stock								(524,083)	(524,083)
Swap notes Receivable and Perpetual Preferred Stock					5,989,123		(1,199,823)		4,789,300
Net loss for the year ended December 31, 2010					(25,622)			(12,722,980)	(12,748,602)

Balance at December 31, 2010	74,771,107	$74,771	2,800,043	$2,800	$—	$(4,875)	$56,170,006	$(50,853,771)	$5,388,931

Issuance of common stock
For services	150,000	150					302,850		303,000
From cashless exercise of warrants	55,208	55					26,140		26,195
From exercise of options and warrants	827,100	827					407,814		408,641
For cash	3,500,000	3,500					3,051,130		3,054,630
Stock-based compensation							2,781,081		2,781,081
Warrants issued for services							37,480		37,480
Stock subscription						4,875			4,875
Accrued dividend on preferred stock								(321,615)	(321,615)
Net loss for the nine months ended September 30, 2011								(6,547,570)	(6,547,570)

Balance at September 30, 2011	79,303,415	$79,303	2,800,043	$2,800	$—	$—	$62,776,501	$(57,722,956)	$5,135,648

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Inception (August 2001) through September 30, 2011 (Restated)(1)
	2011 (Restated)(1)	2010 (Restated)(1)
Net loss	$(6,547,570)	$(9,191,293)	$(50,292,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,521	203,816	1,332,033
Accretion of discount on notes payable	—	—	103,304
Accretion of discount on bridge loans	—	—	637,828
Warrants issued for services	37,480	—	259,557
Non-cash compensation expense	2,781,081	1,545,758	7,651,264
Common stock issued for services	303,000	970,400	4,297,470
Amortization of discount on convertible notes	—	—	1,080,962
Interest on perpetual preferred stock notes receivable	—	(25,622)	(34,610)
Change in market value of warrants to purchase common stock	(1,908,382)	1,429,256	1,821,800
Allowance for inventory obsolescence	(15,000)	—	—
Loss on disposal of fixed assets	8,913	—	8,913
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	492,237	(53,807)	(246,269)
(Increase) decrease in inventory	(625,640)	(133,822)	(1,496,723)
(Increase) decrease in prepaid expenses and other current assets	(55,613)	(47,363)	(283,951)
(Increase) decrease in deposits and other assets	23,533	(27,028)	(16,279)
Increase (decrease) in accounts payable	36,598	329,667	619,422
Increase (decrease) in accrued expenses	122,761	(52,175)	952,537
Increase (decrease) in deferred revenue	(572,356)	—	187,311
Increase (decrease) in related party payables	—	(469,673)	(164,504)

Net cash used in operating activities	(5,534,437)	(5,521,886)	(33,582,934)

Investing activities
Purchases of property and equipment	(546,841)	(244,786)	(2,470,986)
Payments for patent licenses and trademarks	(261,705)	(255,177)	(1,567,113)

Net cash used in investing activities	(808,546)	(499,963)	(4,038,099)

Financing activities
Proceeds from Members’ contributions	—	—	2,685,000
Proceeds from issuance of common stock	3,054,630	8,835,549	26,494,360
Proceeds from issuance of preferred stock	—	2,410,750	12,260,750
Proceeds from issuance of convertible promissory notes	—	—	2,099,552
Proceeds from exercise of warrants and options	413,516	126,821	869,382
Payment of preferred stock dividends	(322,794)	(120,327)	(975,451)
Payment of promissory notes	—	—	(2,202,856)
Payment of offering costs	—	—	(1,760,308)
Proceeds from convertible debt, advances and loan payable	—	—	1,360,000
Payment of loan payable	—	—	(625,000)

Net cash provided by financing activities	3,145,352	11,252,793	40,205,429

Net (decrease) increase in cash and cash equivalents	(3,197,631)	5,230,944	2,584,396
Cash and cash equivalents, beginning of period	5,782,027	726,829	—

Cash and cash equivalents, end of period	$2,584,396	$5,957,773	$2,584,396

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$30,468	$371,822

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,		Inception (August 2001) through September 30, 2011 (Restated)(1)
	2011 (Restated)(1)	2010 (Restated)(1)
Cash paid for income taxes	$—	$800	$11,148

Non-cash financing activities:
Warrants issued with promissory notes	$—	$—	$637,828

Warrants issued for placements agent services	$—	$—	$1,230,649

Cashless exercise of warrants	$26,195	$1,523,523	$1,847,004

Deemed dividend on preferred stock	$—	$1,036,778	$6,683,025

Dividend on preferred stock exchange for note receivable	$—	$95,262	$95,262

Conversion of debt to common stock	$—	$—	$500,000

Discounts on convertible debt from beneficial conversion feature	$—	$—	$641,331

Payment of dividend through reduction of liabilities	$—	$201,289	$201,289

Discounts on convertible debt from warrants	$—	$—	$269,632

Conversion of preferred stock	$—	$800	$2,200

Non-cash sale of preferred stock	$—	$—	$381,700

(1)	The Company restated its financial statements for the year ended December 31, 2010, and the quarter ended March 31, 2011. See explanatory note after cover page of this 10-Q and Note 1 to the unaudited condensed consolidated financial statements.

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

Lifeline Cell Technology, LLC (“Lifeline”) was formed in the State of California on August 17, 2001. Lifeline is in the business of developing and manufacturing human cells and the reagents needed to culture and study human cells. Lifeline’s scientists have used a technology, called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Lifeline is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval.

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

Lifeline Skin Care, Inc. (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare develops, manufactures and markets cosmetic skin care products using an ingredient derived from our human stem cell technologies. SkinCare currently sells its products nationally and internationally through a branded website and select distributors.

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $610,000 per month, excluding capital expenditures and patent costs. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and that the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2012. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

The Company is a development-stage company with limited and less predictable revenue stream from its Lifeline Skin Care and Lifeline Cell Technology business units. The Company has not been profitable since inception as it continued to devote its resources to various scientific projects.

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

Amended Annual Report

On May 25, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the years ended December 31, 2010 and 2009 included in the Company’s most recently filed Form 10-K, and each of the quarterly periods from March 31, 2009 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) were no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

The following is a brief summary of the accounting errors:

(a)	The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. FASB ASC 815-40 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of FASB ASC 815-40, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in certain then-outstanding stock purchase warrants, resulting in equity (versus liability) treatment and classification.

(b)	Since the Company needed to restate its financial statements for the error noted above, we corrected another error we noted. In early 2009, the Company issued Series D Preferred Stock, which earns a cumulative dividend at a rate of 10% per annum (approximately $107,000 per quarter), payable 15 days after each quarter end. From inception, the Company did not accrue this dividend but instead recorded the dividend when paid. The Company corrected this issue by restating the 2009 and 2010 financial statements by accruing dividends payable.

In this Form 10-Q for the three and nine months ended September 30, 2011, we have restated the 2010 comparative periods for the issues noted above.

Amended Quarterly Report

On August 15, 2011, International Stem Cell and Subsidiaries (“the Company”) concluded, based on the recommendation of management, that the previously issued financial statements for the quarter ended March 31, 2011 included in the Company’s most recently filed Form 10-Q, were no longer reliable because they failed to incorporate marketing expenses related to an arrangement with a third party for marketing services performed.

The following is a brief summary of the accounting error:

The Company signed a Term Sheet (“arrangement”) in late 2010 with a consultant to assist with marketing, promoting, and selling skin care products through various proprietary mailings. As part of the arrangement, a test phase would take place during which SkinCare would pay 40% on net profits as defined in the arrangement generated from the proprietary mailings. The Company did not accrue for these fees as marketing expenses related to net profits defined in the arrangement for the quarter ended March 31, 2011.

The amount of marketing expenses related to the arrangement was $304,983 for the quarter ended March 31, 2011. However, the Company incorrectly recorded marketing expenses of $150,000 related to the arrangement in the fourth quarter of 2010. The impact of this error was to overstate the deficit accumulated during the development stage by $150,000 and understate current assets (prepaid marketing expense) by $150,000 as of December 31, 2010. After careful consideration of applicable guidance, management believes the impact on quarter and year ended December 31, 2010 is immaterial. This decision was based on qualitative factors in the guidance, such as, that the impact of the error does not mask a change in earnings or other trends, it does not change a loss into income, it does not affect compliance with loan covenants, other contractual requirements or regulatory requirements, and it does not involve concealment of an unlawful transaction, and neither was it intentional or an indicator of an illegal act. Additionally, the Company is a development stage entity that has incurred losses of approximately $58 million from its inception, and management believes that a misstatement of a magnitude noted above would not significantly impact investors’ decisions to invest in our company.

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

In this Form 10-Q , we have restated first quarter financial information that is included in the nine months ended September 30, 2011 for the issue noted above.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method and are stated at the lower of cost or market. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration, excess and obsolescence and is adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable consist of trade accounts receivable from the sales of Lifeline Cell Technology’s products and cash withheld by a third party merchant service provider. The amount withheld by the service provider represents a predetermined percentage of cash collected on the Company’s behalf from credit card purchases primarily from sales of SkinCare products. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2011 and December 31, 2010, the Company did not have an allowance for bad debt as all accounts receivable were deemed collectible.

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

Patent Licenses

Patent licenses consist of acquired research and development rights used in research and development, which have alternative future uses, and capitalized legal costs associated with patent acquisition. Patent licenses are recorded at cost of $1,567,113 and $1,305,408 at September 30, 2011 and December 31, 2010, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful lives of the licenses. Amortization expense for the three months ended September 30, 2011 and 2010 and nine months ended September 30, 2011 and 2010 totaled $24,241, $19,518, $68,561, and $54,235, respectively, and is included in research and development expense. Additional information regarding patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no material long-lived assets are impaired at September 30, 2011 and December 31, 2010.

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

Deferred Revenue

The Company recognizes revenue from its LifeLine Skin Care products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LifeLine Skin Care products have a 30-day right of return guarantee and therefore, we defer all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented.

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

Cost of Sales

Cost of sales consists primarily of costs and expenses for salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials, direct labor, overhead and occupancy costs. Certain of the agreements under which the Company has licensed technology require the payment of royalties based on the sale of future products. Such royalties are recorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products are classified as a component of cost of sales to the extent such payments become due in the future.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents as of September 30, 2011	$2,416,883	$2,416,883	$—	$—

Cash equivalents as of December 31, 2010	$4,991,931	$4,991,931	$—	$—

Warrants to purchase common stock as of September 30, 2011	$465,028	$—	$—	$465,028

Warrants to purchase common stock as of December 31, 2010	$2,399,605	$—	$—	$2,399,605

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2011, operating loss carryforwards of approximately $43,386,000, which may be applied against future taxable income and will expire in various years through 2025. At December 31, 2010, the Company had operating loss carryforwards of approximately $37,728,000. The increase in net operating loss carryforwards for the nine months ended September 30, 2011 is approximately $5,658,000.

According to authoritative guidance, a tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life) and transactions using the Black-Scholes option pricing model, e.g., warrants, and stock options, as well as Monte-Carlo valuation method for certain of our warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2011 and December 31, 2010 approximate their fair values due to the short-term nature of those instruments. The fair value of certain warrants is determined on a quarterly basis using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net income or loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. For the three and nine months ended September 30, 2011, there were 6,569,550 warrants, and 11,288,909 vested stock options outstanding, and for the same period in 2010 there were 6,882,678 warrants, and 6,663,136 vested stock options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and nine months ended September 30, 2011 and 2010 or the period from inception through September 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

2. Inventory

The components of inventories are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$401,319	$196,046
Work in process	269,140	3,877
Finished goods	826,264	671,160

	1,496,723	871,083
Less allowance for inventory obsolescence	—	(15,000)

	$1,496,723	$856,083

3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Machinery and equipment	$1,001,741	$733,807
Computer equipment	357,521	241,282
Office equipment	207,768	81,068
Leasehold improvements	827,375	834,527

	2,394,405	1,890,684
Less accumulated depreciation and amortization	(877,108)	(595,356)

	$1,517,297	$1,295,328

Depreciation expenses for the three and nine months ended September 30, 2011 were $112,978 and $315,959, respectively. During the same periods in the prior year, depreciation expenses were $50,224 and $149,581, respectively.

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

The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule:

	UMass IP	ACT IP
License fee	$150,000	$250,000
Royalty rates	3% to 12%	3% to 10%
Minimum royalties
At 12 months	$15,000	$22,500
At 24 months	$30,000	$45,000
At 36 months	$45,000	$67,500
Annually thereafter	$60,000	$90,000

	UMass IP	ACT IP
Milestone payments
First commercial product	$250,000	$500,000
Sales reaching $5,000,000	$500,000	$1,000,000
Sales reaching $10,000,000	$1,000,000	$2,000,000

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time paid an advance of $250,000 to Lifeline to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of September 30, 2011, no revenues have been realized from this agreement.

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

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the sale of shares finalized in 2007 were $1,157,125 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each.

Series A Preferred Stock

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase Common Stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1.00 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As of September 30, 2011 and December 31, 2010, we had 500,000 shares of the Series A Preferred Stock issued and outstanding.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As of September 30, 2011 and December 31, 2010, we had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the Common Stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a director and Vice President of International Stem Cell. As of September 30, 2011 and December 31, 2010, we had 2,000,000 shares of the Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 or up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a director and Vice President of International Stem Cell and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of September 30, 2011 and December 31, 2010, we had 43 shares of the Series D Preferred Stock issued and outstanding. The Series D Preferred Stock earns cumulative dividends at a rate of 10% per annum, payable 15 days after each quarter end. Dividends of $108,384 and $107,206 were accrued as of September 30, 2011 and December 31, 2010, respectively.

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

Series E Preferred Stock

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The deal was structured whereby the Company could draw down funds as needed, but had no obligations to make draws or use these funds if not needed. As funds were drawn down, the Company issued Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock was not convertible into common stock and could be redeemed by the Company after one year. Each issue of Preferred Stock was accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the company’s common stock on the day prior to the date the company gave notice of its election to draw funds. The total exercise value of warrants issued equaled 135% of the drawdown amount. Dividends on the Preferred Stock were payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed an S-1 on July 31, 2009, which was declared effective on September 30, 2009. The investment was used to fund operations and working capital needs of the Company and expand its scientific research.

On July 31, 2009, the Company filed an S-1 with the Securities and Exchange Commission as part of the Preferred Stock Purchase Agreement the Company signed on June 30, 2009, between International Stem Cell Corporation and Optimus Capital Partners. Per the agreement, the Company was required to use its best efforts to promptly file (but in no event later than 30 days after the Effective Date) and cause to become effective as soon as possible a Registration Statement for the sale of all Common Shares. Each Registration Statement was required to comply when it became effective, and, as amended or supplemented, at the time of any Tranche Notice Date, Tranche Closing Date, or issuance of any Common Shares, and at all times during which a prospectus was required by the Act to be delivered in connection with any sale of Common Shares, to comply, in all material respects, with the requirements of the Act. The Company is and has been in compliance with all applicable requirements of that agreement.

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

Series F Preferred Stock

On May 4, 2010, International Stem Cell Corporation entered into a Preferred Stock Purchase Agreement with Socius CG II, Ltd., a Bermuda exempted company (the “Investor”), to sell for up to 10 million dollars ($10,000,000) up to one thousand (1,000) shares of Series F Preferred Stock (“Series F Preferred”) at a price of $10,000 per Series F Preferred share. The Company was entitled to determine the time and amount of Series F Preferred to be purchased by the Investor and the Company intended to sell all 1,000 shares of Series F Preferred at a single time. The Series F Preferred could not be converted into common stock and was redeemable by the Company. Under the terms of the Agreement, the Company provided the Investor with a non-refundable fee of 250,000 shares of Company common stock (the “Fee Shares”) and issued the Investor a warrant to purchase up to 7,000,000 shares of the Company’s common stock, with the exercise price of $1.93 per share, subject to adjustment. The closing of the sale of the Series F Preferred took place in early June 2010.

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

The Purchase Agreement is intended to provide the Company with a source of capital of up to $25 million over a term of up to three years. The sales price of any shares the Company elects to sell will be known by the Company at the time it makes the decision to sell and will be determined by a formula (described below) based on the price of the Company’s stock over the preceding 12 days. As a result, the Company will be able to sell shares on whatever schedule it believes best suits its needs and is not required to sell any shares unless it deems such sales to be beneficial to the Company.

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

During the three and nine months ended September 30, 2011, the Company has issued 2,450,000 and 3,500,000 shares of common stock, respectively to Aspire Capital , raising $1,890,810 and $3,054,630, respectively, that will be used to fund our operational activities.

7. Related Party Transactions

The Company’s related party transactions were for related party dividends, for a facility lease and for professional services.

During the three and nine months ended September 30, 2011, $25,205 and $74,794 of dividends were accrued for payment to X-Master, Inc., an entity affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, and $83,179 and $246,823 of dividends were accrued for payment to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin, respectively. During the three and nine months ended September 30, 2010, $25,205 and $74,794 of dividends were accrued for payment to X-Master, Inc., an entity affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, and $83,179 and $246,823 of dividends were accrued for payment to our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, respectively. The dividends payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, related to dividends that are payable quarterly to holders of Series D Preferred Stock. Related party dividends payable of $108,384 and $107,206 were recorded as part of accounts payable as of September 30, 2011, and December 31, 2010, respectively.

In addition, during the first quarter of 2011 we executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three and nine months ended September 30, 2011, $22,544 and $49,255, respectively, was recorded in rent expense related to the facility lease arrangement with related parties.

The Company engages William B. Adams Accountancy Corporation whose owner is an employee of ISCO, to provide tax preparation services for the Company. During the three and nine months ended September 30, 2011, the Company incurred $300 and $1,155, respectively, for the said services.

8. Income Taxes

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the nine months ended September 30, 2011 and December 31, 2010 follows:

	September 30, 2011	December 31, 2010
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

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

Significant components of deferred tax assets and liabilities are as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets (liabilities)
Net operating loss carryforwards	$15,095,632	$12,776,000
Accrued expenses	735,600	462,000
Research and Development tax credits (Federal and State)	598,000	342,000

Deferred tax assets	16,429,232	13,580,000
Valuation allowance	(16,429,232)	(13,580,000)

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	September 30, 2011	December 31, 2010
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

In November and December of 2009, the Company issued (outside the 2006 Plan) non-qualified stock options to purchase 10,257,593 shares of common stock to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

In accordance with applicable authoritative guidance, the Company established assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards. All options are amortized over the requisite service periods. For the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011 and 2010, the Company recognized $992,887, $1,032,832, $2,781,081, and $1,524,269, as stock-based compensation expense, respectively. Included in the stock based-compensation expense for the three months ended September 30, 2011, the Company recognized $124,538 of expense related to option modifications granted to a former employee who has no current or future obligations to the company. The Company recognized all related stock-based compensation expense on the modification date. Unrecognized compensation cost related to stock options as of September 30, 2011 was approximately $8,284,000, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.1 years.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.25%	1.84%	1.93%	1.92%
Expected stock price volatility	94.01%	81.12%	67.08%	69.29%
Expected dividend payout	0%	0%	0%	0%
Expected option life-years based on management’s estimate	6.1 yrs	6.1 yrs	6.1 yrs	5.7 yrs

Transactions involving stock options issued to employees, directors and consultants are summarized below. Options issued under the 2006 Plan and the 2010 Plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2006 Plan, the 2010 Plan and outside of either plan as of September 30, 2011:

Options Outstanding				Options Exercisable and Vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable and Vested	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	2,487,400	6.84	$0.44	1,856,300	6.77	$0.44
$0.51-$0.75	10,044,000	8.24	$0.62	4,408,750	8.12	$0.61
$0.76-$1.00	3,111,839	5.05	$0.98	2,694,839	4.30	$1.00
$1.01-$1.25	397,000	9.37	$1.10	92,801	8.73	$1.11
$1.26-$1.50	1,813,820	8.34	$1.32	881,420	7.80	$1.34
$1.51-$3.20	5,898,000	9.08	$1.94	1,354,799	8.56	$2.07

	23,752,059	7.91	$1.04	11,288,909	7.02	$0.91

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,009,937	$0.92
Granted	6,897,500	$1.70
Exercised	(172,930)	$0.52
Canceled or expired	(1,236,680)	$1.23

Outstanding at September 30, 2011	15,497,827	$1.25

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(2,000,537)	$0.62

Outstanding at September 30, 2011	8,254,232	$0.65

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

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price it pays for converting its warrants and resulted in a deemed dividend of $336,522. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1,230,649 in 2006 and $169,249 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. Prior to 2009, the Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0%, and volatility of 70.57%. During 2009, the Company issued a total of 3,510,206 shares of common stock which related to warrants originally issued to Brookstreet. Brookstreet converted a total of 612,267 warrants into 484,675 shares of common stock at an average cashless conversion price of $0.56 per share.

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revaluate the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividend rate derived from the Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in warrant liabilities of $465,028 and $2,399,605 as of September 30, 2011 and December 31, 2010, respectively. In addition, in the three months ended September 30, 2011 and 2010, we recorded income of $558,864 and expense of $81,296, respectively, and the nine months ended September 30, 2011 and 2010, we recorded income of $1,908,382 and expense of $1,429,256, respectively, in our consolidated condensed statements of operations related to the change in the fair value of warrants.

As of September 30, 2011, Brookstreet had 1,721,629 of warrants outstanding at an exercise price of $0.56.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants for the holders to purchase common stock. The Company issued 1,629,623 warrants to various investors at an exercise price of $0.80 per share of which 1,317,921 remain outstanding at September 30, 2011. In addition 1,400,000 warrants were issued to YKA Partners, an affiliated company of our Chairman of the Board with an exercise price of $0.25 per share all of which remain outstanding at September 30, 2011.

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

As of September 30, 2011, there were 1,600,000 warrants related to the Series A Preferred Stock and 300,000 warrants related to the Series B Preferred Stock, each at an exercise price of $0.25 per share.

Warrants issued to BioTime

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time agreed to pay an advance of $250,000 to produce, make, and distribute joint products (as defined in that agreement). As part of the agreement, the Company issued warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expire 4 years from date of grant.

Warrants issued in connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in footnote 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to SkinCare to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years.

Accordingly, there were warrants representing 50,000 shares of common stock at a strike price of $1.50 vested as of September 30, 2011 in connection with the agreement. The Company valued the warrants issued in connection with the SkinCare Marketing Agreement using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.94%, a dividend yield of 0%, and volatility of 134%.

10. Commitments and Contingencies

Leases

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building will be used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which was occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began rent payments in March 2011 once it occupied the facilities, at an initial rate of $5,118 per month. The lease was amended in April 2011 to account for additional square footage occupied by Company personnel. As such, the initial monthly rate has increased to $7,514 per month. In addition, the monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance. In addition, the Company will pay its proportionate share of the CC&R fees.

S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2011, are as follows:

Amount
December 31, 2011 (remaining three months)	$53,895
December 31, 2012	364,989
December 31, 2013	378,457
December 31, 2014	379,122
December 31, 2015 and thereafter	483,645

Total	$1,660,108

Marketing Arrangement and Agreement

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization that would serve as a consultant and assist in marketing for Lifeline Skin Care, Inc. (“SkinCare”), a wholly-owned subsidiary of International Stem Cell, to sell its skin care products through various proprietary mailings. As part of the arrangement, there were various phases and objectives to accomplish, one of which was the potential formation of a joint venture in the future between the parties. Based on the arrangement, SkinCare paid 40% of net profits (as defined in the arrangement) generated from the proprietary mailings.

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to SkinCare to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company will pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. The Company recognized $37,480 in stock-based compensation from warrants issued for services during the quarter ended September 30, 2011.

SkinCare incurred $55,727 and $376,784 as marketing expenses for the three and nine months ended September 30, 2011 under the terms of this arrangement and agreement.

Customer Concentration

During the three and nine months ended September 30, 2011, a major customer accounted for 16% and 11% of our consolidated revenues, respectively, and another major customer accounted for approximately 15% of consolidated revenues for the three months ended September 30, 2011. During the three and nine months ended September 30, 2010, a major customer accounted for approximately 48% and 24% of revenues, while during the three months ended September 30, 2010, a major customer accounted for approximately 18% of revenues, and another major customer accounted for approximately 13% of our revenues, respectively. No other single customer accounted for more than 10% of our revenues for any period presented.

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

With respect to therapeutic research, we focus on applications where cell and tissue therapy is already proven but where there currently is insufficient supply of safe and efficacious cells, such as hepatocytes for acute and chronic liver diseases, islet cells for treatment of insulin-dependent diabetes (derived from the same precursor as hepatocytes), retinal and corneal cells and tissues for treatment of eye disease and injury and neuronal cells for treatment of Parkinson’s disease and other neurodegenerative conditions. We have made these programs a priority internally and for collaboration with external academic and corporate experts. Other examples include corneal and retinal cells and tissues that mostly target large and growing markets in Asia and the Latin countries. Our strategy for these “cellular ophthalmology” programs is to establish third-party funding and conduct accelerated development in those territories.

Basis of Presentation and Corporate Restructure

Our California wholly-owned subsidiary Lifeline Skin Care, Inc., (“LSC”) develops and commercializes skin care products using our stem cell technologies. These products are not regulated as therapeutic products and can therefore be brought to market relatively quickly. Furthermore, marketing and sales can be conducted direct to the consumer via the internet as well as channels such as dermatology clinics, and spas, thus providing important revenue to help us support internal development of therapeutic products.

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes human cells and human cell culture products for research use. LCT manufactures clinical-grade human cells for production of ISCO’s parthenogenetic stem cell bank and is developing cells for other therapeutic applications such as the coating of artificial materials with human cells for accelerated surgical healing and pain reduction. LCT’s products are marketed and sold by LCT’s internal staff, OEM partners and Lifeline brand distributors in Europe and Asia. This provides important revenue to help ISCO support internal development of therapeutic products.

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

Lifeline Skin Care, Inc. (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare develops, manufactures and markets cosmetic skin care products using an ingredient derived from our human stem cell technologies. SkinCare currently sells its products nationally and internationally through a branded website and select distributors.

Results of Operations

Revenues

We are a development-stage company and as such have not generated significant revenues. For the three and nine months ended September 30, 2011, our product sales increased as compared to the same periods in the previous year. We recognized $842,059 of product revenues for the three months ended September 30, 2011, compared to $348,984 for the three months ended September 30, 2010, an increase of $493,075 or 141%. Product revenues recognized for the nine months ended September 30, 2011 totaled $3,471,284 compared to $1,062,728 for the nine months ended September 30, 2010, representing an increase of $2,408,556 or 227%. The increases in product sales during the three and nine months ended September 30, 2011 are primarily due to our SkinCare products which generated $358,506 and $2,021,792 in product revenues, respectively, as well as an increase in our Lifeline Cell Technology business which generated $483,553 and $1,449,492 of product revenues, respectively.

We did not generate any revenues from SkinCare products in 2010. Product revenues related to our SkinCare products were derived from limited marketing initiatives. Lifeline Cell Technology revenues increased during the three and nine month ended in September 30, 2011 as compared to the same periods in the prior year primarily due to the opening of new distribution channels, the launching of new products, new strategic marketing and the continued efforts by our sales and marketing team to promote new products and sales leads.

Cost of sales

Cost of sales for the quarter ended September 30, 2011, were $360,716 or 43% of sales, compared to $149,573 or 42% of sales for the quarter ended September 30, 2010. Cost of sales for the nine months ended September 30, 2011, was $1,151,841 or 33% of sales, compared to $510,279 or 48% of sales for the nine months ended September 30, 2010.

Cost of sales includes salaries related to manufacturing, third party manufacturing costs, direct materials, general laboratory supplies and an allocation of overhead. The increase in cost of sales as a percentage of product sales for the three months ended September 30, 2011, compared to the same period in the prior year, is primarily due to manufacturing rework on some of our products. For the nine months ended September 30, 2011, the decrease in cost of sales as a percentage of product sales, compared to the same period in 2010, is primarily due to the addition of our SkinCare products to our business which have a lower cost of goods than our other media and cells type products. On our media and cell type products we have continued to reduce cost of goods as a result of reducing direct labor costs and direct material costs caused by manufacturing inefficiencies. As we continue to refine our manufacturing processes on our media and cell type products and our sales volume continues to increase for these products, we anticipate our cost of sales as a percentage of product sales will continue to decrease.

Research and Development (“R&D”)

Research and development expenses were $1,129,746, for the three months ended September 30, 2011, an increase of $415,354, or 58%, compared to $714,392 for the three months ended September 30, 2010. Research and development expenses for the nine months ended September 30, 2011 were $3,262,025, representing an increase of $1,209,564, or 59%, compared to $2,052,461 for the same period in 2010. Research and development, or R&D, expenses increased primarily due to increased R&D activities on various therapeutic research projects, as well as product research activities from Lifeline Cell Technology and Lifeline SkinCare. As part of our continued research and development efforts during 2011, we hired additional research staff, and engaged third party contractors to assist with pre-clinical testing, which contributed to the significant increase in research and development expenses. Additionally, the increase in research and development expenses was related to higher R&D laboratory expenses and stock based-compensation expense related to option modifications granted to a former employee. Although our research and development expenses have increased during the three and nine months ended September 30, 2011, we have implemented enhanced R&D processes to gain higher efficiencies in our laboratory and production activities which helped reduce the overall costs associated with our research labs located in Oceanside, California and Walkersville, Maryland.

R&D operations consisted primarily of the development of differentiation techniques for retinal, corneal, neural and definitive endoderm cells, the development of additional parthenogenetic stem cell lines the development of new techniques of parthenogenesis and the development of new research products for sale.

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

No specific completion dates have been established for any particular project since most of our work is experimental. We do not expect any revenues from any R&D efforts directed toward cell based therapy for several years and these revenues may never develop if our research is not successful. We expect some revenues from research cells and media, but it is too early in our history to make meaningful predictions as to the amount of such revenues.

Research and development costs are expensed as they are incurred, and are accounted for on a project by project; however much of our research has potential applicability to each of our projects.

Marketing Expense

Marketing expenses were $364,930 for the three months ended September 30, 2011 representing an increase of $342,444, or 1,523% compared to $22,486, for the three months ended September 30, 2010. Marketing expenses for the nine months ended September 30, 2011 were $1,028,936, compared to $447,480, for the nine months ended September 30, 2011, representing an increase of $581,456, or 130%. The increases in marketing expenses for the three and nine months ended September 30, 2011 compared to the same periods in the prior year were primarily driven by our efforts to engage sales and marketing consultants to market and promote our skin care products during the current year. More specifically, we engaged the services of a marketing consultant to promote, market, and sell skin care products through various proprietary mailings. Prior and up to June 30, 2011, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. Subsequent to June 30, 2011, we renegotiated and formalized this arrangement in a marketing agreement, which specifies a 20% marketing fee on net revenues generated from these proprietary mailings. For the three and nine months ended September 30, 2011, we recorded $55,727 and $376,784 as marketing expenses related to this arrangement. In addition, we continued to focus our marketing efforts by advertising and participating in trade shows, refining our sales and marketing strategies and strengthening our sales and marketing infrastructure to achieve our sales goals.

General and Administrative Expenses

General and administrative expenses were $2,107,885 for the three months ended September 30, 2011, representing a decrease of $294,790 or 12%, compared to $2,402,675 for the three months ended September 30, 2010. General and administrative expenses for the nine months ended September 30, 2011 were $6,476,355 compared to $5,811,496, for the nine months ended September 30, 2010, representing an increase of $664,859, or 11%. The decrease in general and administrative expenses in the three months ended September 30, 2011 compared to the same period in the prior year, is primarily attributable to the common stock granted for services and additional stock-based compensation recorded in the prior year. The increase in general and administrative expenses for the nine months ended September 30, 2011 compared to the same period in the prior year was primarily the result of increase in year-to-date non-cash stock-based compensation expense, increased headcount related costs, and an increase in business development related activities, professional and filing fees related to the restatement process, and general corporate expenses.

Liquidity and Capital Resources

At September 30, 2011, our cash and cash equivalents totaled $2,584,396. Overall, we had a decrease in cash of $3,197,631 during the nine months ended September 30, 2011 resulting from $5,534,437 cash used in operating activities and $808,546 cash used in investing activities, partially offset by $3,145,352 of cash provided by our financing activities. The funds generated from financing activities during the nine months ended September 30, 2011 were used mainly to support our operating losses.

Operating Cash Flows

Net cash used in operating activities of $5,534,437 for the nine months ended September 30, 2011 was primarily attributable to a net loss of $6,547,570. The adjustments to reconcile the net loss to net cash used in operating activities primarily include depreciation and amortization expense of $384,521, non-cash stock-based compensation expense of $2,781,081, stock issued for services of $303,000, warrants issued for services of $37,480, a decrease in the market value of warrants of $1,908,382, a decrease in accounts receivable of $492,237, an increase in inventory of $625,640, an increase in prepaid assets of $55,613, an decrease in deposits and other assets of $23,533, an increase in accounts payable of $36,598, an increase in accrued expenses of $122,671, and a decrease in deferred revenues of $572,356.

Investing Cash Flows

Net cash used in investing activities of $808,546 for the nine months ended September 30, 2011 was primarily attributable to purchases of property and equipment of $546,841 consisting primarily of laboratory equipment for use in a variety of research projects and furniture, computer equipment and building leasehold improvements related to new corporate offices. In addition, we paid $261,705 for patent licenses during the nine months ended September 30, 2011.

Financing Cash Flows

Net cash provided by financing activities of $3,145,352 for the nine months ended September 30, 2011 was primarily attributable to issuing 3,500,000 shares of common stock to Aspire Capital Group for $3,054,630. In addition, we raised $413,516 from warrants and options exercised and paid dividends of $322,794 to our preferred stock holders.

Management is currently reviewing various financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to finance the development our products. Thereafter, we will need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors, including:

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

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $610,000 per month, excluding capital expenditures and patent costs. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and the timing of its capital expenditures will result in cash flow sufficient to sustain the Company’s operations through 2011. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on our assessment at the end of 2010, our management concluded that we had a material weakness in our internal controls over financial reporting. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were still not effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Based on our assessment, our management concluded that we had two material weaknesses in our internal controls related to our review process, accounting for certain contracts and equity.

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

Changes in Internal Control Over Financial Reporting

As noted above, we identified two material weaknesses in our internal controls over financial reporting and have taken measures to mitigate the material weaknesses. We hired a senior staff member for SEC reporting functions and formed the Disclosure Committee to oversee disclosure practices in compliance with applicable laws and regulations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company has issued an additional 2,654,587 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued (i) a total of 204,587 shares upon conversion of previously issued shares of preferred stock or warrants held by a total of two investors, (ii) a total of 2,450,000 shares of common stock for total consideration of $1,890,810 from stock purchases by Aspire Capital. The shares of common stock issued in clauses (ii) and (iii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares of common stock issued in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-k filed on May 6, 2011).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2009).

4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuers Form 8-K filed on January 17, 2008).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Issuer’s Form 8-K filed on May 12, 2008).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on August 21, 2008).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuer’s Form 8-K filed on January 5, 2009).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on January 17, 2008).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Issuers Form 8-K filed on May 12, 2008).

10.1	Employment offer letter with Kurt May dated June 9, 2011.

10.2	Employment offer letter with Linh Nguyen dated September 20, 2011 (incorporated by reference to Exhibit 10.1 of the Issuer’s Form 8-K filed on September 27, 2011).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: November 14, 2011

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ LINH T. NGUYEN
	Name:	Linh T. Nguyen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)