Form 10-K
period 2011-12-31
International Stem Cell CORP
filed 2012-03-16
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4494098
(State of other jurisdiction of incorporation or organization) ☐	(I.R.S. Employer Identification Number)

5950 Priestly Drive Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (760) 940-6383

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $76,174,000 based upon the closing price of the common stock on June 30, 2011 on the OTC Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2012 there were 82,136,315 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2012 is incorporated by reference into Part III of this Form 10-K.

Explanatory Note

The registrant previously reported as a smaller reporting company, but is transitioning to accelerated filer status effective as of December 31, 2011. Pursuant to applicable SEC guidance, the registrant is using scaled disclosure applicable to a smaller reporting company for this Annual Report on Form 10-K.

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

Business Overview

International Stem Cell Corporation (sometimes referred to herein as “ISCO”, the “Company”, “we”, “us”, or “our”) is a developmental stage biotechnology company focused on therapeutic, biomedical and cosmeceutical product development and commercialization with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (hESCs) in that they have the potential to be differentiated into various cell types in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and they offer potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into people across various ethnic groups. ISCO has facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

With respect to therapeutic research, ISCO focuses on applications where cell and tissue therapy is already proven but where there currently is an insufficient supply of safe and efficacious cells such as hepatocytes for acute and chronic liver diseases, islet cells for treatment of insulin-dependent diabetes (derived from the same precursor as hepatocytes), and neuronal cells for treatment of Parkinson’s disease and other neurodegenerative conditions. We have made these programs a priority internally and for collaboration with external academic and corporate experts. Other examples include corneal and retinal cells and tissues that mostly target large and growing markets in Asia and the Latin countries. Our strategy for these “cellular ophthalmology” programs is to establish third-party funding and conduct accelerated development in those territories.

ISCO’s wholly-owned subsidiary Lifeline Skin Care, Inc. (“SkinCare”) develops, manufactures and markets advanced anti-aging skin care products using an extract derived from our pluripotent human stem cells. These products are regulated as cosmetics. Furthermore, marketing and sales are conducted direct to the consumer via the internet as well as through channels such as dermatology clinics, destination resorts and medical spas, thus providing important revenue to help support our internal development of therapeutic and cosmeceutical products. SkinCare currently sells its products nationally and internationally through a branded website and select distributors.

ISCO’s wholly-owned subsidiary Lifeline Cell Technology, LLC (“Lifeline”) develops, manufactures and commercializes primary human cells and the reagents needed to culture and study human cells. Lifeline’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products free from non-human animal proteins, a feature highly desirable to the research and therapeutic markets. Lifeline is unique in the industry in that it has in place scientific and manufacturing professionals with the experience and expertise to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval and commercialization. Lifeline also provides important biologic products and funds to help support our internal development of therapeutic products. Lifeline’s products are marketed and sold by its internal sales force, OEM partners and Lifeline brand distributors in Europe and Asia.

While we continued to expand our sales and marketing efforts to optimize revenue, to date we have generated limited revenue to support our core therapeutic research and development efforts.

Underpinning our research into the therapeutic properties of hpSC, ISCO plans to expand its collection of parthenogenetic stem cell lines by creating and banking new clinical-grade hpSC lines at its Oceanside facility. ISCO intends to create these new lines according to good tissue practices (GTP) and current good manufacturing practices (cGMP) and use them as a sources for ISCO’s own internal development programs and to generate revenue through licensing opportunities. ISCO is actively working with a number of in vitro fertility (IVF) clinics in the southern California region enrolling individuals who are willing to donate oocytes for research purposes in order to create new hpSC lines.

According to the National Institutes of Health (“NIH”), stem cell research involves knowledge advancement for how tissues and organisms develop from a single cell and how healthy cells derived from a single precursor cell may replace damaged cells in adult organisms. Our scientists also investigate the possibility of cell-based therapies to treat disease, an area referred to as “regenerative medicine”. Today, donated organs and tissues are often used to replace ailing or destroyed tissue but the need for transplantable tissues and organs far exceeds the available supply. In regenerative medicine, stem cells are directed to differentiate into specific cell types as potentially renewable sources of replacement cells and tissues to treat a wide range of diseases.

Human pluripotent stem cells have the potential to become any one of the 200 or so tissue types in the human body. A number of technical, ethical and legal hurdles need to be overcome before cells and tissues derived from pluripotent stem cells may be used for cell, tissue or organ repair. To realize the promise of cell-based therapies for disease treatment, a number of aspects need to be addressed, including:

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

ISCO addresses these and other aspects in each of its programs and believes that its technology fundamentally may offer substantial clinical-commercial opportunity in the field of regenerative medicine. To this end ISCO engages internationally proven immunogeneticists, geneticists, ethicists, regulatory experts, patent counsel and other experts to advance hpSC technology, the collection of pluripotent stem cells, and to advance its therapeutic applications.

During 2007 and 2008, an ISCO scientist published two seminal works in the peer reviewed journal “Cloning and Stem Cells” that announced and described the first intentional creation of human parthenogenetic stem cells. These papers form the basis of ISCO’s technology and its intellectual property. The importance of this work was illustrated by Professor Sir Ian Wilmut, Director of the MRC Centre for Regenerative Medicine at the University of Edinburgh and best known as the leader of the research group that in 1996 first cloned a sheep (“Dolly”) from an adult somatic cell who said “This study has used a novel approach to producing cells that may one day be used to treat large numbers of patients. While there is a great deal of discussion about the possibility of producing stem cells for each patient this approach to therapy is unrealistic because of the enormous costs involved. Rather it is likely that treatment of large numbers of patients by cell therapy will only be possible if methods are found using any one cell line to treat very large numbers of patients. This very exciting paper represents a significant step forward towards the use of such cells in cell therapy.” Sir Wilmut noted, “Immune reaction is one of the most serious problems facing the development of stem cell therapy, and cell lines of this type may enable us to treat a large number of patients without immune rejection, offering an enormous practical advantage. Further research is required to confirm that the cells produced in this way are able to replace cells that have been lost in human degenerative disease.”

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

On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. As a result of this transaction, ISC California became wholly-owned by ISCO. This transaction was accounted for as a reverse merger for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California and its subsidiary. On January 29, 2007, we changed our name to International Stem Cell Corporation and in connection therewith our trading symbol changed to ISCO.OB.

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, Lifeline became wholly-owned by ISC California. Lifeline Skin Care, Inc. was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISCO.

Our principal executive offices are located at 5950 Priestly Drive, Carlsbad, CA 92008, and our telephone number is (760) 940-6383.

Frequently Asked Questions

What are Stem Cells?

Cells are the basic living units that make up humans, animals, plants and other organisms. Stem cells have two important characteristics that distinguish them from other types of cells. First, they can renew themselves for long periods of time. Second, they are unspecialized and under certain conditions can be induced to become cells with special functions such as metabolically active cells of the liver or transparent and protective cells of the eye. Until recently, scientists have worked with two major kinds of stem cells, embryonic stem cells (hESCs) and adult stem cells that each has different properties and characteristics. ISCO has developed a third category of stem cells named parthenogenetic stem cells (the hpSCs mentioned above) that promise to have significant therapeutic advantages relative to these other types.

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

Parthenogenetic stem cells are pluripotent stem cells created from unfertilized human eggs through a “parthenogenesis” process. Parthenogenesis requires that an unfertilized human egg be “activated” by chemical, physical or other means. Activation results in a non-viable “parthenote” from which pluripotent parthenogenetic stem cell lines can be derived. The cell lines used by ISCO are human parthenogenetic stem cells. Currently International Stem Cell Corporation owns the largest published collection of human parthenogenetic stem cell lines. Our research is based on perfecting proprietary techniques for deriving stem cells through parthenogenesis that result in stem cell lines that have the same capacity to become all cells found in the human body, but do not require use or destruction of a viable human embryo. Furthermore, parthenogenetic stem cells can be produced in a simplified

(“homozygous”) form that enables each line to be an immunological match for millions of people. We do not obtain stem cells from fetal tissue nor does our technology require the use of discarded frozen human embryos.

Why Not Use Stem Cells Derived from Adults?

There are several approaches now in human clinical trials that utilize adult stem cells. However, these cells have limited availability and limited ability to proliferate in culture as well as risk of genetic manipulation. Therefore, obtaining clinically significant amounts of adult stem cells may prove to be difficult.

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

Is Stem Cell Research Banned in the US?

Embryonic stem cell research, in general, is not banned in the US. Work by private organizations is not limited except by the restrictions applicable to all human research. In addition, Proposition 71 in California, which voters approved in November 2004, specifically allows state funds to be used for stem cell research.

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

Our Technology

ISCO has developed a proprietary process based on parthenogenesis for the creation of a new type of stem cell that has shown to exhibit the pluripotency and proliferative benefits of embryonic stem cells yet avoid the use or destruction of fertilized human eggs or embryos. Furthermore, since parthenogenetic stem cells can be created with immunogenetically identical (“homozygous”) chromosome pairs, each line has potential to be an immune match for tens of millions of patients. If such cells were to be differentiated into functional mature cells they would, theoretically, be universally applicable across a wide range of medical conditions.

ISCO also holds licenses to three other technologies to create human pluripotent stem cells: SCNT technology (as mentioned previously); a technology that may be useful to create induced pluripotent stem cells (“iPS”); and “single blastomere technology” which uses a single cell obtained from a fertilized blastocyst to create an embryonic stem cell line. Each of these technologies has unique cell therapy applications and gives ISCO a broad base of technologies from which it can operate in the future.

Our Facilities

We have built the capacity to manufacture human cells for use in pre-clinical and clinical trials and ultimately for therapeutic use through the completion of our cGMP manufacturing laboratories in Oceanside, California and Frederick, Maryland, many of which are currently cGMP ready. These laboratories are unique and designed specifically for the derivation of clinical-grade parthenogenetic stem cell lines for our stem cell bank and their differentiated derivatives for future clinical trials.

Our Products

Therapeutic Product Candidates

Using our proprietary technologies and know-how, we are exploring and creating a range of cell types that may be useful in therapeutic treatments such as:

•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, this research effort is applicable to fulfill ISCO’s goal of creating islet cells for potential treatment of insulin-dependent diabetes.

•

Islet cells (including “beta cells” for insulin production) – ISCO’s research progress in deriving the precursor cell leading to liver cells will allow ISCO to move towards deriving islet cells as a potential treatment of insulin-dependent diabetes.

•	Neuronal cells for potential treatment of Parkinson’s disease and other central nervous system disorders.

•

Corneal-like structures grown to clear, hollow spheres composed of tissue exhibiting a three-dimensional layered structure similar to what is found in normal human corneal tissue. Portions or all of these tissue layers may be suitable for cornea transplantation in humans.

•	Corneal cells for coating of contact lenses for the purpose of accelerated corneal healing.

•	Retinal pigment epithelial (“RPE”) cells and three dimensional retinal structures with potential to treat degenerative retinal diseases.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use

Skin Care Products

ISCO’s research scientists developed two skin care products, Defensive Day Serum and Recovery Night Serum, using an extract derived from human parthenogenic stem cells. Defensive Serum contains sunscreen, along with unique stem cell-derived ingredients. The day serum not only protects the skin from the aging effects of harsh light, but it continues to nurture the skin’s collagen and fibroblasts to give noticeably firmer, smoother, younger-looking skin. The Recovery Serum is a nighttime therapy that complements the Defensive Serum. The night serum nurtures the skin’s collagen and elastin and contains ingredients to defend against damaging free radicals, to help build firmer, smoother, younger and healthier-looking skin.

Research Products

ISCO’s Lifeline subsidiary produces and sells over 250 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. Lifeline frequently adds more products to its line. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. Lifeline’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. Most Lifeline products contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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

Lifeline products and applications include:

•	Human skin cells and associated reagents (DermaLife® ) for the study of skin disease, toxicology or wound healing.

•	Human cells from the heart and blood vessels and associated reagents (VascuLife®), used by researchers to study cardiovascular disease and cancer.

•	Human “pooled” liver cells from many donors appropriate for conducting screening tests on potential drug candidates.

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

Lifeline brand products are currently distributed domestically through Lifeline’s direct sales force, in Europe through CellSystems GmbH. Lifeline has set up distribution contracts with distributors in Japan, China, South Korea, Taiwan, Malaysia, Singapore and India. In addition, Lifeline manufactures cell culture products under OEM contracts with American Type Culture Collection (“ATCC”), Millipore Corporation and Life Technology (formerly known as Invitrogen Corporation).

Our Markets

Therapeutic Markets

ISCO is currently pursuing a number of scientific development programs designed to lead to the creation of new therapeutic products. We anticipate that, with their superior immune-matching characteristics, our cells will be able to reduce or eliminate the need for immune-suppression drugs and the adverse reactions they trigger in patients.

Liver disease. According to the American Liver Foundation, one in ten persons is affected by liver disease and these numbers are on the rise (2007). Chronic liver disease and cirrhosis was the twelfth leading cause of total deaths in 2007 in the US (National Vital Statistics Reports). The only effective treatment currently available for people with liver failure is full or partial organ transplantation. Unfortunately, the demand for organs far exceeds the number of organs available. According to the United Network for Organ Sharing, there are currently around 16,876 persons on the waiting list for a liver transplant in the US (February 27, 2012). Liver cell transplantation has been used in early stage clinical trials to treat patients with liver failure and genetically caused metabolic defects. This therapy has proven to be especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant, as well as an alternative to whole-organ transplantation in specific cases.

Diabetes. Diabetes is becoming more prevalent in the United States. From 1980 through 2008, the number of Americans with diabetes has more than tripled from 5.6 million to 18.1 million. Normally islet ß cells in the pancreas produce insulin to promote the uptake of glucose by cells in the body. Degeneration of pancreatic islet cells results in insufficient insulin in the bloodstream hence type 1 diabetes. While diabetics can be treated with insulin injections, this only provides intermittent glucose control. Transplantation of pancreatic islet cells from one person to another has been shown to relieve the suffering and side effects caused by current therapies. However, since each patient needs in the order of 500 million functional islet cells at any one time and the primary source of such cells is donation from other people, islet cell therapy is not practical today.

Parkinson’s disease. Parkinson’s disease (“PD”) is one of the most common neurodegenerative diseases and the most common movement disorder in the US. Around five million people suffer from the disease worldwide. 50,000-60,000 new cases of PD are diagnosed each year in the US. Most people who get Parkinson’s are over 50 years of age; however, it could affect those who are younger. Currently, there is no effective treatment of PD.

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

Retinal diseases. Diseases involving retinal degeneration include age-related macular degeneration (“AMD”) and retinitis pigmentosa (“RP”). These diseases are characterized by the death of critical photoreceptor cells called rods and cones. Photoreceptor death is due to an abnormality and/or to disruption or death of supportive cells called retinal pigment epithelial (“RPE”) cells. According to a 2004 study on Blindness and Blinding Diseases in the US published by the University of Washington, approximately 13 million Americans have signs of AMD, over 10 million suffer visual loss and over 200,000 are legally blind from the disease. The occurrence of AMD increases with age; according to the same study, due to the aging population and other factors, approximately 6.3 million Americans are projected to develop AMD in 2030 compared to 1.7 million in 1995. In China, close to 20 million people suffer from AMD and 1.8 million from RP.

Skin Care Market

Anti-aging represents 62% of the prestige facial skincare market, which in the US is valued at $1.2 billion. Despite the recessionary economy, sales of anti-aging products increased 5.9% in 2011. Because they have limited discretionary spending, consumers are attracted to professional skincare products and have increased the frequency of their visits to spas, beauty institutes and doctors’ offices.

Innovation is present at all levels of the market. In order to make claims that their products can actually diminish the signs of aging, marketers are constantly looking for new combinations of specialty ingredients—compounds that provide a demonstrable cosmetic or therapeutic effect. The category of “bio-tech” skin care is a whole new opportunity that is just beginning to be developed.

Research Market

The research market for cell systems is made up of scientists performing basic and applied research in the biological sciences. Basic research involves the study of cell biology and biochemical pathways. Applied research involves drug discovery, vaccine development, clinical research and cell transplantation. The domestic market can be broken into three segments: (i) Academic researchers in universities and privately-funded research organizations; (ii) government institutions such as the National Institutes of Health, the US Army, the US Environmental Protection Agency and others; and (iii) industrial organizations such as pharmaceutical companies and consumer product companies. It is estimated that the combined academic and government markets comprise approximately 40% of the total market and that the industrial segment comprises approximately 60%. We believe the following are the main drivers in the research market for commercial cell systems:

•	The need for experimental human cells which are more predictive of human biology than are non-human cells or genetically-modified cell lines or living non-human animals.

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

•	The need to eliminate animal products in research reagents that may contaminate future therapeutic products.

•	The need for experimental control. Serum-free defined media provides the benefit of experimental control because there are fewer undefined components.

•	The need for consistency in experiments that can be given by quality controlled products.

•	The need to eliminate in-house formulation of media, obtain human tissue or perform cell isolation.

•	The need to reduce animal testing in the consumer products industry.

The global market for human cell systems for use in basic research exceeds several hundred million dollars annually with a continuing anticipated growth rate of between 10% and 20%.

Intellectual Property

Patents

In 2011, we were granted two patents. One of the patents granted was covering our proprietary parthenogenetic technology in Singapore that built upon the patents for the same technology that was issued in 2010 in the United States and South Africa. Composition of matter patents for the same are pending. The other 2011 patent issued in the United States was for proprietary cell culture media packaging systems created by our subsidiary, Lifeline Cell Technology. We have pending patents covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other internally generated patents and patent applications include intellectual property concerning skin care formulations and methods of manufacturing stem-cell based skin care products, methods to differentiate stem cells and methods to produce three dimensional corneal tissue constructs.

In addition, we have obtained exclusive worldwide licenses to patents and patent applications from Advanced Cell Technologies, Inc. (“ACTC”). Our licensed and internally-generated patents provide the intellectual property rights we need to operate in the pluripotent stem cell field and to progress through the stages of creating a therapeutic stem cell product. These stages include the derivation, isolation, expansion and differentiation of stem cells. The intellectual property available to us enables us to create manufacturing methods that eliminate animal proteins in order to satisfy FDA requirements. In addition, we have rights to sell research products derived through our licensed intellectual property in order to generate income.

The majority of the patents and applications have been filed in the US and in foreign countries through the Patent Corporation Treaty or by direct country filings in those jurisdictions deemed significant to our operations. We also have an exclusive license to the only patent issued by the US Patent & Trademark Office for the creation of hES cells using SCNT for human therapeutic use. Our currently issued patents will expire at various times commencing in 2026

We have protected our research products and branding through both patents and trademarks. Lifeline Skin Care has filed patent applications covering its proprietary formulations and methods of using stem cells to create skin care products. Lifeline Cell Technology has patents pending on its unique packaging for research products. ISCO has registered trademarks on its company name, logo and various product names to protect its branding investment. Lifeline Cell Technology’s reagent formulations are protected as trade secrets.

The patentability of human cells in countries throughout the world reflects widely differing governmental attitudes. In the US, hundreds of patents covering human embryonic stem cells have already been granted, including those on which we rely. In certain countries in Europe, the European Patent Office currently appears to take the position that hES cells themselves are not patentable, while the United Kingdom has decided that some types of hES cells can be patented. ISCO believes that such restrictions are not appropriate when considering parthenogenetic stem cells and is working with patent legislators in Europe to create exemptions for human parthenogenetic stem cells. As a result, we plan to file internationally wherever feasible and focus our research strategy on cells that best fit the US and United Kingdom Patent Offices’ definitions of patentable cells.

License Agreements

In May 2005, we entered into three exclusive license agreements with ACTC for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. The license agreements give us access to all aspects of ACTC’s human cell patent portfolio as it existed on that date, plus a combination of exclusive and non-exclusive rights to future developments. A significant feature of the licensed technology is a method of ethically obtaining human embryonic stem cells allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into islet cells, liver cells, and retinal cells.

Pursuant to the terms of our agreements with ACTC, we have obtained worldwide therapeutic rights to ACTC’s portfolio of patents and patent applications in the fields of diabetes, liver disease and retinal disease, and are required to make an annual license fee payment of $150,000 in May each year, plus milestone payments linked to the launch of therapeutic products (not research products) ranging from $250,000 at first launch to $1 million upon reaching sales of $10 million, with a maximum of $1.75 million in the aggregate. The agreements also require us to pay royalties on sales and meet minimum research and development requirements. The agreements continue until expiration of the last valid claim within the licensed patent rights. ACTC is required to defend any patent infringement claims. Either party may terminate the agreements for an uncured breach or we may terminate the agreements at any time with 30 days notice.

The agreements with ACTC further provide that any technology either party currently owns, develops or licenses in the future may be licensed on a non-exclusive basis by the other party for use in specific fields. This arrangement gives us continuing access to future discoveries made or licensed by ACTC in our fields of diabetes, liver disease, retinal disease, plus all research products, and obligates us to provide similar license rights to ACTC in the fields of blood and cardiovascular diseases. These license agreements will expire upon expiration of the licensed patents.

The first ACTC license covers patent rights and technology that are relevant to:

•	the research, development, manufacture and sale of human and non-human animal cells for commercial research; and

•	the manufacture and selling of hES cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases, retinal diseases and retinal degenerative diseases.

The second ACTC license covers patent rights and technology that are relevant to:

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

The third ACTC license covers patent rights and technology relevant to the research, development, manufacture and sale of human cells for cell therapy in the treatment of therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases.

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

In 2011 and 2010, ISCO spent $4.4 million and $3.4 million on research and development activities, respectively. ISCO actively pursues sponsored research agreements with local and international research organizations and has ongoing research collaborations with the Loma Linda University and have established research collaborations with: The Scripps Research Institute (La Jolla); the University of Wuerzburg; Wuerzburg Germany; and the Sankara Nethralaya Hospital (Chennai, India). We have also set up collaborations with Absorption Systems (Exton, PA) to study and advance various aspects of our corneal technology. We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic or research fields. Drs. C.S. Chen and Andrea Loewendorf at Loma Linda University are working to establish the immune-profile of various types of therapeutic cells, including liver cells, retinal cells and neurons derived from parthenogenetic stem cells. Dr. Jeanne Loring at The Scripps Research Institute is focused on characterizing parthenogenetic stem cells. Dr. Mueller at Wuerzburg University is studying the derivation of human neurons from parthenogenetic stem cells and Dr. Krishnakumar at Sankara Nethralaya Hospital is studying how our corneal tissue construct can be used in transplantation therapy for corneal-caused vision loss. In addition to the sponsored research agreements and collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

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

Some of our primary competitors in the development of stem cell therapies are Genzyme Corporation, StemCell, Advanced Cell Technology Inc., Aastrom Biosciences and ViaCyte some of which have substantially greater resources and experience than we do.

Our primary competitors in the skin care market are Obagi, SkinCeuticals, SkinMedica, and Murad.

In the field of research products, our primary competitors for stem cells, media and reagents are Lonza, Chemicon, Life Technologies (formerly Invitrogen), StemCell Technologies, Merck (formerly Millipore), BioTime and Specialty Media.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM contracts with American Tissue Culture Collection (“ATCC”), Millipore, Life Technology (formerly Invitrogen) and distribution contracts with our European distributor CellSystems Biotechnologies Vertrieb GmbH. During 2011, approximately 24% of our sales was from two customers. We anticipate increased sales in 2012 through our newly established distributors in Asia and India.

The SkinCare line was launched in November 2010 through the company’s own website—www.lifelineskincare.com. Since that time distribution has expanded to include destination and resort spas, dermatologists and plastic surgeons and international markets.

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

Currently the US government, though NIH appropriations restrictions, prohibits the use of federal funds in research involving parthenogenetic stem cells. Since we cannot receive federal funds for our stem cell research, we have decided to work with various foundations who are involved with stem cell research.

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

Other Regulations for Lifeline Skin Care

The Federal Food, Drug and Cosmetic Act (FD&C Act) and the Fair Packaging and Labeling Act (“FPLA”) provide the regulatory framework for selling cosmetics. The FD&C Act ensure that the products are not injurious to users under normal conditions of use prescribed in the labels, or under conditions of use that are customary and usual. The FPLA insures that the labeling is not false or misleading and includes all relevant information in a prominent and conspicuous manner.

Safety and efficacy testing of the products is performed by an independent third party testing organization.

Employees

In addition to our six executive officers, we utilize the services of 41 full-time staff members.

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

We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and, as we increase our research and development activities, we expect our operating losses to increase significantly. We do not have any sources of significant or sustained revenues and may not have any in the foreseeable future.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

We need to obtain significant additional capital resources in order to develop products. Our current burn rate is approximately $620,000 per month excluding capital expenditures and patent costs. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flows sufficient to sustain our operations through 2012. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to the long-term survival of the company, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2012 and beyond;

•	scientific progress in our research and development programs;

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.

As of March 9, 2012, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, who each serve as an executive officer and director, beneficially owned all of the outstanding shares of our Series C, Series D and Series G Preferred Stock, which could be converted into approximately 32% of our outstanding shares of common stock. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin are able to appoint and remove two of our seven directors, and propose candidates for nomination of up to two additional directors. As a result, Dr. Andrey Semechkin and Dr. Ruslan Semechkin will be able to significantly influence election of our Board of Directors. They may prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Our business depends in part on licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely affected adversely.

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

Research in the field of embryonic stem cells is currently subject to strict government regulations, and our operations could be restricted or outlawed by any legislative or administrative efforts impacting the use of nuclear transfer technology or human embryonic material.

Significant portions of our business are focused on human cell therapy, which includes the production of human differentiated cells from stem cells and involves human oocytes. Although our focus is on parthenogenetic stem cells derived from unfertilized oocytes, certain aspects of that work may involve the use of embryonic stem cells. Research utilizing embryonic stem cells is controversial, and currently subject to intense scrutiny, particularly in the area of the use of human embryonic material.

Federal law is not as restrictive regarding the use of federal funds for human embryonic cell research, commonly referred to as hES cell research as it once was. However, federal law does prohibit federal funding for creation of parthenogenetic stem cells. Our operations may also be restricted by future legislative or administrative efforts by politicians or groups opposed to the development of hES cell technology, parthenogenetic cell technology or nuclear transfer technology. Further, future legislative or administrative restrictions could, directly or indirectly, delay, limit or prevent the use of hES technology, parthenogenetic technology, or nuclear transfer technology, the use of human embryonic material, or the sale, manufacture or use of products or services derived from nuclear transfer technology or hES or parthenogenetic technology.

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

Certain of our licensors’ research has been or is being funded in part by government grants. Our research may also be government-funded in the future. In connection with certain grants, the governmental entity involved retains various rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research by reducing total revenues that might otherwise be available since such governmental rights may give the government the right to practice the invention without payment of royalties if we do not comply with applicable requirements.

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

The outcome of pre-clinical, clinical and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we may be unable to commercially produce our proposed products.

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

Although our primary focus relates to intellectual property we have developed internally, some of the patents we utilize are licensed to us by Advanced Cell Technology, which has licensed some of these from other parties, including the University of Massachusetts. These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments). The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

Although our licenses with Advanced Cell Technology allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Advanced Cell Technology, the cost of such remedies could be significant and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse affect on our business. Some of these licenses also contain restrictions (e.g., limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. In the future we may require further licenses to complete and/or commercialize our proposed products. We may not be able to acquire any such licenses on a commercially-viable basis.

Certain of our technology may not be subject to protection through patents, which leaves us vulnerable to theft of our technology.

Certain parts of our know-how and technology are not patentable or are trade secrets. To protect our proprietary position in such know-how and technology, we intend to require all employees, consultants, advisors and collaborators to enter into confidentiality and invention ownership agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of preferred stock which have various rights and preferences senior to the shares of common stock. Shares of various series of our existing preferred stock are entitled to dividends (some of which accrue and some of which are required to be paid on a quarterly basis), enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of various series of preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dissolution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.25 to $0.40 per share). Additionally, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely effect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of six series of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

We will need additional capital in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely.

During 2011, we used a significant amount of cash to finance the continued development and testing of our product candidates. If we continue to use cash at this rate we will need significant additional financing, which we may seek to raise through, among other things, public and private equity offerings and debt financing. Any equity financings will likely be dilutive to existing stockholders, and any debt financings will likely involve covenants restricting our business activities. Additional financing may not be available on acceptable terms, or at all.

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

Compliance with the rules established by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 is complex. Failure to comply in a timely manner could adversely affect investor confidence and our stock price.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting, certify the effectiveness of those controls and obtain an opinion by our independent registered public accountants. The standards that must be met for management to assess the internal controls over financial reporting now in effect are complex, costly and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective investor confidence and share value may be negatively impacted.

We do not expect to pay cash dividends in the foreseeable future. We have not paid cash dividends on our common stock, and we do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2016. Our current base rent is $8,095 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The cGMP clean rooms and the associated quality systems provide a “pilot manufacturing laboratory” that we believe will be uniquely suited for the creation, culture and differentiation of parthenogenetic stem cells for early stage clinical trials. We believe that this facility is well suited to meet our research, development and pre-clinical and clinical therapeutic production needs but we will need larger cGMP manufacturing laboratories should any one of our therapeutic cells move to larger clinical trials or full-scale therapeutic manufacture. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

In addition to the primary research facility lease, we entered into a new lease with S Real Estate Holding LLC to allow the Company to expand into new corporate offices located in Carlsbad, California. The new building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011 and was amended to cover approximately 8,199 square feet effective July 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended to $9,018 effective July 1, 2011. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

During 2010 we utilized a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, and we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administration purposes. Our base rent in the new facility is $6,143 per month for the first year, increasing to $11,236 in 2012. The initial term of the lease ends in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture our research products and the administration facility will be used for sales and marketing and general administration purposes. Our manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products. There is also a quality control and cell culture laboratory outfitted with the necessary cell isolation equipment, incubators, microscopes and standard cell culture equipment necessary to isolate and culture cells and conduct quality control tests to produce superior cell culture products.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is approved for quotation on the OTC Bulletin Board under the trading symbol “ISCO.OB.” From January 8, 2007 until January 29, 2007, we traded under the symbol “BTHC.OB.” A trading market for our common stock did not begin until January 8, 2007. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to an exchange and any prices quoted may not be a reliable indication of the value of our common stock.

As of March 12, 2012, we had 82,136,315, shares of common stock outstanding, and approximately 645 holders of record of our common stock, and we had 7,800,243 shares of preferred stock outstanding, and 7 holders of record of our preferred stock, with 7,800,043 shares of preferred stock being convertible into 40,973,200 shares of common stock.

Our common stock started trading on OTC Bulletin Board in December 2006, as we went public through a reverse merger at that time. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC Bulletin Board for each quarter during fiscal years 2010 and 2011, are reported below:

	Market Price
	High	Low
Fiscal Year 2011
First Quarter	$2.20	$1.24
Second Quarter	$1.34	$0.82
Third Quarter	$1.08	$0.67
Fourth Quarter	$0.84	$0.37
Fiscal Year 2010
First Quarter	$2.74	$0.55
Second Quarter	$2.36	$1.03
Third Quarter	$1.37	$0.95
Fourth Quarter	$2.29	$1.05

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, the Company issued an additional 500,000 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued a total of 500,000 shares common stock for total consideration of $303,000 through stock purchases by Aspire Capital. The shares of common stock issued in clause were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	6,869,607	$0.84	7,274,073
Equity compensation plans approved by security holders:
2010 Equity Participation Plan	7,860,600	$1.62	10,131,100
Equity compensation plans not approved by security holders (1)	8,254,232	$0.65	—
Total	22,984,439		17,405,173

(1)	Represents stock options granted to senior management and board members not under any of the Company’s Equity Participation Plans. The options were granted with different vesting terms, but will expire no later than 10 years from the date of grant.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Overview

We are a development-stage biotechnology company focused on therapeutic, biomedical and cosmeceutical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and they offer potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into people across various ethnic groups. ISCO has facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

With respect to therapeutic research, ISCO focuses on applications where cell and tissue therapy is already proven but where there currently is an insufficient supply of safe and efficacious cells such as hepatocytes for acute and chronic liver diseases, islet cells for treatment of insulin-dependent diabetes (derived from the same precursor as hepatocytes), retinal and corneal cells and tissues for treatment of eye disease and injury and neuronal cells for treatment of Parkinson’s disease and other neurodegenerative conditions. We have made these programs a priority internally and for collaboration with external academic and corporate experts. Other examples include corneal and retinal cells and tissues that mostly target large and growing markets in Asia and the Latin countries. Our strategy for these “cellular ophthalmology” programs is to establish third-party funding and conduct accelerated development in those territories.

ISCO’s wholly-owned subsidiary Lifeline Skin Care, Inc. (“SkinCare”) develops, manufactures and markets cosmetic skin care products using an extract derived from our human stem cell technologies. These products are regulated as cosmetics. Furthermore, marketing and sales are conducted direct to the consumer via the internet as well as channels such as dermatology clinics and spas, thus providing important revenue to help support our internal development of therapeutic products. SkinCare currently sells its products nationally and internationally through a branded website and select distributors.

ISCO’s wholly-owned subsidiary Lifeline Cell Technology, LLC (“Lifeline”) develops, manufactures and commercializes human cells and the reagents needed to culture and study human cells. Lifeline’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Lifeline is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval. Lifeline also provides important funds to help support our internal development of therapeutic products. Lifeline’s products are marketed and sold by its internal sales force, OEM partners and Lifeline brand distributors in Europe and Asia.

While we continued to expand our sales and marketing efforts to optimize revenue, to date we have generated limited revenue to support our core therapeutic research and development efforts.

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

Lifeline Skin Care, Inc. was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare creates cosmetic skin care products using an ingredient derived from our human cell technologies. SkinCare currently sells its products nationally and internationally through a branded website and select distributors.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

We are considered a development stage company and as such our revenues are limited and not predictable. Revenue for the year ended December 31, 2011, totaled $4.5 million, compared to $1.6 million in 2010. The increase in revenue is primarily due to sales generated from our SkinCare products which accounted for $2.4 million or 53% of total revenue during 2011, compared to $100,000 or 6% of total revenue in 2010. In 2010, we generated limited revenue due to the launch of the SkinCare products in November 2010. In addition, the increase in revenue in 2011 is due to higher sales derived from our Lifeline Cell Technology business which generated $2.1 million or 47% of total revenue, compared to $1.5 million or 94% of total revenue in 2010. The increase in Lifeline Cell Technology revenue in 2011 was primarily due to the opening of new distribution channels, the launching of new products, new strategic marketing and the continued efforts by our sales and marketing team to promote new products and sales leads.

Cost of Sales

Cost of sales for the year ended December 31, 2011 was $1.6 million or 36% of revenue, compared to $725,000 or 45% of revenue for the year ended December 31, 2010. The decrease in cost of sales as a percentage of revenue in 2011, compared to 2010, is primarily due to the addition of our SkinCare products which carry higher profit margins than our media and cells type products.

Cost of sales includes salaries and benefits related to manufacturing, third party manufacturing costs, direct materials, general laboratory supplies and an allocation of overhead. We have continued to reduce cost of goods on our media and cell type products as a result of reducing direct labor costs and direct material costs caused by manufacturing inefficiencies. As we continue to refine our manufacturing processes on our media and cell type products, and our sales volume continues to increase for these products, we anticipate that our cost of sales as a percentage of product sales will continue to decrease.

Research and Development (“R&D”)

Research and development expenses were $4.4 million for the year ended December 31, 2011, compared to $3.4 million for the same period in 2010. The increase of $1.0 million or 29% in R&D expense is primarily due to increased R&D activities on various therapeutic research projects, as well as product research activities from Lifeline Cell Technology and Lifeline SkinCare. As part of our research and development efforts during 2011, we hired additional research staff and engaged third party contractors to assist with pre-clinical studies, which contributed to the significant increase in research and development expenses. Additionally, the increase in R&D expenses was related to higher laboratory expenses and higher stock-based compensation expenses. Although our research and development expenses increased during 2011, we have implemented enhanced processes to gain higher efficiencies in our laboratory and production activities which helped reduce the overall costs associated with our research labs located in Oceanside, California and Frederick, Maryland.

R&D operations consisted primarily of the development of differentiation techniques for retinal, hepatocyte, neuronal cells and cornea, development of additional stem cell lines through parthenogenesis, and the development of research products for sale.

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

No specific completion dates have been established for any particular project since most of our work is experimental. We do not expect revenues from any R&D efforts directed toward cell based therapy for several years and these revenues may never develop if our research is not successful. We expect some revenues from research cells and media, but it is too early in our history to make meaningful predictions as to the amount of such revenues.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis; however much of our research has potential applicability to each of our projects.

Marketing Expense

Marketing expenses for the year ended December 31, 2011 were $1.5 million, an increase of $640,000 or 74%, compared to $860,000 for 2010. The increase was primarily driven by our efforts to engage sales and marketing consultants to market and promote our skin care products. More specifically, we engaged the services of a marketing consultant to promote, market, and sell skin care products through various proprietary mailings. Prior and up to June 30, 2011, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. Subsequent to June 30, 2011, we renegotiated and formalized this arrangement in a marketing agreement, which specifies a reduced 20% marketing fee on net revenues generated from these proprietary mailings. For the year ended December 31, 2011, we recorded $430,000 as marketing expenses related to this arrangement. In addition, we continued to focus our marketing efforts by advertising and participating in trade shows, refining our sales and marketing strategies and strengthening our sales and marketing infrastructure to achieve our sales goals.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 were $8.4 million, an increase of $1.3 million or 18%, compared to $7.1 million for the same period in 2010. The increase is primarily the result of higher non-cash stock-based compensation expense, increased headcount related costs, and an increase in business development related activities, professional and filing fees related to the restatement process, and general corporate expenses.

Other Income/Expense

Total other income for the year ended December 31, 2011 was $2.2 million, compared to other expenses of $2.3 million during the same period in 2010. The income in 2011 primarily resulted from a decrease in the fair value of our warrant liabilities.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled $1.3 million, compared with $5.8 million as of December 31, 2010. The decrease of $4.5 million was primarily related to normal operating expenses reflecting $7.0 million of cash used in operating activities and $941,000 used in investment activities, partially offset by $3.5 million of cash provided by our financing activities. The funds generated from financing activities during 2011 were used mainly to support our operating activities.

Operating Cash Flows

Net cash used in operating activities was $7.0 million for the year ended December 31, 2011, compared to $6.9 million for the corresponding period in 2010. Net loss after non-cash adjustments totaled $7.0 million in 2011, compared to $6.8 million in 2010.

Investing Cash Flows

Net cash used in investing activities was $941,000 for the year ended December 31, 2011, compared to $624,000 in the same period in 2010. Purchases of property and equipment of $565,000 in 2011 consisted primarily of laboratory equipment for use in a variety of research projects and furniture, computer equipment and building leasehold improvements related to new corporate offices. In addition, we made payments for patent licenses of $376,000 during 2011.

Purchases of property and equipment of $300,000 in 2010 consisted primarily of laboratory equipment for use in a variety of research projects, and for building leasehold improvements related to our cGMP research labs. In addition, we made payments for patent licenses of $324,000 during 2010.

Financing Cash Flows

Net cash provided by financing activities was $3.5 million for the year ended December 31, 2011, compared to $12.6 million in 2010. The net proceeds of $3.5 million received in 2011 were primarily attributable to the issuance of 4.0 million shares of common stock to Aspire Capital Group for approximately $3.4 million. In addition, we raised $532,000 from warrants and options exercised and paid dividends of $430,000 to our preferred stockholders.

Net cash provided by financing activities of $12.6 million for the year ended December 31, 2010 was primarily attributable to closing a Series E Preferred Stock financing round totaling $2.4 million and a Series F Preferred Stock financing of $7.5 million. The Series E Preferred financing during the year was part of an existing agreement to raise $5.0 million by issuing Series E Preferred Stock. During 2010 we also raised $2.7 million of equity by offering common stock at a discount. In June 2010, we closed on our Series F Preferred Stock financing round for $7.5 million and issued 1,000 shares of Series F Preferred Stock. As part of this agreement, we issued 7.3 million shares of our common stock which was registered under our S-1 at a price of $1.03 per share. The capital raised during 2010 was used in our research and development activities, development of our commercial research products and for general working capital purposes. Cash received from exercises of options and warrants totaled $456,000 in 2010.

Management is currently reviewing different financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have enough cash on hand to operate for 12 months from the balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2012 and beyond;

•	the extent that revenues from sales of SkinCare and Lifeline products cover the related costs and provide capital;

•	scientific progress in our research and development programs;

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

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $620,000 per month, excluding capital expenditures and patent costs. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2012. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future.

We do not currently have any obligations for milestone payments under any of our licensed patents other than the annual payments of $150,000 due each May to Advanced Cell Technology, plus payments that are specifically related to sales and are therefore unpredictable as to timing and amount. Royalties on sales range of 3% to 12%, and milestone payments do not begin until our first therapeutic product is launched. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our consolidated financial statements.

In March 2012, to obtain funding for working capital purposes we entered into a Series G Stock Purchase Agreement and raised $5 million. For further discussion, see Note 11, Subsequent Events.

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014. From commencement through December 31, 2011, we sold a total of 4,333,333 shares to Aspire Capital for an aggregate of $3,858,000. Additionally, from January 1, 2012 through March 16, 2012, we sold an additional 5,000,000 shares to Aspire Capital for an aggregate of $2,084,000.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, intangible assets, warrant liabilities, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

We consider cash and cash equivalents all highly liquid investments with original maturities of three months or less when purchased.

Inventories

We account for inventory using the first-in, first-out (FIFO) method for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

Property and Equipment

We record property and equipment at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and depreciated over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patents and patent licenses are recorded at cost and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the intangible asset, generally 15 years. Intangible asset amortization expenses are included in research and development expenses.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, at least annually. We consider assets to be impaired and write them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimate, in which case the likelihood of a material change in our reported results would increase.

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

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials, general laboratory supplies and allocation of overhead. Certain of the agreements under which the Company has licensed technology will require the payment of royalties based on the sale of its future products. Such royalties will be recorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products will be classified as a component of cost of sales to the extent such payments become due in the future. Cost of sales included salaries and benefits related to manufacturing, third party manufacturing costs, raw materials, general laboratory supplies and an allocation of overhead.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of salaries and benefits associated with research and development personnel, overhead and occupancy, contract services, and amortization of license costs for technology used in research and development with alternative future uses.

Registration Payment Arrangements

We are required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based payment awards made to employees and consultants based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model.

The determination of fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of stock-based compensation expense recognized in our Consolidated Statements of Operations. These include estimates of the expected volatility of our stock price, expected option life, expected dividends and the risk-free interest rate. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Due to our limited historical data, our estimated volatility is calculated based upon the historical volatility of comparable companies whose share price is publicly available. The expected option life is calculated using the mid-point method as prescribed by accounting guidance for stock-based compensation. We determined expected dividend yield to be 0% given that we have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents in banks located primarily in the United States and our accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions, upon the implementation of section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for annual periods beginning after December 15, 2011. The adoption of the provisions of this guidance is not expected to materially impact on our consolidated financial statements.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on our assessment at the end of 2010, as well as up to the third quarter of 2011, our management concluded that we had a material weakness in our internal controls over financial reporting. Based on our assessment, our management concluded that we had two material weaknesses in our internal controls related to our review process, accounting for certain contracts and equity.

Management developed and implemented a remediation plan to address the material weaknesses identified earlier in the year. Based on the remediation implemented, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As noted above, we identified two material weaknesses in our internal controls over financial reporting and have taken measures to mitigate the material weaknesses beginning in the second quarter of 2011. We hired a senior staff member during the year to perform SEC reporting functions, provided staff with additional training and education, and formed a Disclosure Committee, comprised of members of our management, to oversee disclosure practices and compliance with applicable laws and regulations. Additionally, during the fourth quarter of 2011, we redesigned certain transactional, quarterly and annual procedures to enhance management’s identification, capture, review, approval and recording of contractual terms included in non-routine and significant contracts and agreements, including equity arrangements. We have staffed a key accounting position to provide oversight and review of transactional details ensuring thorough account analyses of significant accounts. These improvements also included additional controls and procedures over the Company’s accounting for its intangible and fixed assets, and strengthening the review process to improve the accuracy and reliability of the periodic financial close processes, and strengthen our checks and balances system of corporate governance. We believe these actions have strengthened our internal control over financial reporting and addressed the material weaknesses identified above. Based on our testing of these enhanced procedures, management determined that, as of December 31, 2011, we have remediated the material weaknesses in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

As of December 31, 2011, our executive officers were as follows:

Name	Principal Occupation	Age
Kenneth C. Aldrich	Co-Chairman of the Board	73
Andrey Semechkin	Co-Chairman and Chief Executive Officer	52
Kurt A. May	President and Chief Operating Officer	58
Linh T. Nguyen	Chief Financial Officer and Secretary	43
Jeffrey D. Janus	Director and Senior Vice President, CEO of Lifeline Cell Technology	55
Ruslan Semechkin	Director and Vice President, CEO of Lifeline Skin Care, Inc.	27

Kenneth C. Aldrich, Co-Chairman and Co-Founder, has been active in venture capital investing and private equity since 1975. Having previously served as Chairman, Mr. Aldrich assumed the role of CEO in January 2008 upon the death of the incumbent CEO, Jeffrey Krstich, and served until November 2009. He is also a Managing Director of Convergent Ventures, an early-stage life sciences investment company, and an active member of Tech Coast Angels. Through those entities and predecessor companies, he has provided early-stage funding and management for a variety of biomedical and technology start-ups. During the last five years he has held the following positions: WaveTec Vision Systems, an ophthalmic device company (Director and co-founder), Make-it-Work, a computer services company (Director) and Encode Bio, a drug discovery tools company (Director). He is also director of Green Dot Corporation, the world’s largest issuer of prepaid debit cards. Mr. Aldrich holds degrees, with honors, from both Harvard University and Harvard Law School.

Andrey Semechkin, Ph.D., Co-Chairman and CEO, has been a Director of the Company since December 2008. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Professor Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 20 years experience creating and managing businesses across different industries and scientific sectors.

Kurt A. May, President and Chief Operating Officer joined International Stem Cell Corporation in July 18, 2011. Prior to joining ISCO, Mr. May was Area President with GTE Corporation (now Verizon Communications), a Fortune 50 company, where he enjoyed 23 years of progressive management experience. Mr. May then went on to serve as Executive Vice President and Chief Operating Officer with PriceSmart Inc. Since 2001 Mr. May has founded and led a privately owned biotech company, Psynomics Inc., as CEO. Psynomics Inc. is a spin out of the University of California San Diego, where Mr. May served as a faculty member and Assistant Dean of the Rady School of Management from 2005 until 2009. He served as Director of the Master of Science in Executive Leadership program at the University of San Diego, and serves as an adjunct faculty member in USD’s graduate schools of business and engineering. He holds a B.S. degree in Industrial and Systems Engineering from Penn State and an MBA from Northeastern University.

Linh T. Nguyen, Chief Financial Officer and Secretary has more than 17 years of experience in financial management and accounting and joined International Stem Cell Corporation on October 3, 2011. Previously she served as Chief Financial Officer and Corporate Secretary for International Lottery & Totalizator Systems, Inc. (“ILTS”), a publicly-traded global software and system developer of lottery and optical scan voting systems from 1999 to 2011. As CFO at ILTS, her responsibilities included managing all aspects of the accounting and finance functions, international financial reporting and consolidation, tax compliance, SEC reporting, and serving as a member of the executive management team in executing strategic initiatives, formulating policies and assessing financial viability of new business opportunities. Prior to being named CFO, Ms. Nguyen held various other roles at ILTS, including Director of Finance and Finance Manager. Earlier in her career, Ms. Nguyen held accounting and financial management positions with Phamatech, Inc., Osmonics, Academic Communication Associates, Inc., and AMN Healthcare Services, Inc. Ms. Nguyen received a Bachelors of Science in Business Administration with a concentration in Accounting, from California State University, San Marcos, and is presently enrolled in the Master of Science in Executive Leadership program at the University of San Diego.

Jeffrey D. Janus, CEO of ISCO’s wholly-owned subsidiary, Lifeline Cell Technology has been a director of the company since 2006. He also currently serves as Senior Vice President of ISCO. From 2004 to the present Mr. Janus held the position of president of ISCO. Mr. Janus was appointed the CEO of Lifeline Cell Technology, LLC in January 2004. From 2002 to 2004 Mr. Janus was the Founder and President of Janus Biologics, LLC (Frederick Maryland). From 1998 to 2002 Mr. Janus was Director of Marketing of Human Cell Systems at BioWhittaker Corporation, a Cambrex Company (Walkersville, Maryland) where he expanded the company’s research products portfolio into new fields, including stem cells, and created and implemented the strategy of moving human cell-based research products into the clinical markets. From 1989 through 1998 Mr. Janus played alternate roles as CFO and Director of Marketing in the founding and building of Clonetics Corporation (San Diego, California). Mr. Janus led the product development and marketing of the Clonetics brand, consisting of over 200 human cell and reagent products. The Clonteics brand ultimately captured the largest share of the domestic and international market in its field, maintained profitability and an annual growth rate of 20 percent for over ten consecutive years. Mr. Janus ultimately implemented the sale of Clonetics to BioWhittaker. None of the prior companies Mr. Janus worked with were affinities of ISCO. Mr. Janus is published in the embryonic stem cell field as a member of a team of international scientists that created the first human parthenogenetic stem cells and in the use of human somatic cells for toxicity applications. Mr. Janus obtained an MBA from San Diego State University and a Bachelors of Science degree in Biochemistry from the University of California at Davis.

Ruslan Semechkin, Ph.D, Director, Vice President and CEO of Lifeline Skin Care, Inc., became a Director in October 2008. Dr. Semechkin was trained in medical genetics, stem cell biology and international business administration, and holds an M.S. degree from Faculty of Fundamental Medicine of Moscow State University. He earned his Ph.D. degree in Physiology from Anokhin Research Institute of Normal Physiology, Russian Academy of Medical Sciences. Dr. Semechkin is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has publications in the field of clinical and molecular biology, and is author of various patent applications. Dr. Ruslan Semechkin is the son of Dr. Andrey Semechkin, our Co-Chairman and CEO.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

2.	List of all Financial Statement schedules.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

Exhibit Number	Description

4.8	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

10.1*	Employment Agreement, dated December 1, 2006, by and between International Stem Cell and Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.2*	Employment Agreement, dated October 31, 2006, by and between International Stem Cell and Jeffrey Janus (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.3	First Amendment to Exclusive License Agreement (ACT IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.4	First Amendment to Exclusive License Agreement (UMass IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.5	First Amendment to Exclusive License Agreement (Infigen IP), dated as of August 1, 2005, by and between Advanced Cell, Inc. and Lifeline (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.6	Exclusive License Agreement (Infigen IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.7	Exclusive License Agreement (ACT IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.8	Exclusive License Agreement (UMass IP), dated as of May 14, 2004, by and between Advanced Cell Technology, Inc. and PacGen Cellco, LLC (predecessor company of Lifeline) (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.9*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.10	Common Stock Purchase Warrant issued with OID Senior Convertible Note (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 16, 2008).

10.11	Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 18, 2008, File No. 000-51891).

10.12	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 18, 2008, File No. 000-51891).

10.13*	Employment Agreement with Andrey Semechkin (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

10.14*	Employment Agreement with Ruslan Semechkin (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

10.15	Preferred Stock Purchase Agreement dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 6, 2009, File No. 000-51891).

10.16*	Amended and Restated Employment Agreement with Brian Lundstrom dated May 11, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 13, 2011, File No. 000-51891).

10.17*	Employment offer letter with Kurt May dated June 9, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2011, File No. 000-51891).

10.18*	Employment Offer Letter with Linh Nguyen dated September 20, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 27, 2011, File No. 000-51891).

10.19*	Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed on March 30, 2010, File No. 000-51891).

Exhibit Number	Description

10.20	Preferred Stock Purchase Agreement dated May 4, 2010 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed May 5, 2010, File No. 000-51891).

10.21	Common Stock Purchase Agreement, dated as of December 9, 2010, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 13, 2010, File No. 000-51891).

10.22	Registration Rights Agreement, dated as of December 9, 2010, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on December 13, 2010, File No. 000-51891).

10.23	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010, File No. 000-51891).

10.24	Exchange Agreement with Socius CG II, Ltd. dated June 11, 2010 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 6, 2010, File No. 000-51891).

10.25	Exchange Agreement with Optimus Capital Partners, LLC dated June 11, 2010 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q filed on August 6, 2010, File No. 000-51891).

10.26*	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed March 30, 2010, File No. 000-51891).

10.27	Standard Multi-Tenant Office Lease – Gross Agreement, dated as of February 19, 2011, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2011, File No. 000-51891).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form S-1 filed on December 17, 2010, File No. 333-171233).

23.1 23.2	Consent of Mayer Hoffmann McCann P.C.. Consent of Vasquez & Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.TAX	XBRL Taxonomy Extension Definition Document

*	Indicates management contract or compensatory plan.

(c)	Financial Statement Schedules. See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ Linh T. Nguyen
Name:	Linh T. Nguyen
Title:	Chief Financial Officer

Dated: March 16, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/S/ ANDREY SEMECHKIN Andrey Semechkin	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2012

/S/ KURT A. MAY Kurt A. May	Chief Operating Officer and President	March 16, 2012

/S/ JEFFREY D. JANUS Jeffrey D. Janus	Sr. Vice President Operations and Director	March 16, 2012

/S/ LINH T. NGUYEN Linh T. Nguyen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2012

/S/ RUSLAN SEMECHKIN Ruslan Semechkin	Vice President and Director	March 16, 2012

/S/ DONALD A. WRIGHT Donald A. Wright	Director	March 16, 2012

/S/ PAUL V. MAIER Paul V. Maier	Director	March 16, 2012

/S/ CHARLES J. CASAMENTO Charles J. Casamento	Director	March 16, 2012

/S/ JAMES BERGLUND Jim Berglund	Director	March 16, 2012

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of International Stem Cell Corporation and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2011, and the related consolidated statements of operations, members’ deficit and stockholders’ equity (deficit), and cash flows for the year then ended and for the period from inception (August 17, 2001) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of International Stem Cell Corporation and Subsidiaries for the period from inception to December 31, 2010. Such statements are included in the cumulative inception to December 31, 2011 totals of the consolidated statements of operations and cash flows and reflect total revenues, total expenses and net loss of 42%, 77% and 83%, respectively, of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2010, included in those cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, and for the period from inception (August 17, 2001) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of International Stem Cell Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2012, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Stem Cell Corporation

(A Development Stage Company)

Oceanside, California

We have audited the accompanying consolidated balance sheet of International Stem Cell Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, members’ deficit and stockholders’ equity (deficit) and cash flows for the year then ended and for the period from inception (August 17, 2001) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended and for the period from inception (August 17, 2001) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vasquez & Company LLP
Los Angeles, California
March 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

We have audited International Stem Cell Corporation and Subsidiaries’ (a development stage company) (“the Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, International Stem Cell Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of International Stem Cell Corporation and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, members’ deficit and stockholders’ equity (deficit), and cash flows for the year then ended and for the period from inception (August 17, 2001) to December 31, 2011, and our report dated March 16, 2012 (which includes an explanatory paragraph relating to the uncertainty of the Company’s ability to continue as a going concern) expressed an unqualified opinion on those consolidated financial statements.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 16, 2012

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$1,337	$5,782
Accounts receivable	140	739
Inventory, net	1,268	856
Prepaid assets	274	228

Total current assets	3,019	7,605
Property and equipment, net	1,420	1,296
Intangible assets, net	1,282	986
Deposits and other assets	16	40

Total assets	$5,737	$9,927

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$885	$583
Accrued liabilities	752	545
Deferred revenue	189	760
Convertible debt and advances	250	250
Warrants to purchase common stock	38	2,400

Total liabilities	2,114	4,538

Stockholders’ Equity
Series D Preferred stock, $0.001 par value 50 shares authorized, 43 issued and outstanding for 2011 and 2010	—	—
Series A Preferred stock, $0.001 par value 5,000,000 shares authorized, 500,000 issued and outstanding for 2011 and 2010, liquidation preferences of $615,000 and $585,000 in 2011 and 2010, respectively	1	1
Series B Preferred stock, $0.001 par value 5,000,000 shares authorized, 300,000 issued and outstanding for 2011 and 2010, liquidation preferences of $367,000 and $349,000 in 2011 and 2010, respectively	0	0
Series C Preferred stock, $0.001 par value 3,000,000 shares authorized, 2,000,000 issued and outstanding for 2011 and 2010, liquidation preferences of $2,387,000 and $2,267,000 in 2011 and 2010, respectively	2	2
Common stock, $0.001 par value 200,000,000 shares authorized, 80,036,315 and 74,771,107 issued and outstanding for 2011 and 2010, respectively	80	75
Subscription receivable on common stock	—	(5)
Additional paid-in capital	63,995	56,170
Deficit accumulated during the development stage	(60,455)	(50,854)

Total stockholders’ equity	3,623	5,389

Total liabilities and stockholders’ equity	$5,737	$9,927

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,		Inception (August 17, 2001) through December 31, 2011
	2011	2010
Product sales	$4,532	$1,568	$7,631
Royalties and license	—	—	135

Total revenue	4,532	1,568	7,766

Development expenses
Cost of sales	1,618	725	3,334
Research and development	4,434	3,374	18,294
Marketing	1,475	860	3,874
General and administrative	8,360	7,071	31,684

Total development expenses	15,887	12,030	57,186

Loss from development activities	(11,355)	(10,462)	(49,420)
Other income (expense)
Settlement with related company	—	—	(93)
Miscellaneous	(163)	(26)	(180)
Dividend and interest income	1	28	94
Interest expense	—	(14)	(2,225)
Change in market value of warrants	2,335	(2,501)	(1,395)
Sublease income	11	252	309

Total other income (expense)	2,184	(2,261)	(3,490)

Loss before income taxes	(9,171)	(12,723)	(52,910)
Provision for income taxes	—	—	7

Net loss	$(9,171)	$(12,723)	$(52,917)

Dividend on preferred stock	(430)	(1,561)	(7,968)

Net loss applicable to common stockholders	$(9,601)	$(14,284)	$(60,885)

Net loss per common share—basic and diluted	$(0.12)	$(0.21)	n/a

Weighted average shares—basic and diluted	77,320	68,762	n/a

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to December 31, 2011

(in thousands)

			Convertible Preferred Stock													Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity	Members’ Deficit
	Common Stock		Issued												Note Subscription
			Series A		Series B		Series C		Series D		Series E		Series F		on Perpetual
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred
Balance at August 17, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution																				100
Net loss for the period from inception																				(141)

Balance at December 31, 2001																				(41)
Members contributions																				250
Net loss for the year ended																				(391)

Balance at December 31, 2002																				(182)
Members contributions																				195
Net loss for the year ended																				(519)

Balance at December 31, 2003																				(506)
Members contribution																				1,110
Net loss for the year ended																				(854)

Activity through December 31, 2004																				(250)
Members contributions																				780
Net loss for the year ended December 31, 2005																				(1,386)

Balance at December 31, 2005																				(856)
Members contribution																				250
Effect of the Reorganization Transactions	20,000	20															2,665	(3,291)	(606)	606
BTHC transactions	2,210	2															(2)		—
Offering costs																	(2,778)		(2,778)
Warrants issued for equity placement services																	1,231		1,231
Warrants issued for services																	222		222
Warrants issued with promissory note																	638		638
Common stock issued for services	1,350	1															1,349		1,350
Issuance of common stock	10,437	11															10,371		10,382
Stock-based compensation																	842		842
Net loss for the year ended December 31, 2006																		(6,584)	(6,584)

Balance at December 31, 2006	33,997	$34	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$14,538	$(9,875)	$4,697	$—

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to December 31, 2011

(in thousands)

			Convertible Preferred Stock													Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity	Members’ Deficit
	Common Stock		Issued												Note Subscription
			Series A		Series B		Series C		Series D		Series E		Series F		on Perpetual
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred
Offering costs																	$(382)		$(382)
Warrants issued for equity placement services																	169		169
Issuance of common stock	1,370	$1															1,369		1,370
Warrants exercised	3	—															3		3
Stock-based compensation																	427		427
Net loss for the year ended December 31, 2007																		(6,072)	(6,072)

Balance at December 31, 2007	35,370	35	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,124	(15,947)	212	—
Issuance of Preferred Stock			1,000	1	550	1	2,000	2	—	—							4,546		4,550
Warrants issued and beneficial conversion feature																	911		911
Issuance of Common Stock for services	3,041	3															593		596
Stock-based compensation																	735		735
Deemed Dividend																	1,582	(1,582)	—
Net loss for the year ended December 31, 2008																		(6,571)	(6,571)

Balance at December 31, 2008	38,411	38	1,000	1	550	1	2,000	2	—	—	—	—	—	—	—	—	24,491	(24,100)	433	—
Issuance of Preferred Stock									—	—							3,682		3,682
Preferred Stock Subscription																			—
Issuance of Common Stock																			—
For services	1,208	1															941		942
From conversion of preferred stock	3,727	4	(400)	—	(150)	(1)			—	—							(3)		—
From conversion of debt	2,000	2															498		500
From exercise of warrants	4,392	4													(2,700)		3,659		963
From cashless exercise of warrants	3,510	4															279		283
For cash	2,787	3															1,397		1,400
Stock-based compensation																	410		410
Warrants issued for services																	281		281
Options issued for services																	106		106
Deemed Dividend																	3,163	(4,032)	(869)
Cumulative effect adjustment-warrant liabilities																	(1,704)	430	(1,274)
Equity placement shares																	(250)		(250)
Dividend on preferred stock																		(364)	(364)
Net loss for the year ended December 31, 2009															(9)			(8,504)	(8,513)

Balance at December 31, 2009	56,035	$56	600	$1	400	$—	2,000	$2	—	$—	—	$—	—	$—	$(2,709)	$—	$36,950	$(36,570)	$(2,270)	$—

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Statements of Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to December 31, 2011

(in thousands)

			Convertible Preferred Stock													Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity	Members’ Deficit
	Common Stock		Issued												Note Subscription
			Series A		Series B		Series C		Series D		Series E		Series F		on Perpetual
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred
Preferred Stock Subscription											—	—	1	0					0
Issuance of Common Stock																			—
For services	749	$1															$1,084		$1,085
From conversion of preferred stock																			—
and options	800	1	(100)	—	(100)	—					—	—	(1)	—			(1)		—
From conversion of debt																			—
From exercise of warrants	5,063	5													(3,254)	(5)	4,747		1,493
From cashless exercise of warrants																			—
and options	1,531	2															1,536		1,538
For cash	10,593	10															10,181		10,190
Stock-based compensation																	2,068		2,068
Warrants issued for services																			—
Options issued for services																			—
Warrants reclassed to equity																	805		805
Deemed dividend on preferred stock																		(1,037)	(1,037)
Accrued and paid dividend on																			—
preferred stock																		(524)	(524)
Swap notes Receivable and Perpetual																			—
Preferred Stock															5,963		(1,200)		4,763
Net loss for the year ended																			—
December 31, 2010																		(12,723)	(12,723)

Balance at December 31, 2010	74,771	75	500	1	300	—	2,000	2	—	—	—	—	—	0	—	(5)	56,170	(50,854)	5,389	—

Issuance of common stock
For services	150	—															303		303
From cashless exercise of warrants	55	—															26		26
From exercise of options and warrants	1,060	1															526		527
For cash	4,000	4															3,354		3,358
Stock-based compensation																	3,541		3,541
Warrants issued for services																	75		75
Stock subscription																5			5
Accrued dividend on preferred stock																		(430)	(430)
Net loss for the year ended December 31, 2011																		(9,171)	(9,171)

Balance at December 31, 2011	80,036	$80	500	$1	300	$—	2,000	$2	—	$—	—	$—	—	$0	$—	$—	$63,995	$(60,455)	$3,623	$—

See accompanying notes to consolidated financial statements

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES (A Developmental Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Inception (August 17, 2001) through December 31, 2011
	2011	2010
Cash flows from operating activities
Net loss	$(9,171)	$(12,723)	$(52,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	289	1,442
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	75	—	297
Non-cash compensation expense	3,540	2,068	8,410
Common stock issued for services	303	1,106	4,297
Change in market value of warrants	(2,335)	2,501	1,395
Amortization of discount on convertible debt	—	—	1,081
Allowance for inventory obsolescence	61	15	76
Interest on perpetual preferred stock notes receivable	—	(26)	(35)
Loss on disposal of fixed assets	24	—	24
Impairment of intangible assets	3	—	3
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	599	(608)	(140)
(Increase) decrease in inventory, net	(473)	(240)	(1,344)
(Increase) decrease in prepaid assets	(46)	18	(274)
(Increase) decrease in deposits and other assets	24	(17)	(16)
Increase (decrease) in accounts payable	302	214	885
Increase (decrease) in accrued expenses	207	164	1,037
Increase (decrease) in deferred revenue	(571)	760	189
Increase (decrease) in related party payable	—	(470)	(165)

Net cash used in operating activities	(6,964)	(6,949)	(35,014)

Investing activities
Purchases of property and equipment	(565)	(300)	(2,489)
Payments for patent licenses and trademarks	(376)	(324)	(1,681)

Net cash used in investing activities	(941)	(624)	(4,170)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	3,358	10,190	26,798
Proceeds from issuance of preferred stock	—	2,411	12,261
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	532	456	988
Payment of preferred stock dividends	(430)	(429)	(1,083)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	—	—	(1,760)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	3,460	12,628	40,521

Net (decrease) increase in cash and cash equivalents	(4,445)	5,055	1,337
Cash and cash equivalents, beginning of period	5,782	727	—

Cash and cash equivalents, end of period	$1,337	$5,782	$1,337

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$30	$372

Cash paid for income taxes	$—	$1	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Deemed dividend on preferred stock	$—	$1,037	$6,683

Conversion of debt to common stock	$—	$—	$500

Accrual of equity placement costs	$—	$(250)	$—

Warrants issued for placement agent services	$—	$—	$1,231

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$95	$95

Conversion of preferred stock	$—	$1	$2

Cashless exercise of warrants	$26	$1,538	$1,847

See accompanying notes to consolidated financial statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

BTHC III, Inc. (“BTHC III” ) was organized in Delaware in June 2005 as a shell company to effect the reincorporation of BTHC III, LLC, a Texas limited liability company. On December 28, 2006, we effected a Share Exchange pursuant to which we acquired all of the stock of International Stem Cell Corporation, a California corporation (“ISC California”). After giving effect to the Share Exchange, the stockholders of ISC California owned 93.7% of our issued and outstanding shares of common stock. As a result of the Share Exchange, ISC California is now our wholly-owned subsidiary, though for accounting purposes it was deemed to have been the acquirer in a “reverse merger.” In the reverse merger, BTHC III is considered the legal acquirer and ISC California is considered the accounting acquirer. On January 29, 2007, we changed our name from BTHC III, Inc. to International Stem Cell Corporation (the “Company”).

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

Lifeline Skin Care, Inc. (“SkinCare”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. SkinCare develops, manufactures and distributes cosmeceutical products, utilizing human parthenogenetic stem cell technologies.

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $620,000 per month, excluding capital expenditures and patent acquisition costs. There can be no assurance that the Company will be successful in maintaining its normal operating cash flows, and that such cash flows will be sufficient to sustain the Company’s operations through 2012. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purposes we entered into a Series G Preferred Stock Agreement and raised $5 million. For further details, see Note 11, Subsequent Events.

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

The Company is a development-stage company with limited and less predictable revenue stream from its Lifeline Skin Care and Lifeline Cell Technology business units. While we continued to expand our sales and marketing efforts to optimize revenue, to date we have generated limited revenue to support our core therapeutic research and development efforts.

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

Inventory

Inventories are accounted for using the first-in, first-out (FIFO) method for Lifeline Skin Care products, and specific identification method for Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consists of trade accounts receivable from the sales of Lifeline Cell Technology’s products and cash withheld by a third party merchant service provider. The amount withheld by the service provider represents a predetermined percentage of cash collected on the Company’s behalf from credit card purchases primarily from sales of SkinCare products. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2011 and 2010, the Company did not have an allowance for bad debt as all accounts receivable were deemed collectible.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $1,677,000 and $1,305,000 at December 31, 2011 and 2010, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $77,000 and $75,000 for the years ended December 31, 2011 and 2010, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2011 and 2010 are $395,000 and $319,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. Based on the impairment analysis performed, the Company did not have material impairment in fiscal years 2011 and 2010.

Lifeline Product Sales

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

Deferred Revenue

The Company recognizes revenue from its Lifeline Skin Care products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LifeLine Skin Care products have a 30-day right of return guarantee and therefore, we defer all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At December 31, 2011 and 2010, net deferred revenue totaled $189,000 and $760,000, respectively.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials, general laboratory supplies and allocation of overhead. Certain of the agreements under which the Company has licensed technology will require the payment of royalties based on the sale of its future products. Such royalties will be recorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products will be classified as a component of cost of sales to the extent such payments become due in the future.

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily composed of costs and expenses for salaries and benefits associated with research and development personnel, overhead and occupancy, contract services, and amortization of license costs for technology used in research and development with alternative future uses.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2011 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$470	$470	$—	$—

LIABILITIES:
Warrants to purchase common stock	$38	$—	$—	$38

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2010 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$4,992	$4,992	$—	$—

LIABILITIES:
Warrants to purchase common stock	$2,400	$—	$—	$2,400

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Beginning balance at December 31, 2009	$2,220
Issuances	—
Adjustments to estimated fair value	180

Ending balance at December 31, 2010	2,400
Issuances	—
Adjustments to estimated fair value	(2,362)

Ending balance at December 31, 2011	$38

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2011, operating loss carryforwards of approximately $34.9 million, which may be applied against future taxable income and will expire in various years through 2031. At December 31, 2010, the company had operating loss carryforwards of approximately $30.6 million. The increase in net operating loss carryforwards for the year ended December 31, 2011 is approximately $4.3 million.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located in the United States. At December 31, 2011, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. All cash balances on deposit with financial institutions are fully insured at December 31, 2010.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of December 31, 2011 and 2010 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants is determined at each reporting date using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end, December 31, 2011, there were 6,569,550 warrants, 11,842,841 vested stock options, and 11,141,598 non-vested stock options outstanding, and at December 31, 2010, there were 6,270,878 warrants, 7,830,216 vested, and 12,888,660 non-vested stock options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the year ended December 31, 2011 and 2010 or the period from inception through December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for annual periods beginning after December 15, 2011. The adoption of the provisions of this guidance is not expected to materially impact on our consolidated financial statements.

2. Inventory

Inventories are accounted for using the first-in, first-out (FIFO) method for Lifeline Skin Care products, and specific identification method for Lifeline Cell Technology products. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$265	$196
Work in process	285	4
Finished goods	794	671

Total	1,344	871
Less: allowance for inventory obsolescence	(76)	(15)

Inventory, net	$1,268	$856

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Machinery and equipment	$969	$734
Computer equipment	358	241
Office equipment	217	81
Leasehold improvements	816	835

	2,360	1,891
Less: accumulated depreciation and amortization	(940)	(595)

Property and equipment, net	$1,420	$1,296

Depreciation expense was $417,000 and $214,000 for the years ended December 31, 2011 and 2010, respectively. From time to time we use equipment that is classified under operating lease arrangements and the expenses related to this equipment is expensed monthly as general and administrative, research and development or sales and marketing expenses.

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

On May 14, 2004, Lifeline amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: UMass IP, ACT IP and Infigen IP, which terms are summarized below. The additional license fees aggregate a total of $400,000 and were secured by separate convertible promissory notes. The notes bore no interest unless they were not repaid at maturity, in which event they shall thereafter bear interest at an annual rate equal the lesser of 10% or the maximum non-usurious rate legally allowed.

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

	UMass IP	ACT IP	Infigen IP
License fee	$150	$225	$25
Royalty rates	3% to 12%	3% to 10%	3% to 10%
Minimum royalties
At 12 months	$15	$15	$8
At 24 months	$30	$38	$8
At 36 months	$45	$61	$7
Annually thereafter	$60	$75	$15
Milestone payments
First commercial product	$250	$250	$250
Sales reaching $5,000,000	$500	$500	$500
Sales reaching $10,000,000	$1,000	$1,000	$1,000

The total amount capitalized related to the acquired ACT licenses was $747,000, and $930,000 related to the other patent acquisition costs.

At December 31, 2011, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2012	$61
2013	61
2014	61
2015	61
2016	61
Thereafter	911

Total	$1,216

5. Related Party Transactions

The Company’s related party transactions were for related party dividends, for a facility lease and for professional services.

Dividend amounts of $108,000 and $107,000 were accrued at both December 31, 2011 and 2010 respectively, to be payable to X-Master, Inc., an entity affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, respectively. In addition, during the years ended December 31, 2011 and 2010, dividends totaling $431,000 and $429,000, respectively, were paid to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. The dividends payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, related to dividends that are payable quarterly to holders of Series D Preferred Stock.

In addition, during the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the year ended December 31, 2011, the Company recorded $106,000 in rent expense that was related to the facility lease arrangement with related parties.

The Company engaged William B. Adams Accountancy Corporation whose owner is an employee of the Company, to provide tax preparation services for the Company. The Company incurred $2,000 during both years ended December 31, 2011 and 2010 for said services.

6. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of December 31, 2011 no revenues were realized from this agreement.

	December 31, 2011	December 31, 2010
Bio Time, Inc. (in thousands)	$250	$250

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

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1,157,000 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each.

Series A Preferred Stock

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase common stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of December 31, 2011 and 2010, the Company had 500,000 shares of the Series A Preferred Stock issued and outstanding.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of December 31, 2011 and 2010, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

In August 2008, in accordance with the anti-dilution provisions of the securities, the conversion rates and exercise price were reduced to $0.25. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25. For Series A and Series B, the beneficial conversion feature and warrants were adjusted to $553,000 and $193,000, and $308,000 and $110,000, respectively.

During the second quarter of 2010, the holders of the warrants issued to the purchasers of Series A and B Preferred Stock signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price is now fixed at $0.25. The modification to the warrants resulted in the change in classification from a liability to equity and the warrants were re-valued at the date of modification. The re-valuation of the warrants resulted in a reduction in the warrant value of $5,276,000 which was recorded as a credit to income. The adjusted value of the warrants of $804,971 was reclassified to Additional Paid-in Capital, thus eliminating any fair value of outstanding warrant liability as of June 30, 2010.

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of common stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a director and Vice President of International Stem Cell. As of December 31, 2011 and 2010, we had 2,000,000 shares of the Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 or up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a director and Vice President of International Stem Cell and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of December 31, 2011 and 2010, we had 43 shares of the Series D Preferred Stock issued and outstanding. The Series D Preferred Stock earns cumulative dividends at a rate of 10% per annum, payable 15 days after each quarter end. Dividends of $108,000 and $107,000 were accrued as of December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 and 2010 Series D Preferred Stock dividends of $429,000 and $429,000 were paid to their holders, respectively.

Series E Preferred Stock

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The deal was structured whereby the Company could draw down funds as needed, but had no obligations to make draws or use these funds if not needed. As funds were drawn down, the Company issued Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock was not convertible into common stock and could be redeemed by the Company after one year. Each issue of Preferred Stock was accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the company’s common stock on the day prior to the date the company gave notice of its election to draw funds. The total exercise value of warrants issued equaled 135% of the drawdown amount. Dividends on the Preferred Stock were payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed a registration statement on July 31, 2009, which was declared effective on September 30, 2009. The investment was used to fund operations and working capital needs of the Company and expand its scientific research.

On July 31, 2009, the Company filed a registration statement with the Securities and Exchange Commission as part of the Preferred Stock Purchase Agreement the Company signed on June 30, 2009, between International Stem Cell Corporation and Optimus Capital Partners. Per the agreement, the Company was required to use its best efforts to promptly file (but in no event later than 30 days after the Effective Date) and cause to become effective as soon as possible a Registration Statement for the sale of all Common Shares. Each Registration Statement was required to comply when it became effective, and, as amended or supplemented, at the time of any Tranche Notice Date, Tranche Closing Date, or issuance of any Common Shares, and at all times during which a prospectus was required by the Act to be delivered in connection with any sale of Common Shares, to comply, in all material respects, with the requirements of the Act. The Company is and has been in compliance with all applicable requirements of that agreement.

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

Series F Preferred Stock

On May 4, 2010, International Stem Cell Corporation entered into a Preferred Stock Purchase Agreement with Socius CG II, Ltd., a Bermuda exempted company (the “Investor”), to sell for up to $10,000,000 up to one thousand (1,000) shares of Series F Preferred Stock (“Series F Preferred”) at a price of $10,000 per Series F Preferred share. The Company was entitled to determine the time and amount of Series F Preferred to be purchased by the Investor and the Company intended to sell all 1,000 shares of Series F Preferred at a single time. The Series F Preferred could not be converted into common stock and was redeemable by the Company. Under the terms of the Agreement, the Company provided the Investor with a non-refundable fee of 250,000 shares of Company common stock (the “Fee Shares”) and issued the Investor a warrant to purchase up to 7,000,000 shares of the Company’s common stock, with the exercise price of $1.93 per share, subject to adjustment. The closing of the sale of the Series F Preferred took place in early June 2010.

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

Common Stock Purchase Agreement

On December 9, 2010, International Stem Cell Corporation (“ISCO” or the “Company”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of ISCO common stock (the “Purchase Shares”) over the term of the Purchase Agreement. In connection with the execution of the Purchase Agreement, ISCO sold Aspire 333,333 shares of common stock for a total of $500,000. Under the Purchase Agreement, the Company also agreed to pay Aspire Capital a commitment fee of 500,000 shares of its common stock. The Company is not obligated to pay any additional expense reimbursement or any placement agent fees in connection with the transaction.

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

Once the Registration Statement (referred to below) is effective, on any day on which the principal market for shares of ISCO common stock is open for trading, over the three-year term of the Purchase Agreement, the Company has the right, in its sole discretion, to provide Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase the number of shares of ISCO common stock specified in the Purchase Notice. The number of shares the Company may designate in the Purchase Notice varies based on the closing price of the ISCO common stock on the date of the Purchase Notice. The Company may direct Aspire Capital to purchase up to: (1) 100,000 shares of common stock so long as the closing price is above $0.25; (2) 150,000 shares of common stock so long as the closing price is above $1.25; (3) 200,000 shares of common stock so long as the closing price is above $1.75 and (4) 300,000 shares of common stock so long as the closing price is above $2.25. The purchase price per share (the “Purchase Price”) for each Purchase Notice is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities.

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

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty. Aspire Capital has agreed not to cause, or engage in any manner whatsoever, any direct or indirect short selling or hedging of ISCO common stock. The Company did not pay any additional amounts to reimburse or otherwise compensate Aspire Capital in connection with the transaction. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

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

During the years ended December 31, 2011 and 2010, the Company has issued 4,000,000 and 833,333, respectively, shares of common stock to Aspire Capital, raising $3.4 million and $500,000, respectively, which was used to fund its operational activities.

Reserved Shares

At December 31, 2011, the Company had shares reserved for future issuance as follows:

Options outstanding	22,984,439
Options available for future grant	17,405,173
Convertible preferred stock	28,473,200
Warrants	6,569,550

75,432,362

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2011, operating loss carryforwards of approximately $34,899,000, which may be applied against future taxable income and will expire in various years through 2031. At December 31, 2010, the Company had operating loss carryforwards of approximately $30,615,000. The increase in carryforwards for the year ended December 31, 2011 is approximately $4,284,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2011 and December 31, 2010 follows:

	December 31, 2011	December 31, 2010
Statutory federal income tax rate	35%	35%
Permanent items	(4)%	—
State income taxes, net of federal taxes	7%	6%
Change in valuation allowance	(41)%	(41)%
Tax credits claimed	2%	—
Other	1%	—

Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. The Company does not have any material uncertain tax positions as of December 31, 2011 and 2010. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2011 will materially change in the next 12 months.

The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets (liabilities)
Current deferred tax assets (liabilities)	$148	$462
Deferred revenues	113	—

Current deferred tax assets	$261	$462
Valuation allowances	(261)	(462)

Net current deferred tax assets	$—	$—

Net operating loss carryforwards	$14,590	$12,776
Stock based compensation	1,862	—
Research and development tax credit	842	342

Non-current deferred tax assets	$17,294	$13,118
Valuation allowances	(17,294)	(13,118)

Net non-current deferred tax assets	$—	$—

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	December 31, 2011	December 31, 2010
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the year ended December 31, 2011, the Company recognized $3.5 million of stock-based compensation, of which approximately $808,000 related to research and development expense, $171,000 related to sales and marketing expense and $2.5 million related to general and administrative expense. During the year ended December 31, 2010, the Company recognized $2.1 million of stock-based compensation, of which approximately $414,000 related to research and development expense, $103,000 related to sales and marketing expense and $1.6 million related to general and administrative expenses. Unrecognized compensation cost related to stock options as of December 31, 2011 was $7,454,000 and the weighted average life of these outstanding stock options is approximately 2.87 years.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statement of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2011 and 2010:

	2011	2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.81%	1.92%
Expected stock price volatility	81%	68%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	6.13 yrs	5.98 yrs

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued as of December 31, 2011:

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	2,274,300	6.58	$0.44	1,833,200	6.52	$0.44
$0.51-$0.75	9,969,700	8.00	$0.62	4,851,502	7.89	$0.62
$0.76-$1.00	3,091,839	4.79	$0.98	2,697,039	4.08	$1.00
$1.01-$1.25	380,500	9.12	$1.10	141,701	8.74	$1.11
$1.26-$1.50	1,418,100	8.16	$1.31	646,300	7.64	$1.34
$1.51-$3.20	5,850,000	8.82	$1.94	1,673,099	8.43	$2.04

	22,984,439	7.67	$1.04	11,842,841	6.88	$0.92

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2009	8,112,037	$0.76
Granted	2,683,000	$1.34
Exercised	(547,400)	$0.75
Canceled or expired	(237,700)	$0.63

Outstanding at December 31, 2010	10,009,937	$0.92
Granted	6,997,500	$1.69
Exercised	(300,820)	$0.50
Canceled or expired	(1,976,410)	$1.17

Outstanding at December 31, 2011	14,730,207	$1.26

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2009	11,049,593	$0.64
Granted	—	$—
Exercised	(311,905)	$0.80
Canceled or expired	(28,749)	$0.62

Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(2,000,537)	$0.62

Outstanding at December 31, 2011	8,254,232	$0.65

Warrants

Brookstreet Securities Corporation

As of December 31, 2006, Brookstreet Securities Corporation (“Brookstreet”) had earned 1,976,190 warrants as partial compensation for its services as placement agent for the raising of equity capital. An additional 274,000 warrants were earned by Brookstreet in the first quarter of 2007, for a total of 2,250,190 warrants related to the Company’s private placement. In addition, 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,000 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1.2 million. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9.9 million and are offset by cash offering costs of $1.5 million as well as the non-cash offering cost of $1.2 million related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, an average risk free interest rate of 4.58% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.

The number of warrants converted into common stock by Brookstreet was 484,675 for the completion of the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the shares whose sale was finalized in 2007 was $1.2 million net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each.

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price it pays for converting its warrants and resulted in a deemed dividend of $337,000. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1.2 million in 2006 and $169,000 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. Prior to 2009, the Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0%, and volatility of 70.57%. During 2009, the Company issued a total of 3,510,206 shares of common stock which related to warrants originally issued to Brookstreet. Brookstreet converted a total of 612,267 warrants into 484,675 shares of common stock at an average cashless conversion price of $0.56 per share.

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revaluate the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividend rate derived from the Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in warrant liabilities of $38,000 and $2.4 million as of December 31, 2011 and 2010, respectively. In addition, in the year ended December 31, 2011 and 2010, we recorded income of $2.3 million and expense of $2.5 million, respectively, in our consolidated condensed statements of operations related to the change in the fair value of warrants.

As of December 31, 2011, Brookstreet had 1,721,629 of warrants outstanding at an exercise price of $0.56.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,629,623 warrants to various investors at an exercise price of $0.80 per share of which 1,317,921 remain outstanding at December 31, 2011. In addition 1,400,000 warrants were issued to YKA Partners, an affiliated company of our Co-Chairman of the Board with an exercise price of $0.25 per share all of which remain outstanding at December 31, 2011.

Warrants issued with Preferred Stock

During 2008, in connection with the Company’s fund raising efforts, two warrants were issued to purchase shares of common stock with the purchase of one Series A Preferred Stock, where an additional 2,000,000 common stock warrants were outstanding and two warrants to purchase shares of common stock with the purchase of one Series B Preferred Stock, where an additional 1,100,000 common stock warrants were outstanding. As of December 31, 2010, 400,000 warrants related to the Series A Preferred Stock were converted into 800,000 common shares.

As of December 31, 2011, there were 1,600,000 warrants related to the Series A Preferred Stock and 300,000 warrants related to the Series B Preferred Stock, each at an exercise price of $0.25 per share.

Warrants issued to BioTime

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”). Based on the agreement, Bio Time agreed to pay the Company an advance of $250,000 to produce, make, and distribute joint products (as defined in that agreement). As part of the agreement, the Company issued warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expire 4 years from date of grant.

Warrants issued in connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to SkinCare to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years.

Accordingly, there were warrants for 100,000 shares of common stock at a strike price of $1.50 vested as of December 31, 2011 in connection with the agreement. The Company valued the warrants issued in connection with the SkinCare Marketing Agreement using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.94%, a dividend yield of 0%, and volatility of 134%.

Share data related to warrant transactions for the years ended December 31, 2011 and 2010 were as follows:

									Price per Share
	Series A	Series B	YKA Loan	Biotime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Shares	Range	Weighted average exercise price
Outstanding, December 31, 2009	2,000,000	1,100,000	1,400,000	30,000	1,629,623	3,405,929	—	9,565,552	$0.25 -0.80	$0.45

2010
Issued								—
Excercised	(400,000)	(600,000)			(248,902)	(1,645,772)		(2,894,674)	0.25 -0.80	0.47
Forfeited

Outstanding, December 31, 2010	1,600,000	500,000	1,400,000	30,000	1,380,721	1,760,157	—	6,670,878	$0.25 -0.80	$0.45

2011
Issued							200,000	200,000	1.50 -2.00	1.75
Excercised		(200,000)			(62,800)	(38,528)		(301,328)	0.25 -0.80	0.40
Forfeited

Outstanding, December 31, 2011	1,600,000	300,000	1,400,000	30,000	1,317,921	1,721,629	200,000	6,569,550	$0.25-2.00	$0.49

10. Commitments and Contingencies

Leases

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2016. Our current base rent is $8,095 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

During 2010 we utilized a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, and we moved into a new manufacturing facility in Frederick, Maryland. Our base rent in the new facilities is $6,143 per month for the first year, increasing to $11,236 in 2012. The initial lease term expires December 31, 2015 and there is an option for an additional five years. These new facilities are located in Frederick, Maryland and are used for laboratory and administration purposes.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which was occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began rent payments in March 2011 once it occupied the facilities, at an initial rate of $5,118 per month. The lease was amended effective July 2011 to account for additional square footage occupied by Company personnel. As such, the initial monthly rate has increased to $9,018 per month. In addition, the monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance. In addition, the Company will pay its proportionate share of the CC&R fees.

S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are consistent with the terms that could be obtained for comparable facilities from an unaffiliated party.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011, are as follows (in thousands):

Amount
2012	$360
2013	363
2014	359
2015	370
2016	98

Total	$1,550

Marketing Arrangement and Agreement

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization that would serve as a consultant and assist in marketing for Lifeline Skin Care, Inc., a wholly-owned subsidiary of International Stem Cell, to sell its skin care products through various proprietary mailings. As part of the arrangement, there were various phases and objectives to accomplish, one of which was the potential formation of a joint venture in the future between the parties. Based on the arrangement, SkinCare paid 40% of net profits (as defined in the arrangement) generated from the proprietary mailings.

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to SkinCare to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. The Company recognized $75,000 in stock-based compensation from warrants issued for services during the year ended December 31, 2011.

SkinCare incurred $430,000 as marketing expenses for the year ended December 31, 2011 under the terms of this arrangement and agreement.

Customer Concentration

During the year ended December 31, 2011, a major customer accounted for 13% of our consolidated revenues, and another major customer accounted for approximately 11% of consolidated revenues. During year ended December 31, 2010, a major customer accounted for approximately 38% of revenues, and two other customers each accounted for 13% of revenues. No other single customer accounted for more than 10% of our revenues for any period presented.

11. Subsequent Events

Entry Into Material Definitive Agreement

On March 9, 2012, to obtain funding for working capital purposes, International Stem Cell Corporation (the “Company”) entered into a Series G Preferred Stock Purchase Agreement (the “Series G Agreement”) with AR Partners, LLC (the “Purchaser”) to sell five million (5,000,000) shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Chairman and Chief Executive Officer, and Dr. Ruslan Semechkin, an executive officer and director. The sale of the Series G Preferred was completed on March 9, 2012.

The shares of Series G Preferred were offered and sold to the Purchaser in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Purchaser is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In connection with the Series G Agreement, the Company entered into an Amended and Restated Investors’ Rights Agreement (the “Investors’ Rights Agreement”) with the Purchaser and each of the Series D investors listed on Schedule A thereto (together with the Purchaser, the “Investors”). The Investors’ Rights Agreement supersedes the similar agreement that was entered into in connection with the sale of Series D Preferred Stock. Pursuant to the Investors’ Rights Agreement, the Investors have a participation right, whereby they may purchase their pro rata share of any private offering of securities being offered by the Company, subject to certain exceptions. The Investors’ Rights Agreement also requires the Company to obtain approval from the Board of Directors, including the affirmative vote of each of the directors elected by the Series C Preferred Stock, the Series D Preferred Stock and the Series G Preferred Stock, respectively, for specified transactions. Additionally, the Company also entered into a Management Rights Letter (the “Management Rights Letter”), pursuant to which the Company granted the Purchaser certain ongoing access and information rights.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers

Concurrently with the closing of the Series G Preferred financing, the holders thereof nominated two directors as provided in the Certificate of Designation for the Series G Preferred discussed below. Those initial directors are Don Wright, or an existing independent director and James Berglund, each of whom is an “independent” director as defined by the Nasdaq Marketplace Rules. Mr. Berglund was elected to the Board of Directors by the existing members of the Board. Pursuant to the Certificate of Designation for the Series G Preferred, these directors will be reviewed on an annual basis by the independent directors or a committee of independent directors for nomination for reelection by the stockholders of the Company, consistent with the procedures in place for the other independent directors.

Pursuant to the agreement among the parties that the size of the Board would remain at seven directors, Mr. Kenneth Aldrich resigned from the Board and other officer positions, effective as of March 9, 2012. Simultaneously with Mr. Aldrich’s resignation, Mr. Aldrich and the Company entered into (i) a consultation contract with a term of six months (the “Consultation Contract”) and (ii) a longer-term agreement to provide consulting services for a term of five years (the “Aldrich Consulting Services Agreement”). Pursuant to the Consultation Contract, Mr. Aldrich agreed to make himself available to the Company for a minimum of 52 hours per month to provide certain consulting services with respect to general business and financial affairs of the Company. As compensation under the Consultation Contract the Company has agreed to pay Mr. Aldrich a fee of $10,000 per month and reimburse him for related expenses. Pursuant to the Aldrich Consulting Services Agreement, Mr. Aldrich agreed to provide the Company consulting services up to 10 hours per month, as may be requested by the Board of Directors or certain of the Company’s officers. As compensation under the Aldrich Consulting Services Agreement, the Company has agreed to pay Mr. Aldrich a fee of $100 per month and $500 per hour for services specifically provided.

Pursuant to the terms of the Series G Agreement, on March 9, 2012, the Board of Directors elected James Berglund (as a designee of the holders of Series G Preferred) to the Board of Directors for a term that expires at the next annual meeting of stockholders. The Board of Directors has not decided the committees on which Mr. Berglund would serve.

On March 9, 2012, Jeffrey Janus, a director and the Senior Vice President, Operations of the Company and Chief Executive Officer and President of the Company’s wholly-owned subsidiary, Lifeline Cell Technology, entered into an agreement with the Company to provide consulting services for a term of five years (the “Janus Consulting Services Agreement”) to allow the Company to continue to access Mr. Janus’ historical knowledge and experience in the event he were to leave his current position as an executive officer of the Company for any reason. Pursuant to the Janus Consulting Services Agreement, Mr. Janus agreed to provide the Company consulting services up to 10 hours per month, as may be requested by the Board of Directors or certain of the Company’s officers. As compensation under the Janus Consulting Services Agreement, the Company has agreed to pay Mr. Janus a monthly fee of $100 per month and $350 per hour for services specifically provided. The hourly rate will not apply so long as Mr. Janus remains a full time employee and the Company does not anticipate any change in Mr. Janus’ status as a full time executive of the Company.

Amendment of Articles of Incorporation or Bylaws; Change in Fiscal Year

To create the Series G Preferred sold to the Purchaser under the Series G Agreement, on March 8, 2012, the Company amended its Certificate of Incorporation by filing a Certificate of Designation of Rights, Preferences, Privileges and Restrictions of the Series G Preferred (the “Series G Certificate of Designation”). The Series G Preferred is convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price. The Series G Preferred has priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, plus any accrued but unpaid dividends, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred Stock then outstanding. From the date of issuance of the Series G Preferred, dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrue on such shares of Series G Preferred. Dividends accrue quarterly and are cumulative. Each share of Series G Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G directors or increase the authorized number of shares of Series G Preferred.

Additional Financing from Aspire Capital Fund, LLC.

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014. From commencement through December 31, 2011, we sold a total of 4,333,333 shares to Aspire Capital for an aggregate of $3,858,000. Additionally, from January 1, 2012 through March 16, 2012, we sold an additional 5,000,000 shares to Aspire Capital for an aggregate of $2,084,000.