Form 10-Q
period 2012-03-31
International Stem Cell CORP
filed 2012-05-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 4, 2012 the Registrant had 87,036,315 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

INDEX TO FORM 10-Q

		Page Numbers
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
Condensed Consolidated Balance Sheets		3
Condensed Consolidated Statements of Operations		4
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)		5
Condensed Consolidated Statements of Cash Flows		9
Notes to Unaudited Condensed Consolidated Financial Statements		10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 INSTANCE DOCUMENT
Exhibit 101 SCHEMA DOCUMENT
Exhibit 101 CALCULATION LINKBASE DOCUMENT
Exhibit 101 DEFINITION LINKBASE DOCUMENT
Exhibit 101 LABELS LINKBASE DOCUMENT
Exhibit 101 PRESENTATION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$6,013	$1,337
Accounts receivable	257	140
Inventory, net	1,228	1,268
Prepaid expenses and other current assets	297	274

Total current assets	7,795	3,019
Property and equipment, net	1,356	1,420
Intangible assets, net	1,419	1,282
Deposits and other assets	16	16

Total assets	$10,586	$5,737

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Accounts payable	$719	$777
Accrued liabilities	813	752
Deferred revenue	112	189
Related party payable	64	108
Advances	250	250
Warrants to purchase common stock	—	38

Total current liabilities	1,958	2,114

Convertible Redeemable Series G Preferred stock, $0.001 par value 5,000,000 shares and 0 were authorized, issued and outstanding at March 31, 2012 and December 31, 2011, respectively, liquidation preferences of $5,018 and $0 at March 31, 2012 and December 31, 2011, respectively	4,959	—
Commitments and contingencies
Stockholders’ Equity
Series D Preferred stock, $0.001 par value 50 shares authorized, 43 issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Series A Preferred stock, $0.001 par value 5,000,000 shares authorized, 0 and 500,000 issued and outstanding at March 31, 2012 and December 31, 2011, respectively, liquidation preferences of $0 and $615 at March 31, 2012 and December 31, 2011, respectively	0	1
Series B Preferred stock, $0.001 par value 5,000,000 shares authorized, 300,000 issued and outstanding at March 31, 2012 and December 31, 2011, liquidation preferences of $372 and $367 at March 31, 2012 and December 31, 2011, respectively	0	0
Series C Preferred stock, $0.001 par value 3,000,000 shares authorized, 2,000,000 issued and outstanding at March 31, 2012 and December 31, 2011, liquidation preferences of $2,420 and $2,387 at March 31, 2012 and December 31, 2011, respectively	2	2
Common stock, $0.001 par value 200,000,000 shares authorized, 87,036,315 and 80,036,315 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	87	80
Additional paid-in capital	68,169	63,995
Deficit accumulated during the development stage	(64,589)	(60,455)

Total stockholders’ equity	3,669	3,623

Total liabilities, redeemable preferred stock and stockholders’ equity	$10,586	$5,737

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Inception (August 17, 2001) through March 31, 2012
	2012	2011
Revenues
Product sales	$1,077	$1,515		$8,708
Royalties and license	—	—		135

Total revenue	$1,077	$1,515		$8,843

Development expenses
Cost of sales	324	429		3,658
Research and development	937	1,004		19,231
Marketing	496	318		4,370
General and administrative	2,039	2,233		33,723

Total development expenses	3,796	3,984		60,982

Loss from development activities	(2,719)	(2,469)		(52,139)

Other income (expense)
Settlement with related company	—	—		(93)
Miscellaneous income (expense)	1	1		(179)
Dividend income	—	—		94
Interest expense	—	—		(2,225)
Sublease income	3	2		312
Change in market value of warrants	38	871		(1,357)

Total other income (expense), net	42	874		(3,448)

Loss before income taxes	(2,677)	(1,595)		(55,587)
Provision for income taxes	—	—		7

Net loss	$(2,677)	$(1,595)		$(55,594)

Deemed dividend on preferred stock	(1,375)	—		(1,375)
Dividend on preferred stock	(82)	(106)		(8,050)

Net loss applicable to common stockholders	$(4,134)	$(1,701)		$(65,019)

Net loss per common share-basic and diluted	$(0.05)	$(0.02)	$	n/a

Weighted average shares-basic and diluted	82,485	75,326		n/a

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2012

(in thousands)

(Unaudited)

					Convertible Preferred Stock													Sub- scrip- tion Receiv- able on Common Stock	Addi- tional Paid-in Capital	Deficit accumula- ted during the Develop- ment Stage	Total Stock- holders’ Equity	Mem- bers’ Deficit
			Common Stock		Issued												Note Subscrip- tion on Perpetual Preferred
	Redeemable Series G Preferred Stock				Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution																						100
Net loss for the period from inception																						(141)

Balance at December 31, 2001																						(41)
Members contributions																						250
Net loss for the year ended																						(391)

Balance at December 31, 2002																						(182)
Members contributions																						195
Net loss for the year ended																						(519)

Balance at December 31, 2003																						(506)
Members contribution																						1,110
Net loss for the year ended																						(854)

Activity through December 31, 2004																						(250)
Members contributions																						780
Net loss for the year ended December 31, 2005																						(1,386)

Balance at December 31, 2005																						(856)
Members contribution																						250
Effect of the Reorganization Transactions			20,000	20															2,665	(3,291)	(606)	606
BTHC transactions			2,210	2															(2)		—
Offering costs																			(2,778)		(2,778)
Warrants issued for equity placement services																			1,231		1,231
Warrants issued for services																			222		222
Warrants issued with promissory note																			638		638
Common stock issued for services			1,350	1															1,349		1,350
Issuance of common stock			10,437	11															10,371		10,382
Stock-based compensation																			842		842
Net loss for the year ended December 31, 2006																				(6,584)	(6,584)

Balance at December 31, 2006			33,997	$34	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$14,538	$(9,875)	$4,697	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2012

(in thousands)

(Unaudited)

					Convertible Preferred Stock													Sub- scrip- tion Receiv- able on Common Stock	Addi- tional Paid-in Capital	Deficit accumula- ted during the Develop- ment Stage	Total Stock- holders’ Equity	Mem- bers’ Deficit
			Common Stock		Issued												Note Subscrip- tion on Perpetual Preferred
	Redeemable Series G Preferred Stock				Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Offering costs																			$(382)		$(382)
Warrants issued for equity placement services																			169		169
Issuance of common stock			1,370	$1															1,369		1,370
Warrants exercised			3	—															3		3
Stock-based compen- sation																			427		427
Net loss for the year ended December 31, 2007																				(6,072)	(6,072)

Balance at December 31, 2007			35,370	35	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,124	(15,947)	212	—
Issuance of Preferred Stock					1,000	1	550	1	2,000	2	—	—							4,546		4,550
Warrants issued and beneficial conversion feature																			911		911
Issuance of Common Stock for services			3,041	3															593		596
Stock-based compen- sation																			735		735
Deemed Dividend																			1,582	(1,582)	—
Net loss for the year ended December 31, 2008																				(6,571)	(6,571)

Balance at December 31, 2008			38,411	38	1,000	1	550	1	2,000	2	—	—	—	—	—	—	—	—	24,491	(24,100)	433	—
Issuance of Preferred Stock											—	—							3,682		3,682
Preferred Stock Subscription																					—
Issuance of Common Stock																					—
For services			1,208	1															941		942
From conversion of preferred stock			3,727	4	(400)	—	(150)	(1)			—	—							(3)		—
From conversion of debt			2,000	2															498		500
From exercise of warrants			4,392	4													(2,700)		3,659		963
From cashless exercise of warrants			3,510	4															279		283
For cash			2,787	3															1,397		1,400
Stock-based compen- sation																			410		410
Warrants issued for services																			281		281
Options issued for services																			106		106
Deemed Dividend																			3,163	(4,032)	(869)
Cumulative effect adjustment- warrant liabilities																			(1,704)	430	(1,274)
Equity placement shares																			(250)		(250)
Dividend on preferred stock																				(364)	(364)
Net loss for the year ended December 31, 2009																	(9)			(8,504)	(8,513)

Balance at December 31, 2009			56,035	$56	600	$1	400	$—	2,000	$2	—	$—	—	$—	—	$—	$(2,709)	$—	$36,950	$(36,570)	$(2,270)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2012

(in thousands)

(Unaudited)

					Convertible Preferred Stock													Sub- scrip- tion Receiv- able on Common Stock	Addi- tional Paid-in Capital	Deficit accumula- ted during the Develop- ment Stage	Total Stock- holders’ Equity	Mem- bers’ Deficit
	Redeemable Series G Preferred Stock		Common Stock		Issued												Note Subscrip- tion on Perpetual Preferred
					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock Subscription													—	—	1	0					0
Issuance of Common Stock																					—
For services			749	$1															$1,084		$1,085
From conversion of preferred stock																					—
and options			800	1	(100)	—	(100)	—					—	—	(1)	—			(1)		—
From conversion of debt																					—
From exercise of warrants			5,063	5													(3,254)	(5)	4,747		1,493
From cashless exercise of warrants																					—
and options			1,531	2															1,536		1,538
For cash			10,593	10															10,181		10,190
Stock-based compensation																			2,068		2,068
Warrants issued for services																					—
Options issued for services																					—
Warrants reclassified to equity																			805		805
Deemed dividend on preferred stock																				(1,037)	(1,037)
Accrued and paid dividend on																					—
preferred stock																				(524)	(524)
Swap notes Receivable and Perpetual																					—
Preferred Stock																	5,963		(1,200)		4,763
Net loss for the year ended																					—
December 31, 2010																				(12,723)	(12,723)

Balance at December 31, 2010			74,771	75	500	1	300	—	2,000	2	—	—	—	—	—	0	—	(5)	56,170	(50,854)	5,389	—
Issuance of common stock
For services			150	—															303		303
From cashless exercise of warrants			55	—															26		26
From exercise of options and warrants			1,060	1															526		527
For cash			4,000	4															3,354		3,358
Stock-based compensation																			3,541		3,541
Warrants issued for services																			75		75
Stock subscription																		5			5
Accrued dividend on preferred stock																				(430)	(430)
Net loss for the year ended December 31, 2011																				(9,171)	(9,171)

Balance at December 31, 2011			80,036	$80	500	$1	300	$—	2,000	$2	—	$—	—	$—	—	$0	$—	$—	$63,995	$(60,455)	$3,623	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2012

(in thousands)

(Unaudited)

							Convertible Preferred Stock											Sub- scrip- tion Receiv- able on Com- mon Stock	Addi- tional Paid-in Capital	Deficit accu -mula- ted during the Develop- ment Stage	Total Stock- holders’ Equity	Mem- bers’ Deficit
			Common Stock				Issued										Note Sub- scrip- tion on Per- petual Pre- ferred
	Redeemable Series G Preferred Stock				Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59	5,000	4,941
Beneficial conversion feature for Series G preferred stock		(1,375)																	1,375		1,375
Issuance of common stock
From conversion of Series A preferred stock			2,000	2	(500)	(1)													(1)		—
For cash			5,000	5															2,079		2,084
Stock-based compensation																			685		685
Warrants issued for services																			36		36
Accrued dividend on preferred stock		18																		(82)	(82)
Deemed dividend on preferred stock		1,375																		(1,375)	(1,375)
Net loss for the quarter ended March 31, 2012																				(2,677)	(2,677)

Balance at March 31, 2012	5,000	$4,959	87,036	$87	—	$—	300	$—	2,000	$2	—	$—	—	$—	—	$—	$—	$—	$68,169	$(64,589)	$3,669	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Inception (August 17, 2001) through March 31, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(2,677)	$(1,595)	$(55,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	116	1,567
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	36	—	333
Non-cash compensation expense	685	889	9,095
Common stock issued for services	—	303	4,297
Change in market value of warrants	(38)	(871)	1,357
Amortization of discount on convertible debt	—	—	1,081
Allowance for inventory obsolescence	(15)	—	61
Interest on perpetual preferred stock notes receivable	—	—	(35)
Loss on disposal of fixed assets	—	—	24
Impairment of intangible assets	18	—	21
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(117)	463	(257)
(Increase) decrease in inventory, net	55	(256)	(1,289)
(Increase) decrease in prepaid assets	(23)	(22)	(297)
(Increase) decrease in deposits and other assets		12	(16)
Increase (decrease) in accounts payable	(58)	522	827
Increase (decrease) in accrued expenses	61	(24)	1,098
Increase (decrease) in deferred revenue	(77)	(506)	112
Increase (decrease) in related party payable	—	—	(165)

Net cash used in operating activities	(2,025)	(970)	(37,039)

Investing activities
Purchases of property and equipment	(44)	(284)	(2,533)
Payments for patent licenses and trademarks	(172)	(30)	(1,853)

Net cash used in investing activities	(216)	(314)	(4,386)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	2,084	576	28,883
Proceeds from issuance of preferred stock	4,941	—	17,201
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	—	335	988
Payment of preferred stock dividends	(108)	(107)	(1,191)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	—	—	(1,760)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	6,917	804	47,438

Net (decrease) increase in cash and cash equivalents	4,676	(479)	6,013
Cash and cash equivalents, beginning of period	1,337	5,782	—

Cash and cash equivalents, end of period	$6,013	$5,303	$6,013

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$372

Cash paid for income taxes	$—	$—	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Accretion of preferred stock dividends	$18	$—	$18

Deemed dividend on preferred stock	$1,375	$—	$8,058

Conversion of debt to common stock	$—	$—	$500

Accrual of equity placement costs	$—	$—	$—

Warrants issued for placement agent services	$—	$—	$1,231

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$—	$95

Conversion of preferred stock	$—	$—	$2

Cashless exercise of warrants	$—	$23	$1,847

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Business Combination and Corporate Restructure

BTHC III, Inc. (“BTHC III” or the “Company”) was organized in Delaware in June 2005 as a shell company to effect the reincorporation of BTHC III, LLC, a Texas limited liability company. On December 28, 2006, the Company effected a Share Exchange pursuant to which it acquired all of the stock of International Stem Cell Corporation, a California corporation (“ISC California”). After giving effect to the Share Exchange, the stockholders of ISC California owned 93.7% of issued and outstanding shares of common stock. As a result of the Share Exchange, ISC California is now the wholly-owned subsidiary, though for accounting purposes it was deemed to have been the acquirer in a “reverse merger.” In the reverse merger, BTHC III is considered the legal acquirer and ISC California is considered the accounting acquirer. On January 29, 2007, the Company changed its name from BTHC III, Inc. to International Stem Cell Corporation.

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently the Company’s burn rate is approximately $700,000 per month, excluding capital expenditures and patent costs. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2013. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purposes the Company sold 5,000,000 shares of Series G Preferred Stock raising $5 million and during the first quarter of 2012 sold 5,000,000 shares of common stock to Aspire Capital Fund, LLC for $2.1 million. For further discussion, see Note 6, Capital Stock, Series G Preferred Stock.

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

The Company is a development-stage company with limited and less predictable revenue stream from its Lifeline Skin Care and Lifeline Cell Technology business units. While the Company continued to expand its sales and marketing efforts to optimize revenue, to date it has generated limited revenue to support our core therapeutic research and development efforts.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.

They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2011. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any interim period or an entire year.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method for Lifeline Skin Care products, and specific identification method for Lifeline Cell Technology products. Inventory balances are stated at the lower of cost or market. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of Lifeline Cell Technology’s products and cash withheld by a third party merchant service provider. The amount withheld by the service provider represents a predetermined percentage of cash collected on the Company’s behalf from credit card purchases primarily resulted from sales of Skin Care products. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2012 and December 31, 2011, the Company did not have an allowance for bad debt as all accounts receivable were deemed collectible.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $1,830,000 and $1,677,000 at March 31, 2012 and December 31, 2011, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense amounted to $17,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively, and is included in research and development expense. Accumulated amortization as of March 31, 2012 and December 31, 2011 are $411,000 and $395,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. Based on the impairment analysis performed, the Company did not have material impairment in the three months ended March 31, 2012 and December 31, 2011.

Lifeline Product Sales

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

Deferred Revenue

The Company recognizes revenue from its LifeLine Skin Care products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LifeLine Skin Care products have a 30-day right of return guarantee and therefore, the Company defers all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At March 31, 2012 and December 31, 2011, net deferred revenue totaled $112,000 and $189,000, respectively.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products and include related direct materials general laboratory supplies and allocation of overhead. Certain of the agreements under which the Company has licensed technology will require the payment of royalties based on the sale of its future products. Such royalties will be recorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to developed technologies used in the Company’s products will be classified as a component of cost of sales to the extent such payments become due in the future.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of March 31, 2012 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5,305	$5,305	$—	$—

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2011 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$470	$470	$—	$—

LIABILITIES:
Warrants to purchase common stock	$38	$—	$—	$38

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Beginning balance at December 31, 2010	2,400
Issuances	—
Adjustments to estimated fair value	(2,362)

Ending balance at December 31, 2011	38
Issuances	—
Adjustments to estimated fair value	(38)

Ending balance at March 31, 2012	$—

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life) and transactions using the Black-Scholes option pricing model, e.g., warrants, and stock options, as well as Monte-Carlo valuation method for certain of the Company’s warrants. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in banks located in the United States. At March 31, 2012 and December 31, 2011, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of March 31, 2012 and December 31, 2011 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each reporting date in 2011 using the Monte-Carlo valuation methodology however warrants requiring such valuations have expired in the first quarter of 2012.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2012, there were 4,847,921 warrants, 12,915,561 vested, and 10,240,418 non-vested stock options outstanding; and at December 31, 2011, there were 6,569,550 warrants, 11,842,841 vested, and 11,141,598 non-vested stock options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended March 31, 2012 and 2011 or the period from inception through March 31, 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The amounts reclassified had no effect on total assets, total liabilities, total stockholders’ equity and results of operations of the prior year consolidated financial statements.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2012 , as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 , that are of significance, or potential significance, to us.

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

	March 31, 2012	December 31, 2011
Raw materials	$278	$265
Work in process	282	285
Finished goods	729	794

Total	1,289	1,344
Less: allowance for inventory obsolescence	(61)	(76)

Inventory, net	$1,228	$1,268

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Machinery and equipment	$964	$969
Computer equipment	391	358
Office equipment	219	217
Leasehold improvements	830	816

	2,404	2,360
Less: accumulated depreciation and amortization	(1,048)	(940)

Property and equipment, net	$1,356	$1,420

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $108,000 and $94,000, respectively.

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

The notes could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2007 ACT elected to receive payment and was paid in cash in-lieu of conversion of the notes. The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule (in thousands, except percentages and sales thresholds):

	UMass IP	ACT IP	Infigen IP
License fee	$150	$225	$25
Royalty rates	3% to 12%	3% to 10%	3% to 10%
Minimum royalties
At 12 months	$15	$15	$8
At 24 months	$30	$38	$8
At 36 months	$45	$61	$7
Annually thereafter	$60	$75	$15
Milestone payments
First commercial product	$250	$250	$250
Sales reaching $5,000,000	$500	$500	$500
Sales reaching $10,000,000	$1,000	$1,000	$1,000

As of March 31, 2012, the total amount capitalized related to the acquired ACT licenses of $747,000, and $1,102,000 related to the other patent acquisition costs.

At March 31, 2012, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2012 (remaining nine months)	$46
2013	61
2014	61
2015	61
2016	61
Thereafter	1,074

Total	$1,364

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of March 31, 2012 no revenues were realized from this agreement.

	March 31, 2012	December 31, 2011
BioTime, Inc. (in thousands)	$250	$250

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

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from sale finalized in 2007 were $1,157,000 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitle the holder thereof to purchase that number of shares of common stock for $1.00 each.

Series A Preferred Stock

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase common stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration. Each share of Series A Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. On March 30, 2012, the holder of the remaining 500,000 shares of Series A Preferred Stock, converted his shares to a total of 2,000,000 shares of common stock. As of March 31, 2012 and December 31, 2011, the Company had zero and 500,000 shares of the Series A Preferred Stock issued and outstanding, respectively.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of March 31, 2012 and December 31, 2011, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of common stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-

Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a director and Vice President of International Stem Cell. As of March 31, 2012 and December 31, 2011, we had 2,000,000 shares of the Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 or up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, a director and Vice President of International Stem Cell and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of March 31, 2012 and December 31, 2011, we had 43 shares of the Series D Preferred Stock issued and outstanding. The Series D Preferred Stock earns cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. As of March 31, 2012 and December 31, 2011, Series D Preferred Stock dividends of $64,000 and $108,000 were accrued, respectively. During the three months ended March 31, 2012 and 2011, dividends of $108,000 and $107,000 were paid to the holders, respectively.

Series E Preferred Stock

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The transaction was structured whereby the Company could draw down funds as needed, but had no obligations to make draws or use these funds if not needed. As funds were drawn down, the Company issued Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock was not convertible into common stock and could be redeemed by the Company after one year. Each issue of Preferred Stock was accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the company’s common stock on the day prior to the date the company gave notice of its election to draw funds. The total exercise value of warrants issued equaled 135% of the drawdown amount. Dividends on the Preferred Stock were payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed a registration statement on July 31, 2009, which was declared effective on September 30, 2009. The investment was used to fund operations and working capital needs of the Company and expand its scientific research.

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

Series G Preferred Stock

On March 9, 2012, the Company entered into a Series G Preferred Stock Purchase Agreement (the “Series G Agreement”) with AR Partners, LLC (the “Purchaser”) to sell five million (5,000,000) shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Dr. Ruslan Semechkin, an executive officer and director.

The Series G Preferred is convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price. The Series G Preferred shares have priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, plus any accrued but unpaid dividends, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred Stock then outstanding. From the date of issuance of the Series G Preferred, dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrue on such shares of Series G Preferred. Dividends accrue quarterly and are cumulative. Each share of Series G Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shares shall be independent based on the NASDAQ listing requirements. As of March 31, 2012, Series G Preferred Stock dividend of $18,000 was accrued compared to none as of December 31, 2011. Such dividends were accreted to the carrying value of the Series G preferred stock. No dividend was paid to the holders during the three months ended March 31, 2012 and 2011.

The Company determined that the Series G convertible preferred shares have a contingent redemption feature. As the event that may trigger the redemption of the convertible preferred stock is not solely within the Company’s control, the convertible preferred stock has been classified as mezzanine equity (outside of permanent equity) on the Company’s condensed consolidated balance sheet. Additionally, legal costs related to the Series G financing in the amount of $59,000 were recorded in the mezzanine equity as well.

The Company determined that as the initial conversion price at the date of close of the Series G transaction was lower than the closing market price on that day (March 9, 2012) that a beneficial conversion feature existed in the amount of $1,375,000. Such amount was recorded as a discount on the Series G convertible preferred stock with a corresponding increase in additional paid-in capital. Based on the appropriate accounting guidance, the Company is required to recognize the discount over the period of time from the issuance of preferred shares until the convertible preferred shares can be first converted. As the Series G convertible shares are convertible immediately following their issuance, the discount amount of $1,375,000 was recognized in March 2012 as deemed dividend with a corresponding increase in accumulated deficit.

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

During the three months ended March 31, 2012 and 2011, the Company has issued 5,000,000 and 450,000, respectively, shares of common stock to Aspire Capital, raising $2.1 million and $576,000, respectively, which was used to fund its operational activities.

Reserved Shares

At March 31, 2012, the Company had shares reserved for future issuance as follows:

Options outstanding	23,155,979
Options available for future grant	17,233,633
Convertible preferred stock	38,973,200
Warrants	4,847,921

84,210,733

7. Related Party Transactions

The Company’s related party transactions were for related party dividends and for a facility lease.

Dividend amounts related to Series D and Series G financing, of $82,000 and $108,000 were accrued at March 31, 2012 and December 31, 2011 respectively, to be payable to X-Master, Inc. and AR Partners LLC, entities affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, respectively. The Series D dividends are payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred Stock dividends are cumulative and are payable upon conversion of the Series G shares or upon certain Series G deemed liquidation events.

In addition, during the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended March 31, 2012 and 2011, the Company recorded $27,000 and $5,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

8. Income Taxes

The Company estimated Federal and state tax losses for the current year and recorded a full valuation allowance against all net deferred tax assets. As such, no income tax provision has been recorded for the current period. The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years.

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

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the three months ended March 31, 2012 and 2011, the Company recognized $685,000 and $889,000 as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of March 31, 2012 and 2011 was $6,068,000 and $10,775,000, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 3.4 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.11%	2.31%
Expected stock price volatility	127%	65%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	6.20 yrs	6.04 yrs

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued as of March 31, 2012:

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	2,600,140	6.86	$0.45	1,937,320	6.30	$0.44
$0.51-$0.75	9,920,900	7.76	$0.62	5,397,100	7.65	$0.62
$0.76-$1.00	3,071,839	4.54	$0.98	2,699,839	3.86	$1.00
$1.01-$1.25	375,000	8.90	$1.10	186,001	8.71	$1.11
$1.26-$1.50	1,338,100	7.88	$1.31	680,900	7.44	$1.34
$1.51-$3.20	5,850,000	8.57	$1.94	2,014,401	8.27	$2.01

	23,155,979	7.46	$1.03	12,915,561	6.76	$0.93

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,009,937	$0.92
Granted	6,997,500	$1.69
Exercised	(300,820)	$0.50
Canceled or expired	(1,976,410)	$1.17

Outstanding at December 31, 2011	14,730,207	$1.26
Granted	409,000	$0.49
Exercised	—	$—
Canceled or expired	(237,460)	$0.83

Outstanding at March 31, 2012	14,901,747	$1.24

	Number of Shares issued outside the Plan	Weighted Average Price Per Share
Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(2,000,537)	$0.62

Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at March 31, 2012	8,254,232	$0.65

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revaluate the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividend rate derived from the Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in warrant liabilities of zero and $38,000 as of March 31, 2012 and December 31, 2011, respectively. In addition, in the three months ended March 31, 2012 and 2011, we recorded income of $38,000 and $871,000, respectively, in our consolidated condensed statements of operations related to the change in the fair value of warrants.

The 1,721,629 Brookstreet Warrants outstanding as of December 31, 2011 expired on February 14, 2012, and the Company recorded $38,000 to reduce the fair market value of the warrants to zero as they are no longer outstanding as of March 31, 2012.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,629,623 warrants to various investors at an exercise price of $0.80 per share of which 1,317,921 remain outstanding at March 31, 2012 and December 31, 2011. In addition 1,400,000 warrants were issued to YKA Partners, an affiliated company of our Co-Chairman of the Board with an exercise price of $0.25 per share all of which remain outstanding at March 31, 2012 and December 31, 2011.

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

As of March 31, 2012 and December 31, 2011, there were 1,600,000 warrants related to the Series A Preferred Stock and 300,000 warrants related to the Series B Preferred Stock, each at an exercise price of $0.25 per share.

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

Accordingly, there were warrants for 100,000 shares of common stock at a strike price of $1.50 vested as of December 31, 2011 in connection with the agreement. In addition, 50,000 warrants vested with a strike price of $2.00 on March 31, 2012. The Company valued the warrants issued in connection with the SkinCare Marketing Agreement using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.94%, a dividend yield of 0%, and volatility of 134%.

Share data related to warrant transactions as of March 31, 2012 were as follows:

									Price per Share
	Series A	Series B	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Shares	Range	Weighted average exercise price
Outstanding, December 31, 2009	2,000,000	1,100,000	1,400,000	30,000	1,629,623	3,405,929	—	9,565,552	$0.25 -0.80	$0.45

2010
Issued								—
Exercised	(400,000)	(600,000)			(248,902)	(1,645,772)		(2,894,674)	0.25 -0.80	0.47
Forfeited

Outstanding, December 31, 2010	1,600,000	500,000	1,400,000	30,000	1,380,721	1,760,157	—	6,670,878	$0.25 -0.80	$0.45

2011
Issued							200,000	200,000	1.50 -2.00	1.75
Exercised		(200,000)			(62,800)	(38,528)		(301,328)	0.25 -0.80	0.40
Forfeited

Outstanding, December 31, 2011	1,600,000	300,000	1,400,000	30,000	1,317,921	1,721,629	200,000	6,569,550	$0.25-2.00	$0.49
2012
Issued
Exercised
Forfeited						(1,721,629)		(1,721,629)	0.56	$0.56

Outstanding, March 31, 2012	1,600,000	300,000	1,400,000	30,000	1,317,921	—	200,000	4,847,921	$0.25-2.00	$0.46

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

During 2010 we utilized a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, and we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administrative purposes. Our base rent in the new facilities is $6,143 per month for the first year, increasing to $11,236 in 2012. The initial lease term expires December 31, 2015 and there is an option for an additional five years.

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

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2012, are as follows (in thousands):

Amount
2012 (remaining nine months)	$272
2013	364
2014	359
2015	370
2016	98

Total	$1,463

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

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to SkinCare to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. The Company recognized $36,000 in stock-based compensation from warrants issued for services during the three months ended March 31, 2012.

SkinCare incurred $38,000 as marketing expenses during the three months ended March 31, 2012 under the terms of this arrangement and agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2011. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

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

Results of Operations

Revenues

We are considered a development stage company and as such our revenues are limited and not predictable. Revenue for the three months ended March 31, 2012 totaled $1.08 million, compared to $1.51 million for the three months ended March 31, 2011. The decrease in revenue is due to fewer sales generated from our SkinCare direct sales channel, partially offset by Lifeline’s higher sales generated from larger distributors. SkinCare accounted for $547,000 or approximately 51% of total revenue during the three months ended March 31, 2012, compared to $1.13 million or 75% of total revenue for the three months ended March 31, 2011. Lifeline contributed $530,000 or approximately 49% of total revenue in the three months ended March 31, 2012, compared to $381,000 or 25% of total revenue for the three months ended March 31, 2011.

Cost of sales

Cost of sales for the three months ended March 31, 2012 was $324,000 or 30% of revenue, compared to $429,000 or 28% of revenue for the three months ended March 31, 2011. The increase in cost of sales as a percentage of revenue in the three months ended March 31, 2012, compared to 2011, is primarily due to a shift in sales mix from higher margin products to sales of lower margin products.

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

Research and Development (“R&D”)

Research and development expenses were $937,000 for the three months ended March 31, 2012, compared to $1.00 million for the same period in 2011. The decrease of $63,000 is primarily due to lower consulting expenses of $93,000 associated with various research projects, lower laboratory-related expenses of $72,000, lower stock-based compensation expense of $66,000, partially offset by higher stem cell line research and testing expenses of $84,000 and higher personnel-related spending of $70,000 associated with higher headcount and increased research activities.

R&D operations consisted primarily of the development of additional stem cell lines through parthenogenesis, development of differentiation techniques for retinal, hepatocyte, neuronal cells and cornea, and the development of research products for sale.

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

Marketing Expense

Marketing expenses for the three months ended March 31, 2012 were $496,000, reflecting an increase of $178,000 or 56%, as compared to $318,000 for the three months ended March 31, 2011. The increase was primarily driven by higher consulting expense and stock-based compensation of $110,000 related to our skin care business, enhanced efforts in advertising and promotion and e-commerce infrastructure, of approximately $89,000, to market our skin care products, higher personnel related expenses of $52,000 resulting from higher headcount in the sales and marketing of the skin care products, and shipping expense of $24,000. The increase was partially offset by a reduction of $117,000 in sales commission paid to a marketing consultant who promoted, marketed, and sold skin care products through various proprietary mailings. Prior and up to June 30, 2011, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. Subsequent to June 30, 2011, we renegotiated and formalized this arrangement in a marketing agreement, which specifies a reduced 20% marketing fee on net revenues generated from these proprietary mailings. For the three months ended March 31, 2012, we recorded $38,000 as marketing expenses related to this arrangement, compared to $155,000 for the same period in 2011.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, and expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $2.04 million, reflecting a decrease of $190,000 or 8.5%, compared to $2.23 million for the same period in 2011. The decrease is primarily attributable to the absence of stock-based compensation for services provided by a consultant amounting to $303,000 and lower employee stock-based compensation of $112,000. The decrease was partially offset by an increase in professional accounting fees and Sarbanes-Oxley compliance efforts of $107,000, higher legal fees of $61,000 relating to our corporate activities, higher consulting expense of $26,000 and higher personnel related expenses of $25,000.

Other Income/Expense

Other income for the three months ended March 31, 2012 was $42,000, compared to $874,000 for the same period in the prior year, reflecting a substantial decrease in the fair value of our warrant liabilities which expired on February 14, 2012.

Liquidity and Capital Resources

As of March 31, 2012, our cash and cash equivalents totaled $6.01 million, compared to $1.34 million as of December 31, 2011. As of March 31, 2012, we had working capital of $5.82 million, compared to $905,000 as of December 31, 2011.

Operating Cash Flows

Net cash used in operating activities was $2.03 million for the three months ended March 31, 2012, compared to $970,000 for the corresponding period in 2011. The primary factors contributing to the variability in the report cash flow amounts relate to the net loss after non-cash adjustments totaling $1.87 million in the three months ended March 31, 2012, compared to $1.16 million in the same period in 2011. Furthermore, the timing of customer payments and billings, vendor payments and invoicing, lower deferred revenue balances resulting from lower sales generated from skin care products and lower inventory balances contributed to the increase in net cash used in operating activities in the three months ended March 31, 2012.

Investing Cash Flows

Net cash used in investing activities was $215,000 for the three months ended March 31, 2012, compared to $314,000 in the same period in 2011. Investing activities in the three months ended March 31, 2012 consisted of legal fees related to intangible assets and computer equipment and leasehold improvements related to our manufacturing facilities.

Financing Cash Flows

Net cash provided by financing activities was $6.92 million for the three months ended March 31, 2012, compared to $804,000 in the same period in 2011. The net proceeds of $6.92 million received in 2012 were primarily attributable to the issuance of 5 million shares of Series G Preferred Stock for approximately $4.94 million, net of stock issuance costs. For further discussion, see Note 6, Capital Stock, Series G Preferred Stock. In addition, during the three months ended March 31, 2012, we raised $2.09 million from the issuance of 5,000,000 shares of common stock to Aspire Capital Group. We paid dividends of $108,000 to our preferred stockholders.

Management is currently reviewing different financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

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

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $700,000 per month, excluding capital expenditures and patent costs. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2013. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purpose, the Company sold 5,000,000 shares of Series G Preferred Stock raising $5 million, and during the first quarter of 2012 sold 5,000,000 shares of common stock to Aspire Capital Fund, LLC, for $2.1 million.

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

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014. From commencement through March 31, 2012, we sold a total of 9,333,333 shares of common stock to Aspire Capital for an aggregate of $5,942,000.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2012, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our common stock could decline.

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

We have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed doubt as to our ability to continue as a going concern.*

We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and, as we increase our research and development activities, we expect our operating losses to increase significantly. We do not have any sources of significant or sustained revenues and may not have any in the foreseeable future.

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubts about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2011 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

We need to obtain significant additional capital resources in order to develop products. Our current burn rate is approximately $700,000 per month excluding capital expenditures and patent costs. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flows sufficient to sustain our operations through 2012. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to the long-term survival of the company, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

As of March 9, 2012, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, who each serve as an executive officer and director, beneficially owned all of the outstanding shares of our Series C, Series D and Series G Preferred Stock, which could be converted into approximately 32% of our outstanding shares of common stock as of March 9, 2012. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin are able to appoint and remove two of our seven directors, and propose candidates for nomination of up to two additional directors. As a result, Dr. Andrey Semechkin and Dr. Ruslan Semechkin will be able to significantly influence election of our Board of Directors. They may prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company has issued an additional 7,000,000 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued (i) a total of 2,000,000 shares of common stock on March 30, 2012 upon conversion of previously issued shares of Series A Preferred Stock, (ii) a total of 5,000,000 shares of common stock on multiple dates between January 1, 2012 and March 31, 2012 for total consideration of $2.1 million from stock purchases by Aspire Capital and (iii) 5,000,000 shares of Series G Preferred Stock on March 9, 2012 for total consideration of $5,000,000 from a stock purchase by AR Partners, LLC, which is an affiliate of Dr. Andrey Semechkin, the Company’s Chairman and Chief Executive Officer, and Dr. Ruslan Semechkin, an executive officer and director of the Company. The shares of common stock referenced in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, or the Securities Act. The shares of common stock referenced in clause (ii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act. The shares of Series G Preferred Stock referenced in clause (iii) were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

The Series G Preferred Stock is convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred Stock. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).
4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).
4.2	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).
4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).
4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).
4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).
4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).
4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).
4.8	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).
10.1	Series G Preferred Stock Purchase Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).
10.2	Amended and Restated Investors’ Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).
10.3	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).
10.4*	Consulting Contract dated March 9, 2012 with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).
10.5*	Agreement to Provide Consulting Services dated March 9, 2012, with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).
10.6*	Agreement to Provide Consulting Services dated March 9, 2012, with Jeffrey D. Janus (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: May 11, 2012

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ LINH T. NGUYEN
	Name:	Linh T. Nguyen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)