Form 10-Q
period 2012-06-30
International Stem Cell CORP
filed 2012-08-08
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012 the Registrant had 87,238,815 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$4,285	$1,337
Accounts receivable, net	210	140
Inventory, net	1,272	1,268
Prepaid expenses and other current assets	291	274

Total current assets	6,058	3,019
Property and equipment, net	1,246	1,420
Intangible assets, net	1,589	1,282
Deposits and other assets	16	16

Total assets	$8,909	$5,737

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Accounts payable	$995	$777
Accrued liabilities	781	752
Deferred revenue	134	189
Related party payable	77	108
Advances	250	250
Warrants to purchase common stock	—	38

Total current liabilities	2,237	2,114

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares and 0 were authorized, issued and outstanding at June 30, 2012 and December 31, 2011, respectively, liquidation preferences of $5,092 and $0 at June 30, 2012 and December 31, 2011, respectively	5,033	—

Commitments and contingencies

Stockholders’ Equity
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at June 30, 2012 and December 31, 2011,	—	—
Series A Preferred stock, $0.001 par value, 0 and 5,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively, 0 and 500,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively, liquidation preferences of $0 and $615 at June 30, 2012 and December 31, 2011, respectively	0	1
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at June 30, 2012 and December 31, 2011, liquidation preferences of $376 and $367 at June 30, 2012 and December 31, 2011, respectively	0	0
Series C Preferred stock, $0.001 par value, 3,000,000 shares authorized, 2,000,000 issued and outstanding at June 30, 2012 and December 31, 2011, liquidation preferences of $2,447 and $2,387 at June 30, 2012 and December 31, 2011, respectively	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized, 87,238,815 and 80,036,315 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	87	80
Additional paid-in capital	68,755	63,995
Deficit accumulated during the development stage	(67,205)	(60,455)

Total stockholders’ equity	1,639	3,623

Total liabilities, redeemable preferred stock and stockholders’ equity	$8,909	$5,737

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (August 17, 2001) through June 30,
	2012	2011	2012	2011	2012
Revenues
Product sales	$1,056	$1,114	$2,133	$2,629	$9,764
Royalties and license	—	—	—	—	135

Total revenue	1,056	1,114	2,133	2,629	9,899

Development expenses
Cost of sales	313	362	637	791	3,971
Research and development	865	1,129	1,802	2,132	20,096
Marketing	548	346	1,044	664	4,918
General and administrative	1,755	2,135	3,794	4,369	35,478

Total development expenses	3,481	3,972	7,277	7,956	64,463

Loss from development activities	(2,425)	(2,858)	(5,144)	(5,327)	(54,564)

Other income (expense)
Settlement with related company	—	—	—	—	(93)
Miscellaneous expense	(56)	(12)	(54)	(11)	(235)
Dividend income	—	—	—	—	94
Interest expense	—	—	—	—	(2,225)
Sublease income	4	2	7	5	316
Change in market value of warrants	—	479	38	1,349	(1,357)

Total other income (expense), net	(52)	469	(9)	1,343	(3,500)

Loss before income taxes	(2,477)	(2,389)	(5,153)	(3,984)	(58,064)
Provision for income taxes	—	—	—	—	7

Net loss	$(2,477)	$(2,389)	$(5,153)	$(3,984)	$(58,071)

Deemed dividend on preferred stock	$—	$—	$(1,375)	$—	$(1,375)
Dividends on preferred stock	$(139)	$(107)	$(222)	$(213)	$(8,189)

Net loss attributable to common stockholders	$(2,616)	$(2,496)	$(6,750)	$(4,197)	$(67,635)

Net loss per common share-basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.06)

Weighted average shares-basic and diluted	87,106	76,340	84,446	75,842

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to June 30, 2012

(in thousands)

(Unaudited)

																		Sub- scrip-		Deficit accumula-
	Convertible Redeemable Series G		Common		Convertible Preferred Stock												Note Subscrip- tion on Perpetual	tion Receiv- able on	Addi- tional Paid-in	ted during the Develop- ment	Total Stock- holders’	Mem- bers’
	Preferred Stock		Stock		Series A		Series B		Series C		Series D		Series E		Series F			Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Stock	Capital	Stage	Equity	Deficit
Balance at August 17, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution																						100
Net loss for the period from inception																						(141)

Balance at December 31, 2001																						(41)
Members contributions																						250
Net loss for the year ended																						(391)

Balance at December 31, 2002																						(182)
Members contributions																						195
Net loss for the year ended																						(519)

Balance at December 31, 2003																						(506)
Members contribution																						1,110
Net loss for the year ended																						(854)

Activity through December 31, 2004																						(250)
Members contributions																						780
Net loss for the year ended December 31, 2005																						(1,386)

Balance at December 31, 2005																						(856)
Members contribution																						250
Effect of the Reorganization Transactions			20,000	20															2,665	(3,291)	(606)	606
BTHC transactions			2,210	2															(2)		—
Offering costs																			(2,778)		(2,778)
Warrants issued for equity placement services																			1,231		1,231
Warrants issued for services																			222		222
Warrants issued with promissory note																			638		638
Common stock issued for services			1,350	1															1,349		1,350
Issuance of common stock			10,437	11															10,371		10,382
Stock-based compensation																			842		842
Net loss for the year ended December 31, 2006																				(6,584)	(6,584)

Balance at December 31, 2006			33,997	$34	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$14,538	$(9,875)	$4,697	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

																		Sub- scrip- tion Receiv- able on	Addi- tional	Deficit accumula- ted during the Develop-	Total Stock-	Mem-
	Convertible Redeemable Series G		Common		Convertible Preferred Stock												Note Subscrip- tion on
	Preferred Stock		Stock		Series A		Series B		Series C		Series D		Series E		Series F		Perpetual	Common	Paid-in	ment	holders’	bers’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Stock	Capital	Stage	Equity	Deficit
Offering costs																			$(382)		$(382)
Warrants issued for equity placement services																			169		169
Issuance of common stock			1,370	1															1,369		1,370
Warrants exercised			3	—															3		3
Stock-based compensation																			427		427
Net loss for the year ended December 31, 2007																				(6,072)	(6,072)

Balance at December 31, 2007			35,370	35	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,124	(15,947)	212	—
Issuance of Preferred Stock					1,000	1	550	1	2,000	2									4,546		4,550
Warrants issued and beneficial conversion feature																			911		911
Issuance of Common Stock for services			3,041	3															593		596
Stock-based compensation																			735		735
Deemed Dividend																			1,582	(1,582)	—
Net loss for the year ended December 31, 2008																				(6,571)	(6,571)

Balance at December 31, 2008			38,411	38	1,000	1	550	1	2,000	2	—	—	—	—	—	—	—	—	24,491	(24,100)	433	—
Issuance of Preferred Stock																			3,682		3,682
Preferred Stock Subscription																					—
Issuance of Common Stock																					—
For services			1,208	1															941		942
From conversion of preferred stock			3,727	4	(400)	—	(150)	(1)											(3)		—
From conversion of debt			2,000	2															498		500
From exercise of warrants			4,392	4													(2,700)		3,659		963
From cashless exercise of warrants			3,510	4															279		283
For cash			2,787	3															1,397		1,400
Stock-based compensation																			410		410
Warrants issued for services																			281		281
Options issued for services																			106		106
Deemed Dividend																			3,163	(4,032)	(869)
Cumulative effect adjustment-warrant liabilities																			(1,704)	430	(1,274)
Equity placement shares																			(250)		(250)
Dividend on preferred stock																				(364)	(364)
Net loss for the year ended December 31, 2009																	(9)			(8,504)	(8,513)

Balance at December 31, 2009			56,035	56	600	1	400	—	2,000	2	—	—	—	—	—	—	(2,709)	—	36,950	(36,570)	(2,270)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

																		Sub- scription Receiv- able on	Addi- tional	Deficit accumula- ted during theDevelop-	Total Stock-	Mem-
	Convertible Redeemable Series G Preferred Stock				Convertible Preferred Stock												Note Subscrip- tion on
			Common Stock		Series A		Series B		Series C		Series D		Series E		Series F		Perpetual	Common	Paid-in	ment	holders’	bers’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Stock	Capital	Stage	Equity	Deficit
Preferred Stock Subscription															1	0
Issuance of Common Stock																					—
For services			749	1															1,084		1,085
From conversion of preferred stock and options			800	1	(100)	—	(100)	—							(1)	—			(1)		—
From conversion of debt																					—
From exercise of warrants			5,063	5													(3,254)	(5)	4,747		1,493
From cashless exercise of warrants and options			1,531	2															1,536		1,538
For cash			10,593	10															10,181		10,190
Stock-based compensation																			2,068		2,068
Warrants issued for services																					—
Options issued for services																					—
Warrants reclassified to equity																			805		805
Deemed dividend on preferred stock																				(1,037)	(1,037)
Accrued and paid dividend on preferred stock																				(524)	(524)
Swap notes Receivable and Perpetual																					—
Preferred Stock																	5,963		(1,200)		4,763
Net loss for the year ended																					—
December 31, 2010																				(12,723)	(12,723)

Balance at December 31, 2010			74,771	75	500	1	300	—	2,000	2	—	—	—	—	—	0	—	(5)	56,170	(50,854)	5,389	—
Issuance of common stock
For services			150	—															303		303
From cashless exercise of warrants			55	—															26		26
From exercise of options and warrants			1,060	1															526		527
For cash			4,000	4															3,354		3,358
Stock-based compensation																			3,541		3,541
Warrants issued for services																			75		75
Stock subscription																		5			5
Accrued dividend on preferred stock																				(430)	(430)
Net loss for the year ended December 31, 2011																				(9,171)	(9,171)

Balance at December 31, 2011			80,036	$80	500	$1	300	$—	2,000	$2	—	$—	—	$—	—	$0	$—	$—	$63,995	$(60,455)	$3,623	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to June 30, 2012

(in thousands)

(Unaudited)

	Convertible Redeemable Series G		Common		Convertible Preferred Stock												Note Sub- scrip- tion on Per- petual	Sub- scrip- tion Receiv- able on Com-	Addi- tional	Deficit accu -mula- ted during the Develop-	Total Stock-	Mem-
	Preferred Stock		Stock		Series A		Series B		Series C		Series D		Series E		Series F		Pre-	mon	Paid-in	ment	holders’	bers’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	ferred	Stock	Capital	Stage	Equity	Deficit
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59	5,000	4,941
Beneficial conversion feature for Series G preferred stock		(1,375)																	1,375		1,375
Issuance of common stock
From conversion of Series A preferred stock			2,000	2	(500)	(1)													(1)		—
For cash			5,000	5															2,079		2,084
For services			185	—															5		5
From exercise of options			18	—															4		4
Stock-based compensation																			1,225		1,225
Warrants issued for services																			73		73
Accrued dividend on preferred stock		92																		(222)	(222)
Deemed dividend on preferred stock		1,375																		(1,375)	(1,375)
Net loss for the period ended June 30, 2012																				(5,153)	(5,153)

Balance at June 30, 2012	5,000	$5,033	87,239	$87	—	$—	300	$—	2,000	$2	—	$—	—	$—	—	$—	$—	$—	$68,755	$(67,205)	$1,639	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six		Inception (August 17, 2001) through
	Months Ended June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(5,153)	$(3,984)	$(58,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	247	1,689
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	73	—	370
Non-cash compensation expense	1,225	1,788	9,635
Common stock issued for services	5	303	4,302
Change in market value of warrants	(38)	(1,350)	1,357
Amortization of discount on convertible debt	—	—	1,081
Allowance for inventory obsolescence	(34)	(2)	42
Interest on perpetual preferred stock notes receivable	—	—	(35)
Loss on disposal of fixed assets	50	—	74
Impairment of intangible assets	18	—	21
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(70)	397	(210)
(Increase) decrease in inventory, net	29	(471)	(1,315)
(Increase) decrease in prepaid assets	(17)	(62)	(291)
(Increase) decrease in deposits and other assets	—	24	(16)
Increase (decrease) in accounts payable	218	450	1,103
Increase (decrease) in accrued expenses	29	311	1,066
Increase (decrease) in deferred revenue	(55)	(622)	134
Increase (decrease) in related party payable	13	—	(152)

Net cash used in operating activities	(3,460)	(2,971)	(38,474)

Investing activities
Purchases of property and equipment	(99)	(404)	(2,588)
Proceeds from sale of property and equipment	7	—	7
Payments for patent licenses and trademarks	(357)	(114)	(2,038)

Net cash used in investing activities	(449)	(518)	(4,619)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	2,089	1,164	28,887
Proceeds from issuance of preferred stock	4,941	—	17,202
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	—	339	988
Payment of preferred stock dividends	(173)	(214)	(1,256)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	—	—	(1,760)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	6,857	1,289	47,378

Net (decrease) increase in cash and cash equivalents	2,948	(2,200)	4,285
Cash and cash equivalents, beginning of period	1,337	5,782	—

Cash and cash equivalents, end of period	$4,285	$3,582	$4,285

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$372

Cash paid for income taxes	$—	$—	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Accretion of preferred stock dividends	$92	$—	$92

Deemed dividend on preferred stock	$1,375	$—	$8,058

Conversion of debt to common stock	$—	$—	$500

Warrants issued for placement agent services	$—	$—	$1,231

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$—	$95

Conversion of preferred stock	$—	$—	$2

Cashless exercise of warrants	$—	$23	$1,847

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

Lifeline Cell Technology, LLC (“Lifeline”) was formed in the State of California on August 17, 2001. Lifeline is in the business of developing and manufacturing purified primary human cells and optimized reagents for cell culture. Lifeline’s scientists have used a technology, called basal medium optimization to systematically eliminate animal proteins from cell culture systems. Lifeline distinguishes itself in the industry by having in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval.

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $625,000 per month, excluding capital expenditures and patent costs averaging $75,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2013. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purposes, the Company sold 5,000,000 shares of Series G Preferred Stock raising $5 million and during the first quarter of 2012 sold 5,000,000 shares of common stock to Aspire Capital Fund, LLC for $2.1 million. For further discussion, see Note 6, Capital Stock, and Series G Preferred Stock.

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

The Company is a development-stage company with limited and less predictable revenue stream from its Lifeline Skin Care and Lifeline Cell Technology business units. While the Company continued to expand its sales and marketing efforts to optimize revenue, to date it has generated limited revenue to support its core therapeutic research and development efforts.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of Lifeline Cell Technology’s products, timing of cash receipts by the Company related to Skin Care credit card sales to customers, as well as Skin Care trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of June 30, 2012, the Company had an allowance for bad debt totaling $4,000. As of December 31, 2011, the Company did not have an allowance for bad debt as all accounts receivable were deemed collectible.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $2,016,000 and $1,677,000 at June 30, 2012 and December 31, 2011, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended June 30, 2012 and 2011 and six months ended June 30, 2012 and 2011 amounted to $16,000, $22,000, $33,000, and $44,000, respectively, and is included in research and development expense. Accumulated amortization as of June 30, 2012 and December 31, 2011 are $429,000 and $395,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. None of the Company’s long-lived assets were considered impaired at June 30, 2012 and December 31, 2011.

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

Deferred Revenue

The Company recognizes revenue from its LifeLine Skin Care products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LifeLine Skin Care products have a 30-day right of return guarantee and therefore, the Company defers all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At June 30, 2012 and December 31, 2011, net deferred revenue totaled $134,000 and $189,000, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of June 30, 2012 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$3,505	$3,505	$—	$—

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2011 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$470	$470	$—	$—

LIABILITIES:
Warrants to purchase common stock	$38	$—	$—	$38

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Beginning balance at December 31, 2010	$2,400
Issuances	—
Adjustments to estimated fair value	(2,362)

Ending balance at December 31, 2011	38
Issuances	—
Adjustments to estimated fair value due to expiry	(38)

Ending balance at June 30, 2012	$—

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life) and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options, as well as Monte-Carlo valuation method for certain of the Company’s warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2012 and December 31, 2011 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each reporting date in 2011 using the Monte-Carlo valuation methodology; however, warrants requiring such valuations have expired in the first quarter of 2012.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2012, there were 185,000 non-vested restricted shares, 3,530,000 warrants, and 13,696,907 vested and 10,528,100 non-vested stock options outstanding; and at December 31, 2011, there were 6,569,550 warrants, and 11,842,841 vested and 11,141,598 non-vested stock options outstanding. These restricted shares, options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and six months ended June 30, 2012 and 2011 or the period from inception through June 30, 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The amounts reclassified had no effect on total assets, total liabilities, total stockholders’ equity and results of operations of the prior year consolidated financial statements.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the three and six months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

	June 30, 2012	December 31, 2011
Raw materials	$232	$265
Work in process	299	285
Finished goods	783	794

Total	1,314	1,344
Less: allowance for inventory obsolescence	(42)	(76)

Inventory, net	$1,272	$1,268

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Machinery and equipment	$973	$969
Computer equipment	362	358
Office equipment	224	217
Leasehold improvements	830	816

	2,389	2,360
Less: accumulated depreciation and amortization	(1,143)	(940)

Property and equipment, net	$1,246	$1,420

Depreciation expenses for the three and six months ended June 30, 2012 were $106,000 and $214,000, respectively. During the same periods in the prior year, depreciation expenses were $109,000 and $203,000, respectively.

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

The notes could be converted at the option of ACT into the first equity financing of Lifeline with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2007 ACT, elected to receive payment and was paid in cash in-lieu of conversion of the notes. The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule (in thousands, except percentages and sales thresholds):

	UMass IP	ACT IP	Infigen IP
License fee	$150	$225	$25
Royalty rates	3% to 12%	3% to 10%	3% to 10%
Minimum royalties
At 12 months	$15	$15	$8
At 24 months	$30	$38	$8
At 36 months	$45	$61	$7
Annually thereafter	$60	$75	$15
Milestone payments
First commercial product	$250	$250	$250
Sales reaching $5,000,000	$500	$500	$500
Sales reaching $10,000,000	$1,000	$1,000	$1,000

As of June 30, 2012, the total amount capitalized related to the acquired ACT licenses was $747,000, and $1,102,000 related to the other patent acquisition costs.

At June 30, 2012, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2012 (remaining six months)	$31
2013	62
2014	62
2015	62
2016	62
Thereafter	1,250

Total	$1,529

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to Lifeline under the agreement. As of June 30, 2012 no revenues were realized from this agreement.

	June 30, 2012	December 31, 2011
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of December 31, 2006, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. In May 2012, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock to 300,000,000.

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

Each share of Series A Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. On March 30, 2012, the holder of the remaining 500,000 shares of Series A Preferred Stock, converted his shares to a total of 2,000,000 shares of common stock. As of June 30, 2012 and December 31, 2011, the Company had zero and 500,000 shares of the Series A Preferred Stock issued and outstanding, respectively. In May 2012, the Company filed a Certificate of Elimination for the Series A Preferred Stock to remove the powers, designations, preferences, privileges and other rights of the Series A Preferred Stock.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of June 30, 2012 and December 31, 2011, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

Fair Value of Warrants Issued with Series A and B Preferred Stock

In accordance with the applicable authoritative guidance, the Company allocated the proceeds of the Series A and B preferred stock according to the value of the convertible preferred stock and the warrants based on their relative fair values. Fair value of the warrants issued with the Series A and Series B were determined using the Black-Scholes valuation model using risk-free interest rates of 3% and 3.37%, volatility rate of 65.0% and 57.9%, term of five years, and exercise price of $0.50.

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

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of common stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series

C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. As of June 30, 2012 and December 31, 2011, we had 2,000,000 shares of the Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 or up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of June 30, 2012 and December 31, 2011, we had 43 shares of the Series D Preferred Stock issued and outstanding. The Series D Preferred Stock earns cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. As of June 30, 2012 and December 31, 2011, Series D Preferred Stock dividends of $64,000 and $108,000 were accrued, respectively. During the three and six months ended June 30, 2012 and 2011, dividends of $64,000, $173,000, $107,000 and $213,000 were paid to the holders, respectively.

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

Series G Preferred Stock

On March 9, 2012, the Company entered into a Series G Preferred Stock Purchase Agreement (the “Series G Agreement”) with AR Partners, LLC (the “Purchaser”) to sell five million (5,000,000) shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director.

The Series G Preferred is convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price. The Series G Preferred shares have priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, plus any accrued but unpaid dividends, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred Stock then outstanding. From the date of issuance of the Series G Preferred, dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrue on such shares of Series G Preferred. Dividends accrue quarterly and are cumulative. Each share of Series G Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shares shall be independent based on the NASDAQ listing requirements. As of June 30, 2012, Series G Preferred Stock dividend of $92,000 was accrued compared to none as of December 31, 2011. Such dividends were accreted to the carrying value of the Series G preferred stock. No dividend was paid to the holders during the three and six months ended June 30, 2012 and 2011.

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

During the three and six months ended June 30, 2012 and 2011, the Company has issued 5,000,000, 5,000,000, 600,000 and 1,050,000, respectively, shares of common stock to Aspire Capital, raising $2.1 million, $2.1 million, $587,000 and $1,164,000, respectively, which was used to fund its operational activities.

Reserved Shares

At June 30, 2012, the Company had shares reserved for future issuance as follows:

Options outstanding	24,225,007
Options available for future grant	16,147,105
Convertible preferred stock	38,973,200
Warrants	3,530,000

82,875,312

7. Related Party Transactions

The Company’s related party transactions were for related party dividends and for a facility lease.

Dividend amounts related to Series D and Series G financing, of $156,000 and $108,000 were accrued at June 30, 2012 and December 31, 2011 respectively, to be payable to X-Master, Inc. and AR Partners LLC, entities affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. The Series D dividends are payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred Stock dividends are cumulative and are payable upon conversion of the Series G shares or upon certain Series G deemed liquidation events to AR Partners, LLC.

In addition, during the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended June 30, 2012 and 2011, the Company recorded $29,000 and $23,000, respectively, in rent expense that was related to the facility lease arrangement with related parties. Additionally, during the six months ended June 30, 2012 and 2011, the Company recorded $57,000 and $30,000, respectively, related to the same arrangement with the related party.

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

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, the Company recognized $541,000, $899,000, $1.2 million, and $1.8 million, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of June 30, 2012 and 2011 was $5.1 million and $9.4 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years and 3.2 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.91%	0.94%	2.35%	2.35%
Expected stock price volatility	124.20%	124.68%	60.11%	69.76%
Expected dividend payout	0%	0%	0%	0%
Expected option life-years based on management’s estimate	5.6 yrs	5.6 yrs	6.2 yrs	6.2 yrs

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	4,423,600	7.89	$0.41	1,986,200	6.08	$0.44
$0.51-$0.75	9,469,368	7.46	$0.62	5,772,368	7.41	$0.62
$0.76-$1.00	2,838,339	3.95	$0.99	2,674,339	3.63	$1.00
$1.01-$1.25	375,000	8.65	$1.10	223,300	8.53	$1.10
$1.26-$1.50	1,268,700	7.66	$1.31	697,500	7.30	$1.33
$1.51-$3.20	5,850,000	8.32	$1.94	2,343,200	8.08	$2.00

	24,225,007	7.37	$0.99	13,696,907	6.61	$0.95

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued as of June 30, 2012:

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	10,009,937	$0.92
Granted	6,997,500	$1.69
Exercised	(300,820)	$0.50
Canceled or expired	(1,976,410)	$1.17

Outstanding at December 31, 2011	14,730,207	$1.26
Granted	2,398,000	$0.38
Exercised	(17,500)	$0.22
Canceled or expired	(1,139,932)	$0.76

Outstanding at June 30, 2012	15,970,775	$1.16

	Number of Shares issued outside the Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(2,000,537)	$0.62

Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at June 30, 2012	8,254,232	$0.65

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

The 1,721,629 Brookstreet Warrants outstanding as of December 31, 2011 expired on February 14, 2012, and the Company recorded $38,000 to reduce the fair market value of the warrants to zero as they are no longer outstanding as of June 30, 2012.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,629,623 warrants to various investors at an exercise price of $0.80 per share of which zero and 1,317,921 warrants remained outstanding at June 30, 2012 and December 31, 2011, respectively. In addition, 1,400,000 warrants were issued to YKA Partners, an affiliated company of our former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which remain outstanding at June 30, 2012 and December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, there were 1,600,000 warrants related to the Series A Preferred Stock and 300,000 warrants related to the Series B Preferred Stock, each at an exercise price of $0.25 per share.

Warrants issued to BioTime

During June 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”). Based on the agreement, Bio Time agreed to pay the Company an advance of $250,000 to produce, make, and distribute joint products (as defined in that agreement). As part of the agreement, the Company issued warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expire in December 2012.

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

Accordingly, there were warrants for 100,000 shares of common stock at a strike price of $1.50 vested as of December 31, 2011 in connection with the agreement. In addition, as of June 30, 2012, there were 100,000 warrants vested with a strike price of $2.00. The Company valued the warrants issued in connection with the SkinCare Marketing Agreement using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.94%, a dividend yield of 0%, and volatility of 134%.

Share data related to warrant transactions as of June 30, 2012 were as follows:

									Price per Share
	Series A	Series B	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Shares	Range	Weighted average exercise price
Outstanding, December 31, 2009	2,000,000	1,100,000	1,400,000	30,000	1,629,623	3,405,929	—	9,565,552	$0.25-0.80	$0.45

2010
Issued								—
Exercised	(400,000)	(600,000)			(248,902)	(1,645,772)		(2,894,674)	0.25-0.80	0.47
Forfeited								—

Outstanding, December 31, 2010	1,600,000	500,000	1,400,000	30,000	1,380,721	1,760,157	—	6,670,878	$0.25-0.80	$0.45

2011
Issued							200,000	200,000	1.50-2.00	1.75
Exercised		(200,000)			(62,800)	(38,528)		(301,328)	0.25-0.80	0.40
Forfeited								—

Outstanding, December 31, 2011	1,600,000	300,000	1,400,000	30,000	1,317,921	1,721,629	200,000	6,569,550	$0.25-2.00	$0.49
2012
Issued								—
Exercised								—
Forfeited					(1,317,921)	(1,721,629)		(3,039,550)	$0.56-0.80	$0.66

Outstanding, June 30, 2012	1,600,000	300,000	1,400,000	30,000	—	—	200,000	3,530,000	$0.25-2.00	$0.33

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

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2012, are as follows (in thousands):

Amount
2012 (remaining six months)	$182
2013	364
2014	359
2015	370
2016	98

Total	$1,373

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

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to SkinCare to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. The Company recognized $36,000 and $73,000 in stock-based compensation from warrants issued for services during the three and six months ended June 30, 2012 and 2011, respectively.

SkinCare incurred $46,000 and $84,000 as marketing expenses during the three and six months ended June 30, 2012, respectively, under the terms of this arrangement and agreement. For the same periods in 2011, we recorded $147,000 and $302,000, respectively, as marketing expenses related to this consultant.

Customer Concentration

During the three and six months ended June 30, 2012, a major customer accounted for 17% and 13% of our consolidated revenues, while during the three and six months ended June 30, 2011, a major customer accounted for approximately 13% and 11% of revenues, and during the six months ended June 30, 2011 another major customer accounted for approximately 16% of revenues. No other single customer accounted for more than 10% of our revenues for any period presented.

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

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos, and they offer potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into people across various ethnic groups. ISCO has facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

With respect to therapeutic research, ISCO focuses on applications where cell and tissue therapy is already proven but where there currently is an insufficient supply of safe and efficacious cells. We have prioritized 1) the treatment of Parkinson’s disease, the second most prevalent neurodegenerative disease in the United States, and one where etiology is well known; 2) inherited/metabolic liver disease, such as Crigler-Najjar syndrome and Alpha 1-antitrypsin deficiency which may offer a quick route to market through the FDA’s orphan disease designation, and 3) blindness caused by corneal damage where the only requirement is for corneal tissue that can be transplanted.

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

ISCO’s wholly-owned subsidiary Lifeline Cell Technology, LLC (“Lifeline”) develops, manufactures and commercializes human cells and the reagents needed to culture and study human cells. Lifeline’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Lifeline distinguishes itself in the industry by having in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval. Lifeline also provides important funds to help support our internal development of therapeutic products. Lifeline’s products are marketed and sold by its internal sales force, OEM partners and Lifeline brand distributors in Europe and Asia.

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

Results of Operations

Revenues

We are considered a development stage company, and as such our revenues are limited and not predictable. Revenue for the three months ended June 30, 2012 totaled $1.06 million, compared to $1.11 million for the three months ended June 30, 2011. The decrease in revenue is due largely to lower sales generated from our Lifeline business. Product revenues for the six months ended June 30, 2012 were $2.13 million compared to $2.63 million for the corresponding period in 2011.The decrease in revenue is due principally to fewer sales generated from our SkinCare business, partially offset by Lifeline’s higher sales generated from larger distributors. SkinCare accounted for $523,000 or approximately 50% of total revenue during the three months ended June 30, 2012, compared to $530,000 or 48% of total revenue for the same period in 2011. For the six months ended June 30, 2012, SkinCare generated $1.07 million or 50% of total revenue, compared to $1.66 million or 63% of total revenue for the corresponding period in 2011. Lifeline contributed $533,000 or approximately 50% of total revenue in the three months ended June 30, 2012, compared to $584,000 or 52% of total revenue for the same period in 2011. For the six months ended June 30, 2012, Lifeline generated $1.06 million or 50% of total revenue, compared to $966,000 or 37% of total revenue for same period in 2011.

Cost of sales

Cost of sales for the three months ended June 30, 2012 was $313,000 or 30% of revenue, compared to $362,000 or 33% of revenue for the corresponding period in 2011. The favorable reduction in cost of sales as a percentage of revenue is attributable to increased efficiency and effectiveness in the manufacturing and management of supply chain related to our SkinCare products. The favorable reduction was partially offset by a provision for inventory obsolescence and higher cost of sales resulting from a shift in sales mix from higher margin products to sales of lower margin products in our Lifeline products.

Cost of sales for the six months ended June 30, 2012 was $637,000 or 30% of revenue, compared to $791,000 or 30% of revenue for the same period in 2011. Increased efficiency and effectiveness in the manufacturing and management of supply chain related to our SkinCare products contributed to a favorable reduction in the cost of sales a percentage of revenue. The favorable reduction was offset by a shift in sales mix from higher margin products related to SkinCare to sales of lower margin products related to Lifeline.

Cost of sales includes salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. As we continue to refine our manufacturing processes on our media and cell type products, and our sales volume continues to increase for these products, we anticipate that our cost of sales as a percentage of product sales will decrease.

Research and Development (“R&D”)

Research and development expenses were $865,000 for the three months ended June 30, 2012, compared to $1.13 million for the same period in 2011. The decrease of $265,000 is due primarily to lower consulting expenses of $93,000 associated with various research projects, lower stock-based compensation expense of $89,000, lower laboratory-related expenses of $71,000, and lower personnel-related spending of $55,000, partially offset by higher stem cell line research and testing expenses of $55,000.

Research and development expenses were $1.80 million for the six months ended June 30, 2012, compared to $2.13 million for the same period in 2011. The decrease of $330,000 is due primarily to lower consulting expenses of $186,000 associated with various research projects, lower stock-based compensation expense of $155,000, lower laboratory-related expenses of $86,000, and reduced travel expenses of $27,000, partially offset by higher stem cell line research and testing expenses of $137,000 and higher personnel-related spending of $17,000 associated with higher headcount and increased research activities.

R&D is focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the initiation of a non-human primate PD study in the fourth quarter of 2012, the release of rodent PD study data in the first quarter of 2013 and the initiation of a Gunn rat rodent study to look at CNS, a rare but sometimes fatal inherited liver disease.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis; however much of our research has potential applicability to each of our projects.

Marketing Expense

Marketing expenses for the three months ended June 30, 2012 were $548,000, reflecting an increase of $202,000 or 58%, as compared to $346,000 for the same period in 2011. The significant increase was primarily driven by enhanced efforts in e-commerce marketing support and promotion, and advertising of approximately $94,000, higher shipping and logistic expenses of $58,000, higher personnel related expenses of $55,000 resulting from higher headcount in the sales and marketing of the skin care products, higher consulting expense of $55,000 and higher stock-based consulting expense of $36,000 and higher commission of $22,000 paid to various strategic partners. The increase was partially offset by a reduction of $106,000 in commission paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings and employee stock-based compensation of $27,000.

For the six months ended June 30, 2012, marketing expenses amounted to $1.04 million, reflecting an increase of $376,000 or 57%, as compared to $664,000 for the corresponding period in 2011. The substantial increase was primarily driven by enhanced efforts in e-commerce marketing support and promotion, and advertising of approximately $185,000, higher consulting expense of $129,000, higher shipping and logistic expenses of $107,000, higher personnel related expenses of $102,000 resulting from higher headcount in the sales and marketing of the skin care products, and higher stock-based consulting expense of $73,000 and higher commission of $37,000 paid to various strategic partners. The increase was partially offset by a reduction of $221,000 in sales commission paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings and employee stock-based compensation of $53,000.

Regarding the marketing arrangement with the abovementioned consultant who promoted, marketed, and sold skin care products, prior and up to June 30, 2011, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. Subsequent to June 30, 2011, we renegotiated and formalized this arrangement in a marketing agreement, which specifies a reduced 20% marketing fee on net revenues generated from these proprietary mailings. For the three and six months ended June 30, 2012, we recorded $46,000 and $86,000, and for the same periods in 2011, we recorded $152,000 and $307,000, respectively, as marketing expenses related to this arrangement.

We continued to augment our marketing efforts by refining our sales and marketing strategies, expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $1.76 million, reflecting a decrease of $380,000 or 18%, compared to $2.14 million for the same period in 2011. The decrease, reflecting a more streamlined cost structure, resulted largely from lower employee stock-based compensation of $236,000, reduced employee-related spending resulting from lower headcount of $140,000, lower professional accounting fees of $63,000, and lower corporate support expenses of $35,000. The decrease was partially offset by higher legal fees of $57,000 relating to our corporate activities, and higher consulting expense of $30,000.

General and administrative expenses for the six months ended June 30, 2012 were $3.79 million, reflecting a decrease of $580,000 or 13%, compared to $4.37 million for the same period in 2011. The decrease is primarily attributable to lower employee stock-based compensation of $348,000, the absence of stock-based compensation for services provided by a consultant amounting to $303,000, reduced employee-related spending resulting from lower headcount of $49,000, and lower corporate support expenses of $37,000. The decrease was partially offset by an increase in legal fees of $118,000 relating to our corporate expenses, higher consulting expense of $56,000, and higher professional accounting fees related to Sarbanes-Oxley compliance efforts of $45,000.

Other Income/Expense

Other expense for the three months ended June 30, 2012 was $52,000, reflecting a loss on disposition of fixed asset, compared to other income of $469,000 for the same period in the prior year, primarily reflecting the substantial decrease in the fair value of our warrant liabilities which expired on February 14, 2012. Other expense for the six months ended June 30, 2012 was $9,000, compared to other income of $1.34 million for the same period in the prior year. The significant variance is the result of a substantial decrease in the fair value of our warrant liabilities which expired on February 14, 2012.

Liquidity and Capital Resources

As of June 30, 2012, our cash and cash equivalents totaled $4.29 million, compared to $1.34 million as of December 31, 2011. As of June 30, 2012, we had working capital of $3.82 million, compared to $905,000 as of December 31, 2011.

Operating Cash Flows

Net cash used in operating activities was $3.46 million for the six months ended June 30, 2012, compared to $2.97 million for the corresponding period in 2011. The primary factors contributing to the variability in the reported cash flow amounts relate to the net loss after non-cash adjustments totaling $3.60 million in the six months ended June 30, 2012, compared to $3.00 million in the same period in 2011. Furthermore, lower deferred revenue balances resulting from lower sales generated from skin care products, timing of customer payments and billings, vendor payments and invoicing, and lower inventory balances contributed to the increase in net cash used in operating activities in the six months ended June 30, 2012.

Investing Cash Flows

Net cash used in investing activities was $449,000 for the six months ended June 30, 2012, compared to $518,000 in the same period in 2011. Investing activities in the six months ended June 30, 2012 consisted of legal fees related to intangible assets and computer equipment, software and leasehold improvements related to our manufacturing facilities.

Financing Cash Flows

Net cash provided by financing activities was $6.86 million for the six months ended June 30, 2012, compared to $1.29 million in the same period in 2011. The net proceeds of $6.86 million received in 2012 were primarily attributable to the issuance of five million shares of Series G Preferred Stock for approximately $4.94 million, which is net of stock issuance costs. For further discussion, see Note 6, Capital Stock, Series G Preferred Stock. In addition, during the six months ended June 30, 2012, we raised $2.09 million from the issuance of 5,000,000 shares of common stock to Aspire Capital Group. We paid dividends of $173,000 to our preferred stockholders.

Management is currently reviewing different financing sources and options to raise working capital to help fund our current operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

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

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $625,000 per month, excluding capital expenditures and patent costs averaging $75,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2013. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purpose, the Company sold 5,000,000 shares of Series G Preferred Stock raising $5 million, and during the first quarter of 2012 sold 5,000,000 shares of common stock to Aspire Capital Fund, LLC, for $2.1 million.

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

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014. From commencement through June 30, 2012, we sold a total of 9,333,333 shares of common stock to Aspire Capital for an aggregate of $5,942,000.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2012, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We need to obtain significant additional capital resources in order to develop products. Our current burn rate is approximately $625,000 per month excluding capital expenditures and patent costs. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flows sufficient to sustain our operations through 2012. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to the long-term survival of the company, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

As of March 9, 2012, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, beneficially owned all of the outstanding shares of our Series C, Series D and Series G Preferred Stock, which could be converted into approximately 32% of our outstanding shares of common stock as of March 9, 2012. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin are able to appoint and remove two of our seven directors, and propose candidates for nomination of up to two additional directors. As a result, Dr. Andrey Semechkin and Dr. Ruslan Semechkin will be able to significantly influence election of our Board of Directors. They may prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed June 4, 2012).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).

4.4	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.5	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.6	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.7	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: August 8, 2012
	By:	/S/ ANDREY SEMECHKIN

	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/s/ LINH T. NGUYEN

	Name:	Linh T. Nguyen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)