Form 10-Q
period 2012-09-30
International Stem Cell CORP
filed 2012-11-08
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012 the Registrant had 87,388,815 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$2,380	$1,337
Accounts receivable, net	411	140
Inventory, net	1,122	1,268
Prepaid expenses and other current assets	293	274

Total current assets	4,206	3,019
Property and equipment, net	1,238	1,420
Intangible assets, net	1,652	1,282
Deposits and other assets	20	16

Total assets	$7,116	$5,737

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Accounts payable	$1,056	$777
Accrued liabilities	465	752
Deferred revenue	176	189
Related party payable	17	108
Advances	250	250
Warrants to purchase common stock	—	38

Total current liabilities	1,964	2,114

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares and 0 were authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively, liquidation preferences of $5,000 and $0 at September 30, 2012 and December 31, 2011, respectively	4,941	—

Commitments and contingencies

Stockholders’ Equity
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preference of $4,320 at September 30, 2012 and December 31, 2011	—	—
Series A Preferred stock, $0.001 par value, 0 and 5,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, 0 and 500,000 issued and outstanding at September 30, 2012 and December 31, 2011, respectively, liquidation preferences of $0 and $615 at September 30, 2012 and December 31, 2011, respectively	—	1
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preferences of $381 and $367 at September 30, 2012 and December 31, 2011, respectively	0	0
Series C Preferred stock, $0.001 par value, 3,000,000 shares authorized, 2,000,000 issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preferences of $2,480 and $2,387 at September 30, 2012 and December 31, 2011, respectively	2	2
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, 87,388,815 and 80,036,315 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	87	80
Additional paid-in capital	69,315	63,995
Deficit accumulated during the development stage	(69,193)	(60,455)

Total stockholders’ equity	211	3,623

Total liabilities, redeemable preferred stock and stockholders’ equity	$7,116	$5,737

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (August 17, 2001) through September 30,
	2012	2011	2012	2011	2012
Revenues
Product sales	$1,187	$842	$3,320	$3,471	$10,951
Royalties and license	—	—	—	—	135

Total revenue	1,187	842	3,320	3,471	11,086

Development expenses
Cost of sales	320	361	957	1,152	4,291
Research and development	900	1,130	2,702	3,262	20,996
Selling and marketing	477	365	1,521	1,029	5,395
General and administrative	1,570	2,108	5,364	6,477	37,048

Total development expenses	3,267	3,964	10,544	11,920	67,730

Loss from development activities	(2,080)	(3,122)	(7,224)	(8,449)	(56,644)

Other income (expense)
Settlement with related company	—	—	—	—	(93)
Miscellaneous expense	(1)	(5)	(55)	(16)	(236)
Dividend income	—	—	—	—	94
Interest expense	—	—	—	—	(2,225)
Sublease income	—	3	7	8	316
Change in market value of warrants	—	559	38	1,908	(1,357)

Total other income (expense), net	(1)	557	(10)	1,900	(3,501)

Loss before income taxes	(2,081)	(2,565)	(7,234)	(6,549)	(60,145)
Provision for income taxes	—	—	—	—	7

Net loss	$(2,081)	$(2,565)	$(7,234)	$(6,549)	$(60,152)

Deemed dividend on preferred stock	$—	$—	$(1,375)	$—	$(1,375)
Dividends on preferred stock	$93	$(108)	$(129)	$(322)	$(8,096)

Net loss attributable to common stockholders	$(1,988)	$(2,673)	$(8,738)	$(6,871)	$(69,623)

Net loss per common share-basic and diluted	$(0 .02)	$(0.03)	$(0.10)	$(0.09)

Weighted average shares-basic and diluted	87,350	77,802	85,421	76,487

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to September 30, 2012

(in thousands)

(Unaudited)

	Convertible Redeemable Series G		Common		Convertible Preferred Stock
	Preferred Stock		Stock		Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Members contribution
Net loss for the period from inception

Balance at December 31, 2001
Members contributions
Net loss for the year ended

Balance at December 31, 2002
Members contributions
Net loss for the year ended

Balance at December 31, 2003
Members contribution
Net loss for the year ended

Activity through December 31, 2004
Members contributions
Net loss for the year ended December 31, 2005

Balance at December 31, 2005
Members contribution
Effect of the Reorganization Transactions			20,000	20
BTHC transactions			2,210	2
Offering costs
Warrants issued for equity placement services
Warrants issued for services
Warrants issued with promissory note
Common stock issued for services			1,350	1
Issuance of common stock			10,437	11
Stock-based compensation
Net loss for the year ended December 31, 2006

Balance at December 31, 2006			33,997	$34	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

	Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity	Members’ Deficit
Balance at August 17, 2001	$—	$—	$—	$—	$—	$—
Members contribution						100
Net loss for the period from inception						(141)

Balance at December 31, 2001						(41)
Members contributions						250
Net loss for the year ended						(391)

Balance at December 31, 2002						(182)
Members contributions						195
Net loss for the year ended						(519)

Balance at December 31, 2003						(506)
Members contribution						1,110
Net loss for the year ended						(854)

Activity through December 31, 2004						(250)
Members contributions						780
Net loss for the year ended December 31, 2005						(1,386)

Balance at December 31, 2005						(856)
Members contribution						250
Effect of the Reorganization Transactions			2,665	(3,291)	(606)	606
BTHC transactions			(2)		—
Offering costs			(2,778)		(2,778)
Warrants issued for equity placement services			1,231		1,231
Warrants issued for services			222		222
Warrants issued with promissory note			638		638
Common stock issued for services			1,349		1,350
Issuance of common stock			10,371		10,382
Stock-based compensation			842		842
Net loss for the year ended December 31, 2006				(6,584)	(6,584)

Balance at December 31, 2006	$—	$—	$14,538	$(9,875)	$4,697	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Redeemable Series G		Common		Convertible Preferred Stock
	Preferred Stock		Stock		Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Offering costs
Warrants issued for equity placement services
Issuance of common stock			1,370	1
Warrants exercised			3	—
Stock-based compensation
Net loss for the year ended December 31, 2007

Balance at December 31, 2007			35,370	35	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Preferred Stock					1,000	1	550	1	2,000	2
Warrants issued and beneficial conversion feature
Issuance of Common Stock for services			3,041	3
Stock-based compensation
Deemed Dividend
Net loss for the year ended December 31, 2008

Balance at December 31, 2008			38,411	38	1,000	1	550	1	2,000	2	—	—	—	—	—	—
Issuance of Preferred Stock
Preferred Stock Subscription
Issuance of Common Stock
For services			1,208	1
From conversion of preferred stock			3,727	4	(400)	—	(150)	(1)
From conversion of debt			2,000	2
From exercise of warrants			4,392	4
From cashless exercise of warrants			3,510	4
For cash			2,787	3
Stock-based compensation
Warrants issued for services
Options issued for services
Deemed Dividend
Cumulative effect adjustment-warrant liabilities
Equity placement shares
Dividend on preferred stock
Net loss for the year ended December 31, 2009

Balance at December 31, 2009			56,035	56	600	1	400	—	2,000	2	—	—	—	—	—	—

	Note Subscription on Perpetual	Subscription Receivable on Common	Additional Paid-in	Deficit accumulated during the Development	Total Stockholders’	Members’
	Preferred	Stock	Capital	Stage	Equity	Deficit
Offering costs			$(382)		$(382)
Warrants issued for equity placement services			169		169
Issuance of common stock			1,369		1,370
Warrants exercised			3		3
Stock-based compensation			427		427
Net loss for the year ended December 31, 2007				(6,072)	(6,072)

Balance at December 31, 2007	—	—	16,124	(15,947)	212	—
Issuance of Preferred Stock			4,546		4,550
Warrants issued and beneficial conversion feature			911		911
Issuance of Common Stock for services			593		596
Stock-based compensation			735		735
Deemed Dividend			1,582	(1,582)	—
Net loss for the year ended December 31, 2008				(6,571)	(6,571)

Balance at December 31, 2008	—	—	24,491	(24,100)	433	—
Issuance of Preferred Stock			3,682		3,682
Preferred Stock Subscription					—
Issuance of Common Stock					—
For services			941		942
From conversion of preferred stock			(3)		—
From conversion of debt			498		500
From exercise of warrants	(2,700)		3,659		963
From cashless exercise of warrants			279		283
For cash			1,397		1,400
Stock-based compensation			410		410
Warrants issued for services			281		281
Options issued for services			106		106
Deemed Dividend			3,163	(4,032)	(869)
Cumulative effect adjustment-warrant liabilities			(1,704)	430	(1,274)
Equity placement shares			(250)		(250)
Dividend on preferred stock				(364)	(364)
Net loss for the year ended December 31, 2009	(9)			(8,504)	(8,513)

Balance at December 31, 2009	(2,709)	—	36,950	(36,570)	(2,270)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Redeemable Series G Preferred				Convertible Preferred Stock
	Stock		Common Stock		Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock Subscription															1	0
Issuance of Common Stock
For services			749	1
From conversion of preferred stock and options			800	1	(100)	—	(100)	—							(1)	—
From conversion of debt
From exercise of warrants			5,063	5
From cashless exercise of warrants and options			1,531	2
For cash			10,593	10
Stock-based compensation
Warrants issued for services
Options issued for services
Warrants reclassified to equity

Deemed dividend on preferred stock
Accrued and paid dividend on preferred stock
Swap notes Receivable and Perpetual
Preferred Stock
Net loss for the year ended
December 31, 2010

Balance at December 31, 2010			74,771	75	500	1	300	—	2,000	2	—	—	—	—	—	0
Issuance of common stock
For services			150	—
From cashless exercise of warrants			55	—
From exercise of options and warrants			1,060	1
For cash			4,000	4
Stock-based compensation
Warrants issued for services
Stock subscription
Accrued dividend on preferred stock
Net loss for the year ended December 31, 2011

Balance at December 31, 2011			80,036	$80	500	$1	300	$—	2,000	$2	—	$—	—	$—	—	$0

	Note Subscription on Perpetual	Subscription Receivable on Common	Additional Paid-in	Deficit accumulated during the Development	Total Stockholders’	Members’
	Preferred	Stock	Capital	Stage	Equity	Deficit
Preferred Stock Subscription
Issuance of Common Stock					—
For services			1,084		1,085
From conversion of preferred stock and options			(1)		—
From conversion of debt					—
From exercise of warrants	(3,254)	(5)	4,747		1,493
From cashless exercise of warrants and options			1,536		1,538
For cash			10,181		10,190
Stock-based compensation			2,068		2,068
Warrants issued for services					—
Options issued for services					—
Warrants reclassified to equity			805		805

Deemed dividend on preferred stock				(1,037)	(1,037)
Accrued and paid dividend on preferred stock				(524)	(524)
Swap notes Receivable and Perpetual					—
Preferred Stock	5,963		(1,200)		4,763
Net loss for the year ended					—
December 31, 2010				(12,723)	(12,723)

Balance at December 31, 2010	—	(5)	56,170	(50,854)	5,389	—
Issuance of common stock
For services			303		303
From cashless exercise of warrants			26		26
From exercise of options and warrants			526		527
For cash			3,354		3,358
Stock-based compensation			3,541		3,541
Warrants issued for services			75		75
Stock subscription		5			5
Accrued dividend on preferred stock				(430)	(430)
Net loss for the year ended December 31, 2011				(9,171)	(9,171)

Balance at December 31, 2011	$—	$—	$63,995	$(60,455)	$3,623	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to September 30, 2012

(in thousands)

(Unaudited)

	Convertible Redeemable Series G		Common		Convertible Preferred Stock
	Preferred Stock		Stock		Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59	5,000	4,941
Beneficial conversion feature for Series G preferred stock		(1,375)
Issuance of common stock
From conversion of Series A preferred stock			2,000	2	(500)	(1)
For cash			5,000	5
For services			335	—
From exercise of options			18	—
Stock-based compensation
Warrants issued for services
Accrued dividend on preferred stock		93
Reversal of dividend accreted		(93)
Deemed dividend on preferred stock		1,375
Net loss for the period ended September 30, 2012

Balance at September 30, 2012	5,000	$4,941	87,389	$87	—	$—	300	$—	2,000	$2	—	$—	—	$—	—	$—

	Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity	Members’ Deficit
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59
Beneficial conversion feature for Series G preferred stock			1,375		1,375
Issuance of common stock
From conversion of Series A preferred stock			(1)		—
For cash			2,079		2,084
For services			30		30
From exercise of options			4		4
Stock-based compensation			1,760		1,760
Warrants issued for services			73		73
Accrued dividend on preferred stock				(222)	(222)
Reversal of dividend accreted				93	93
Deemed dividend on preferred stock				(1,375)	(1,375)
Net loss for the period ended September 30, 2012				(7,234)	(7,234)

Balance at September 30, 2012	$—	$—	$69,315	$(69,193)	$211	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,		Inception (August 17, 2001) through
			September 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(7,234)	$(6,548)	$(60,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	385	1,811
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	73	37	370
Non-cash compensation expense	1,760	2,781	10,170
Common stock issued for services	30	303	4,327
Change in market value of warrants	(38)	(1,908)	1,357
Amortization of discount on convertible debt	—	—	1,081
Allowance for inventory obsolescence	(23)	(15)	53
Interest on perpetual preferred stock notes receivable	—	—	(35)
Loss on disposal of fixed assets	50	9	74
Impairment of intangible assets	23	—	26
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(271)	492	(411)
(Increase) decrease in inventory, net	169	(626)	(1,175)
(Increase) decrease in prepaid assets and other assets	(19)	(56)	(293)
(Increase) decrease in deposits	(4)	24	(20)
Increase (decrease) in accounts payable	279	37	1,164
Increase (decrease) in accrued expenses	(287)	123	750
Increase (decrease) in deferred revenue	(13)	(572)	176
Increase (decrease) in related party payable	17	—	(148)

Net cash used in operating activities	(5,119)	(5,534)	(40,133)

Investing activities
Purchases of property and equipment	(197)	(547)	(2,686)
Proceeds from sale of property and equipment	7	—	7
Payments for patent licenses and trademarks	(440)	(262)	(2,121)

Net cash used in investing activities	(630)	(809)	(4,800)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	2,088	3,054	28,886
Proceeds from issuance of preferred stock	4,941	—	17,202
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	—	414	988
Payment of preferred stock dividends	(237)	(323)	(1,320)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	—	—	(1,760)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	6,792	3,145	47,313

Net (decrease) increase in cash and cash equivalents	1,043	(3,198)	2,380
Cash and cash equivalents, beginning of period	1,337	5,782	—

Cash and cash equivalents, end of period	$2,380	$2,584	$2,380

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$372

Cash paid for income taxes	$—	$—	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Accretion of preferred stock dividends	$93	$—	$93

Deemed dividend on preferred stock	$1,375	$—	$8,058

Reversal of preferred dividends accreted	$(93)	$—	$(93)

Conversion of debt to common stock	$—	$—	$500

Warrants issued for placement agent services	$—	$—	$1,231

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$—	$95

Conversion of preferred stock	$—	$—	$2

Cashless exercise of warrants	$—	$26	$1,847

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

Lifeline Cell Technology, LLC (“LCT”) was formed in the State of California on August 17, 2001. LCT is in the business of developing and manufacturing purified primary human cells and optimized reagents for cell culture. LCT’s scientists have used a technology, called basal medium optimization, to systematically produce products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. LCT distinguishes itself in the industry by having in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval.

On July 1, 2006, LCT entered into an agreement among LCT, ISC California and the holders of membership units and warrants. Pursuant to the terms of the agreement, all the membership units in LCT were exchanged for 20,000,000 shares of ISC California Common Stock and for ISC California’s assumption of LCT’s obligations under the warrants. LCT became a wholly-owned subsidiary of ISC California.

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets cosmeceutical products, utilizing an extract derived from our human parthenogenetic stem cell technologies.

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $600,000 per month, excluding capital expenditures and patent costs averaging $75,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2013. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purposes, the Company sold 5,000,000 shares of Series G Preferred Stock raising $5 million and during the first quarter of 2012 sold 5,000,000 shares of common stock to Aspire Capital Fund, LLC for $2.1 million. For further discussion, see Note 6, Capital Stock, and Series G Preferred Stock.

We have filed a registration statement with the SEC that, following effectiveness, would allow us to raise up to $15 million from the sale of common stock and warrants. However, this is a “best efforts” offering and we cannot predict the timing or amount of any funds that we may actually receive.

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

The Company is a development-stage company with limited and unpredictable revenue stream from its Lifeline Skin Care and Lifeline Cell Technology business units. While the Company continued to expand its sales and marketing efforts to optimize revenue, to date it has generated limited revenue to support its core therapeutic research and development efforts.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2011. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any other interim period or an entire year.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method for LSC products, and specific identification method for LCT products. Inventory balances are stated at the lower of cost or market. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2012, the Company had an allowance for bad debt totaling $4,000. As of December 31, 2011, the Company did not have an allowance for bad debt as all accounts receivable were deemed collectible.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $2,096,000 and $1,677,000 at September 30, 2012 and December 31, 2011, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended September 30, 2012 and 2011 and nine months ended September 30, 2012 and 2011 amounted to $16,000, $24,000, $49,000, and $69,000, respectively, and is included in research and development expense. Accumulated amortization as of September 30, 2012 and December 31, 2011 was $444,000 and $395,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company did not recognize material impairments on its long-lived assets during the three and nine months ended September 30, 2012 and 2011.

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

Deferred Revenue

The Company recognizes revenue from LSC products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day right of return guarantee and therefore, the Company defers all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At September 30, 2012 and December 31, 2011, net deferred revenue totaled $176,000 and $189,000, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of September 30, 2012 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$1,505	$1,505	$—	$—

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2011 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$470	$470	$—	$—

LIABILITIES:
Warrants to purchase common stock	$38	$—	$—	$38

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Beginning balance at December 31, 2010	$2,400
Issuances	—
Adjustments to estimated fair value	(2,362)

Ending balance at December 31, 2011	38
Issuances	—
Adjustments to estimated fair value due to expiry	(38)

Ending balance at September 30, 2012	$—

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2012 and December 31, 2011 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each reporting date in 2011 using the Monte-Carlo valuation methodology; however, all warrants requiring such valuations expired in the first quarter of 2012.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2012, there were 335,000 non-vested restricted shares, 3,530,000 warrants, and 14,397,857 vested and 9,132,615 non-vested stock options outstanding; and at December 31, 2011, there were 6,569,550 warrants, and 11,842,841 vested and 11,141,598 non-vested stock options outstanding. These restricted shares, options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and nine months ended September 30, 2012 and 2011 or the period from inception through September 30, 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The amounts reclassified had no effect on total assets, total liabilities, total stockholders’ equity and results of operations of the prior year consolidated financial statements.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the three and nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

	September 30, 2012	December 31, 2011
Raw materials	$196	$265
Work in process	266	285
Finished goods	713	794

Total	1,175	1,344
Less: allowance for inventory obsolescence	(53)	(76)

Inventory, net	$1,122	$1,268

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Machinery and equipment	$1,071	$969
Computer equipment	362	358
Office equipment	224	217
Leasehold improvements	830	816

	2,487	2,360
Less: accumulated depreciation and amortization	(1,249)	(940)

Property and equipment, net	$1,238	$1,420

Depreciation expenses for the three and nine months ended September 30, 2012 were $106,000 and $320,000, respectively. During the same periods in the prior year, depreciation expenses were $113,000 and $316,000, respectively.

4. Patent Licenses

On December 31, 2003, LCT entered into an Option to License Intellectual Property agreement with Advanced Cell Technology, Inc. (“ACT”) for patent rights and paid ACT $340,000 in option and license fees. On February 13, 2004, LCT and ACT amended the Option agreement and LCT paid ACT additional option fees of $22,500 for fees related to registering ACT’s patents in selected international countries.

On May 14, 2004, LCT amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: UMass IP, ACT IP and Infigen IP, which terms are summarized below. The additional license fees aggregate a total of $400,000 and were secured by separate convertible promissory notes. The notes bore no interest unless they were not repaid at maturity, in which event they shall thereafter bear interest at an annual rate equal the lesser of 10% or the maximum non-usurious rate legally allowed.

The notes could be converted at the option of ACT into the first equity financing of LCT with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On December 21, 2007 ACT, elected to receive payment and was paid in cash in-lieu of conversion of the notes. The Company still maintains an obligation to pay royalties and other fees in accordance with the following schedule (in thousands, except percentages and sales thresholds):

	UMass IP	ACT IP	Infigen IP
License fee	$150	$225	$25
Royalty rates	3% to 12%	3% to 10%	3% to 10%
Minimum royalties
At 12 months	$15	$15	$8
At 24 months	$30	$38	$8
At 36 months	$45	$61	$7
Annually thereafter	$60	$75	$15
Milestone payments
First commercial product	$250	$250	$250
Sales reaching $5,000,000	$500	$500	$500
Sales reaching $10,000,000	$1,000	$1,000	$1,000

As of September 30, 2012, the total amount capitalized related to the acquired ACT licenses was $747,000, and $1,290,000 related to the other patent acquisition costs.

At September 30, 2012, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2012 (remaining three months)	$16
2013	64
2014	64
2015	64
2016	64
Thereafter	1,321

Total	$1,593

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2012 no revenues were realized from this agreement.

	September 30, 2012	December 31, 2011
BioTime, Inc. (in thousands)	$250	$250

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

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from sale finalized in 2007 were $1,157,000 net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitled the holder thereof to purchase through February, 2012 that number of shares of common stock for $1.00 each.

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

Each share of Series A Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. On March 30, 2012, the holder of the remaining 500,000 shares of Series A Preferred Stock, converted his shares to a total of 2,000,000 shares of common stock. As of September 30, 2012 and December 31, 2011, the Company had zero and 500,000 shares of the Series A Preferred Stock issued and outstanding, respectively. In May 2012, the Company filed a Certificate of Elimination for the Series A Preferred Stock to remove the powers, designations, preferences, privileges and other rights of the Series A Preferred Stock.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of September 30, 2012 and December 31, 2011, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Series C Preferred Stock, plus a liquidation premium of 6% per year, but such payment may be made only after payment in full of the liquidation preferences of the Series A and Series B Preferred Stock then outstanding. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of common stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. As of September 30, 2012 and December 31, 2011, the Company had 2,000,000 shares of the Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of September 30, 2012 and December 31, 2011, we had 43 shares of the Series D Preferred Stock issued and outstanding. Historically, the Series D Preferred Stock earned cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. As of September 30, 2012 and December 31, 2011, Series D Preferred Stock dividends of $0 and $108,000 were accrued, respectively. During the three and nine months ended September 30, 2012 and 2011, dividends of $64,000, $237,000, $109,000 and $323,000 were paid to the holders, respectively. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into a Waiver Agreement (the “Waiver Agreement”) pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

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

Exchange Agreement Series E Preferred Stock

On June 11, 2010, the Company entered into an Exchange Agreement (the “Optimus Exchange Agreement”) with Optimus Capital Partners, LLC (“Optimus”) under which the Company and Optimus agreed to exchange all of the Series E Preferred Stock previously issued to Optimus pursuant to the Preferred Stock Purchase Agreement dated June 30, 2009 (the “Optimus Preferred Stock Agreement”) for all of the promissory notes of Optimus (the “Optimus Notes”) issued to the Company in that transaction as payment for shares of the Company’s common stock. As part of the exchange transaction, the Company agreed to waive all accrued interest on the Optimus Notes and Optimus agreed to waive all accrued dividends and redemption premiums on the Series E Preferred Stock. The exchange was completed in June 2010 and is discussed in more detail below. Following the return of all shares of Series E Preferred Stock, the Company filed a Certificate of Elimination for the Series E Preferred Stock to remove the powers, preferences, privileges and other rights of the Series E Preferred Stock.

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

Exchange Agreement Series F Preferred Stock

On June 11, 2010, the Company, entered into an Exchange Agreement (the “Socius Exchange Agreement”) with Socius CG II, Ltd. (“Socius”) under which the Company and Socius agreed to exchange all of the Series F Preferred Stock previously issued to Socius pursuant to the Preferred Stock Purchase Agreement dated May 4, 2010 (the “Socius Preferred Stock Agreement”) for all of the promissory notes of Socius (the “Socius Notes”) issued to the Company in that transaction as payment for shares of the Company’s common stock and a $2.5 million note issued in partial payment for the Socius Series F Preferred Stock. As part of the exchange transaction, the Company agreed to waive all accrued interest on the Socius Notes and Socius agreed to waive all accrued dividends and redemption premiums on the Socius Series F Preferred Stock. The exchange was completed in June 2010 and is discussed in more detail below. Following the return of all shares of Series F Preferred Stock, the Company filed a Certificate of Elimination for the Series F Preferred Stock to remove the powers, preferences, privileges and other rights of the Series F Preferred Stock.

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

The Series G Preferred is convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price. The Series G Preferred shares have priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, plus any accrued but unpaid dividends, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred Stock then outstanding. Historically, from the date of issuance of the Series G Preferred, dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrued quarterly on such shares of Series G Preferred. Each share of Series G Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shares shall be independent based on the NASDAQ listing requirements. As of June 30, 2012, Series G Preferred Stock dividend of $93,000 was accrued compared to none as of December 31, 2011. Such dividends were accreted to the carrying value of the Series G preferred stock. No dividend was paid to the holders during the three and nine months ended September 30, 2012 and 2011. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, dividends from inception in the amount of $93,000 accreted to the carrying value of Series G preferred stock have been reversed. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock or Series G Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

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

During the three and nine months ended September 30, 2012 and 2011, the Company has issued zero, 5,000,000, 2,450,000 and 3,500,000, respectively, shares of common stock to Aspire Capital, raising $0, $2.1 million, $1.9 million, and $3.1 million, respectively, which was used to fund its operational activities.

Reserved Shares

At September 30, 2012, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	23,530,472
Options available for future grant	16,841,640
Convertible preferred stock	38,973,200
Warrants	3,530,000

82,875,312

7. Related Party Transactions

Other than with respect to the purchases of Series C, Series D and Series G Preferred Stock discussed above, the Company’s related party transactions were for related party dividends and for a facility lease.

Dividend amounts related to Series D and Series G financing, of $0 and $108,000 were accrued at September 30, 2012 and December 31, 2011 respectively, to be payable to X-Master, Inc. and AR Partners LLC, entities affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. The Series D dividends were payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred Stock dividends were initially cumulative and payable upon conversion of the Series G shares or upon certain Series G deemed liquidation events to AR Partners, LLC. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, the Company reversed all previously accreted and recorded dividends related to Series G Preferred Stock totaling $93,000. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

During the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended September 30, 2012 and 2011, the Company recorded $29,000 and $23,000, respectively, in rent expense that was related to the facility lease arrangement with related parties. Additionally, during the nine months ended September 30, 2012 and 2011, the Company recorded $86,000 and $49,000, respectively, related to the same arrangement with the related party.

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

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, the Company recognized $534,000, $993,000, $1.8 million, and $2.8 million, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of September 30, 2012 and 2011 was $4.4 million and $8.3 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.4 years and 3.1 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.88%	0.94%	1.25%	1.84%
Expected stock price volatility	124.93%	123.63%	94.01%	81.12%
Expected dividend payout	0%	0%	0%	0%
Expected option life-years based on management’s estimate	5.6 yrs	5.7 yrs	6.1 yrs	6.1 yrs

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	4,148,340	7.64	$0.41	2,097,300	5.98	$0.44
$0.51-$0.75	9,383,993	7.20	$0.62	6,259,318	7.15	$0.62
$0.76-$1.00	2,566,339	3.64	$0.99	2,414,339	3.30	$1.00
$1.01-$1.25	355,000	8.59	$1.10	215,600	8.59	$1.10
$1.26-$1.50	1,226,800	7.39	$1.31	739,300	7.09	$1.33
$1.51-$3.20	5,850,000	8.07	$1.94	2,672,000	7.88	$1.99

	23,530,472	7.14	$0.99	14,397,857	6.49	$0.95

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	10,009,937	$0.92
Granted	6,997,500	$1.69
Exercised	(300,820)	$0.50
Canceled or expired	(1,976,410)	$1.17

Outstanding at December 31, 2011	14,730,207	$1.26
Granted	2,398,000	$0.38
Exercised	(17,500)	$0.22
Canceled or expired	(1,834,467)	$0.76

Outstanding at September 30, 2012	15,276,240	$1.17

	Number of Shares issued outside the Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(2,000,537)	$0.62

Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at September 30, 2012	8,254,232	$0.65

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

The 1,721,629 Brookstreet Warrants outstanding as of December 31, 2011 expired on February 14, 2012, and the Company recorded $38,000 to reduce the fair market value of the warrants to zero as they are no longer outstanding as of September 30, 2012.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,629,623 warrants to various investors at an exercise price of $0.80 per share of which zero and 1,317,921 warrants remained outstanding at September 30, 2012 and December 31, 2011, respectively. In addition, 1,400,000 warrants were issued to YKA Partners, an affiliated company of our former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which remain outstanding at September 30, 2012 and December 31, 2011.

Warrants issued with Preferred Stock

During 2008, in connection with the Company’s fund raising efforts, two warrants to purchase shares of common stock were issued with the purchase of one share of Series A Preferred Stock, where an additional 2,000,000 common stock warrants were outstanding and two warrants to purchase shares of common stock were issued with the purchase of one share of Series B Preferred Stock, where an additional 1,100,000 common stock warrants were outstanding. As of December 31, 2010, 400,000 warrants related to the Series A Preferred Stock were converted into 800,000 common shares.

As of September 30, 2012 and December 31, 2011, there were 1,600,000 and 300,000 warrants related to the Series A Preferred Stock and Series B Preferred Stock, respectively, each at an exercise price of $0.25 per share. Warrants related to the Series A Preferred Stock expire in January, 2013, and warrants related to the Series B Preferred Stock expire in July, 2014.

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

Warrants issued in connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years.

Accordingly, there were warrants for 100,000 shares of common stock at a strike price of $1.50 vested as of December 31, 2011 in connection with the agreement. In addition, as of September 30, 2012, there were 100,000 warrants vested with a strike price of $2.00. The Company valued the warrants issued in connection with the SkinCare Marketing Agreement using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.94%, a dividend yield of 0%, and volatility of 134%.

Share data related to warrant transactions as of September 30, 2012 were as follows:

									Price per Share
	Series A	Series B	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Shares	Range	Weighted average exercise price
Outstanding, December 31, 2009	2,000,000	1,100,000	1,400,000	30,000	1,629,623	3,405,929	—	9,565,552	$0.25-0.80	$0.45

2010
Issued								—
Exercised	(400,000)	(600,000)			(248,902)	(1,645,772)		(2,894,674)	0.25-0.80	0.47
Forfeited								—

Outstanding, December 31, 2010	1,600,000	500,000	1,400,000	30,000	1,380,721	1,760,157	—	6,670,878	$0.25-0.80	$0.45

2011
Issued							200,000	200,000	1.50-2.00	1.75
Exercised		(200,000)			(62,800)	(38,528)		(301,328)	0.25-0.80	0.40
Forfeited								—

Outstanding, December 31, 2011	1,600,000	300,000	1,400,000	30,000	1,317,921	1,721,629	200,000	6,569,550	$0.25-2.00	$0.49
2012
Issued								—
Exercised								—
Forfeited					(1,317,921)	(1,721,629)		(3,039,550)	$0.56-0.80	$0.66

Outstanding, September 30, 2012	1,600,000	300,000	1,400,000	30,000	—	—	200,000	3,530,000	$0.25-2.00	$0.33

10. Commitments and Contingencies

Leases

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2016. Our current base rent is $8,338 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

During 2010 we utilized a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, and we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administrative purposes. Our base rent in the new facilities is $6,143 per month for the first year, increasing to $11,306 in 2012. The initial lease term expires December 31, 2015 and there is an option for an additional five years.

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

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2012, are as follows (in thousands):

Amount
2012 (remaining three months)	$91
2013	363
2014	359
2015	369
2016	93

Total	$1,275

Marketing Arrangement and Agreement

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization that would serve as a consultant and assist in marketing for Lifeline Skin Care, Inc., (“LSC”)a wholly-owned subsidiary of International Stem Cell, to sell its skin care products through various proprietary mailings. As part of the arrangement, there were various phases and objectives to accomplish, one of which was the potential formation of a joint venture in the future between the parties. Based on the arrangement, LSC paid to the marketing organization 40% of net profits (as defined in the arrangement) generated from the proprietary mailings.

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to LSC to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. The Company recognized $36,000, and $73,000 in stock-based compensation from warrants issued for services during the three and nine months ended September 30, 2012, and $38,000 and $38,000 for the same periods in 2011, respectively.

LSC incurred $32,000 and $117,000 as marketing expenses during the three and nine months ended September 30, 2012, respectively, under the terms of this arrangement and agreement. For the same periods in 2011, we recorded $56,000 and $363,000, respectively, as marketing expenses related to this relationship.

Customer Concentration

During the three and nine months ended September 30, 2012, one major customer accounted for 17% and 15% of our consolidated revenues, respectively, and another major customer accounted for 13% and 10% of our consolidated revenues, respectively. During the three and nine months ended September 30, 2011, a major customer accounted for approximately 16% and 11% of our consolidated revenues, respectively, and another major customer accounted for approximately 15% of our consolidated revenues during the three months ended September 30, 2011. No other single customer accounted for more than 10% of our revenues for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2011. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations, as a result of the risks discussed later in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

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

With respect to therapeutic research, ISCO focuses on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease, a chronic neurodegenerative disease; 2) various inherited/metabolic liver diseases; and 3) corneal blindness.

ISCO’s wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our human stem cell technologies. These products are regulated as cosmetics. Furthermore, marketing and sales are conducted direct to the consumer via the internet as well as channels such as dermatology clinics and spas, thus providing important revenue to help support our internal development of therapeutic products. LSC currently sells its products nationally and internationally through a branded website and select distributors.

ISCO’s wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes human cells and the reagents needed to culture and study human cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. LCT distinguishes itself in the industry by having in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval. LCT also provides important funds to help support our internal development of therapeutic products. LCT’s products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

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

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, LCT became wholly-owned by ISC California, which in turn is wholly-owned by us. Lifeline Cell Technology is responsible for developing, manufacturing and distributing all of its products.

Lifeline Skin Care, Inc. was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC creates cosmetic skin care products using an ingredient derived from our human cell technologies. LSC currently sells its products globally through a branded website, domestic and international distributors, physicians and spas.

Results of Operations

Revenues

We are considered a development stage company, and as such our revenues are limited and not predictable. Revenue for the three months ended September 30, 2012 totaled $1.19 million, compared to $842,000 for the three months ended September 30, 2011, representing an increase of $348,000 or 41%. The increase was driven by higher sales generated from both LSC and LCT. Product revenues for the nine months ended September 30, 2012 were $3.32 million compared to $3.47 million for the corresponding period in 2011, representing a decrease of $150,000 or 4%. The decrease is due principally to fewer sales generated from LSC, partially offset by LCT’s higher sales generated primarily from OEM customers and international distributors.

LSC accounted for $525,000 or approximately 44% of total revenue during the three months ended September 30, 2012, compared to $359,000 or 43% of total revenue during the same period in 2011. For the nine months ended September 30, 2012, LSC generated $1.59 million or 48% of total revenue, compared to $2.02 million or 58% of total revenue in the corresponding period in 2011. LCT contributed $663,000 or approximately 56% of total revenue in the three months ended September 30, 2012, compared to $484,000 or 57% of total revenue for the same period in 2011. For the nine months ended September 30, 2012, LCT generated $1.73 million or 52% of total revenue, compared to $1.45 million or 42% of total revenue for same period in 2011.

Cost of sales

Cost of sales for the three months ended September 30, 2012 was $320,000 or 27% of revenue, compared to $361,000 or 43% of revenue for the corresponding period in 2011. The favorable reduction in cost of sales as a percentage of revenue is attributable to increased efficiency and effectiveness in the manufacturing and management of supply chain related to both LSC and LCT businesses. In addition, lower overhead costs and more effective inventory management by LCT contributed to the reduction in cost of sales as a percentage of revenue.

Cost of sales for the nine months ended September 30, 2012 was $957,000 or 29% of revenue, compared to $1.15 million or 33% of revenue for the same period in 2011. Increased efficiency and effectiveness in the manufacturing and management of supply chain and inventory by both LCT and LSC contributed to a favorable reduction in the cost of sales a percentage of revenue. The favorable reduction was partially offset by a shift in sales mix from higher margin products related to LSC to sales of lower margin products related to LCT.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. As we continue to refine our manufacturing processes on our media and cell type products, and our sales volume continues to increase for these products, we anticipate that our cost of sales as a percentage of product sales will decrease.

Research and Development (“R&D”)

Research and development expenses were $900,000 for the three months ended September 30, 2012, compared to $1.13 million for the same period in 2011. The decrease of $230,000 is due primarily to lower stock-based compensation expense of $205,000, lower personnel-related spending of $87,000, lower consulting expenses of $84,000 associated with various research projects, partially offset by higher stem cell line research and testing expenses of $90,000 and higher laboratory materials expense of $73,000.

Research and development expenses were $2.70 million for the nine months ended September 30, 2012, compared to $3.26 million for the same period in 2011. The decrease of $560,000 is due primarily to lower stock-based compensation expense of $360,000, lower consulting expenses of $270,000 associated with various research projects, lower personnel-related spending of $74,000, lower laboratory-related expenses of $52,000, and reduced travel expenses of $23,000, partially offset by higher stem cell line research and testing expenses of $233,000 and higher laboratory materials expense of $28,000.

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

Selling and Marketing Expense

Selling and marketing expenses for the three months ended September 30, 2012 were $477,000, reflecting an increase of $112,000 or 31%, as compared to $365,000 for the same period in 2011. The increase was primarily driven by higher advertising expense of $89,000 reflecting augmented efforts to promote and build brand awareness for our skin care products, higher logistic and selling-related expenses of $57,000, higher consulting expense of $35,000, higher commission paid to various sales consultants of $25,000, and higher e-commerce website support expense of $19,000. The increase was partially offset by reductions of $37,000 in stock-based consulting expense, $33,000 in employee stock-based compensation, $23,000 in sales commission primarily paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings and $20,000 in employee-related expenses.

For the nine months ended September 30, 2012, marketing expenses amounted to $1.52 million, reflecting an increase of $490,000 or 48%, as compared to $1.03 million for the corresponding period in 2011. The increase was primarily driven by higher advertising spending of approximately $177,000, higher logistic and selling-related expenses of $169,000, higher consulting expense of $165,000, higher e-commerce website support expense of $126,000, higher employee-related spending of $82,000 resulting from increased headcount in the sales and marketing of the skin care products, higher commission paid to various sales consultants of $62,000, and higher stock-based consulting expense of $36,000. The increase was partially offset by a reduction of $244,000 in sales commission primarily paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings and lower employee stock-based compensation of $87,000.

Regarding the marketing arrangement with the abovementioned consultant who promoted, marketed, and sold skin care products, prior and up to June 30, 2011, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. In June 30, 2011, we renegotiated and formalized this arrangement in a marketing agreement, which specifies a reduced 20% marketing fee on net revenues generated from these proprietary mailings. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. For the three and nine months ended September 30, 2012, we recorded $33,000 and $119,000, and for the same periods in 2011, we recorded $56,000 and $363,000, respectively, as marketing expenses related to this agreement.

We aim to strengthen our brand by refining our sales and marketing strategies, expanding our sales channels and improving the efficiency and effectiveness of our operations to optimize sales

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were $1.57 million, reflecting a decrease of $540,000 or 26%, compared to $2.11 million for the same period in 2011. The decrease, reflecting a more streamlined operating structure, resulted largely from reduced employee-related spending resulting from lower headcount of $199,000, lower employee stock-based compensation of $194,000, lower corporate support and administrative expenses of $103,000, lower consulting fees of $34,000, and lower professional accounting fees of $31,000. The decrease was partially offset by higher rent expense of $34,000, and legal fees of $14,000 relating to our corporate activities.

General and administrative expenses for the nine months ended September 30, 2012 were $5.36 million, reflecting a decrease of $1.12 million or 17%, compared to $6.48 million for the same period in 2011. The decrease was largely attributable to lower employee stock-based compensation totaling $542,000, the absence of stock-based compensation for services provided by a consultant amounting to $303,000, reduced employee-related spending resulting from lower headcount of $211,000, and lower corporate support expenses of $172,000. The decrease was partially offset by an increase in legal fees of $98,000 relating to our corporate expenses, higher rent expense of $69,000, and higher professional accounting fees related to Sarbanes-Oxley compliance efforts of $13,000.

Other Income/Expense

Other expense for the three months ended September 30, 2012 was $1,000, compared to other income of $557,000 for the same period in the prior year, primarily reflecting the substantial decrease in the fair value of our warrant liabilities which expired on February 14, 2012. Other expense for the nine months ended September 30, 2012 totaled $10,000, compared to other income of $1.90 million for the same period in the prior year. The significant variance is the result of a substantial decrease in the fair value of our warrant liabilities which expired on February 14, 2012.

Liquidity and Capital Resources

As of September 30, 2012, our cash and cash equivalents totaled $2.38 million, compared to $1.34 million as of December 31, 2011. As of September 30, 2012, we had working capital of $2.24 million, compared to $905,000 as of December 31, 2011.

Operating Cash Flows

Net cash used in operating activities was $5.12 million for the nine months ended September 30, 2012, compared to $5.53 million for the corresponding period in 2011. The primary factors contributing to the variability in the reported cash flow amounts relate to lower inventory, reduced deferred revenue resulting from lower sales generated from skin care products, and timing of operating expenses and customer payments and billings.

Investing Cash Flows

Net cash used in investing activities was $630,000 for the nine months ended September 30, 2012, compared to $809,000 in the same period in 2011. Investing activities in the nine months ended September 30, 2012 consisted of legal fees related to intangible assets and computer equipment, lab equipment, software and leasehold improvements related to our manufacturing facilities.

Financing Cash Flows

Net cash provided by financing activities was $6.79 million for the nine months ended September 30, 2012, compared to $3.15 million in the same period in 2011. The net proceeds of $6.79 million received in 2012 were primarily attributable to the issuance of five million shares of Series G Preferred Stock for approximately $4.94 million, which is net of stock issuance costs. For further discussion, see Note 6, Capital Stock, Series G Preferred Stock. In addition, during the nine months ended September 30, 2012, we raised $2.09 million from the issuance of 5,000,000 shares of common stock to Aspire Capital Group. We paid dividends of $237,000 to our preferred stockholders.

On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into a Waiver Agreement (the “Waiver Agreement”) pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, we reversed all previously accreted and recorded dividends related to Series G Preferred Stock totaling $93,000. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D or Series G Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

Management is currently reviewing different financing sources and options to raise working capital to help fund our current operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2012 and beyond;

•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;

•	scientific progress in our research and development programs;

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

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders. Additional debt financing may be expensive and require us to pledge all or a substantial portion of our assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our product initiatives.

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our burn rate is approximately $600,000 per month, excluding capital expenditures and patent costs averaging $75,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2013. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purpose, the Company sold 5,000,000 shares of Series G Preferred Stock raising $5 million, and during the first quarter of 2012 sold 5,000,000 shares of common stock to Aspire Capital Fund, LLC, for $2.1 million.

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

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014. From commencement through September 30, 2012, we sold a total of 9,333,333 shares of common stock to Aspire Capital for an aggregate of $5,942,000.

We have filed a registration statement with the SEC that, following effectiveness, would allow us to raise up to $15 million from the sale of common stock and warrants. However, this is a “best efforts” offering and we cannot predict the timing or amount of any funds that we may actually receive.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2012, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed doubt as to our ability to continue as a going concern. *

We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and, as we increase our research and development activities, we expect our operating losses to increase significantly. We do not have any sources of significant or sustained revenues and may not have any in the foreseeable future.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. *

During 2011, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our current burn rate is approximately $600,000 per month excluding capital expenditures and patent costs averaging $75,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through 2012. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

Additional financing through strategic collaborations, public or private equity or debt financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders, and any debt financings will likely involve covenants restricting our business activities. Additional financing may not be available on acceptable terms, or at all. Further, if we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or product development initiatives, any of which could have a material adverse effect on our financial condition or business prospects.

We have limited clinical testing and regulatory capabilities, and human clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials, which may limit our ability to generate revenues from therapeutic products. *

Due to the relatively early stage of our therapeutic products and stem cell therapy-based systems, we have not yet invested significantly in clinical testing and regulatory capabilities, including for human clinical trials. We cannot assure you that we will be able to invest or develop resources for these capabilities successfully or as expediently as necessary. In particular, human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

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

Our competition includes fully integrated biotechnology, pharmaceutical and cosmetic companies that have significant advantages over us.

The market for therapeutic stem cell products is highly competitive. We expect that our most significant competitors will be fully integrated and more established pharmaceutical, biotechnology and cosmetic companies. These companies are developing stem cell-based products and they have significantly greater capital resources and research and development, manufacturing, testing, regulatory compliance, and marketing capabilities. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

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

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably. *

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

Although our licenses with Advanced Cell Technology allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Advanced Cell Technology, the cost of such remedies could be significant and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse effect on our business. Some of these licenses also contain restrictions (e.g., limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. In the future we may require further licenses to complete and/or commercialize our proposed products. We may not be able to acquire any such licenses on a commercially-viable basis.

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

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan. *

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. In the past year we have had significant turnover in our management personnel, and there is intense competition for qualified personnel in the areas of our present and planned activities. Accordingly, we may not be able to continue to attract and retain the qualified personnel, which would adversely affect the development of our business.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders. *

Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, beneficially own all of the outstanding shares of our Series C, Series D and Series G Preferred Stock, which could be converted into approximately 32% of our outstanding shares of common stock as of October 31, 2012. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our seven directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing four series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established four separate series of outstanding preferred stock, including Series B, Series C, Series D and Series G Preferred Stock, which have various rights and preferences senior to the shares of common stock. If the Company declares and pays a dividend on our common stock, shares of our Series B and Series C Preferred Stock are entitled to share in such dividends on a pro rata as-if-converted to common stock basis. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.25 to $0.40 per share). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is not an affiliate of our company and who has satisfied a six month holding period may, as long as we are current in our required filings with the SEC, sell securities without further limitation. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a one year holding period. Affiliates of our company who have satisfied a six month holding period may sell securities subject to limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities. Currently, a substantial majority of our securities are either free trading or subject to the release of trading restrictions under the six month or one year holding periods of Rule 144.

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to affect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of four series of preferred stock that remain outstanding, including Series B, Series C, Series D and Series G Preferred Stock. The terms of the Series B, Series C, Series D and Series G Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series C, Series D and Series G Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline. *

On December 9, 2010, the Company entered into a purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of our common stock. As of October 18, 2012, we have sold Aspire Capital 9,333,333 shares of common stock for aggregate proceeds of $5,942,460, and we may sell Aspire Capital up to an additional $19,057,540 of our common stock in the future. Pursuant to the purchase agreement, the number of shares of common stock that we may designate Aspire Capital to purchase is dependent on the closing price of our common stock on the date that we provide Aspire Capital with a purchase notice directing it to purchase shares, and the purchase price per share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices of our common stock during the 12 consecutive business days preceding the date of sale. If we elect to sell additional shares to Aspire Capital under the Common Stock Purchase Agreement, depending upon market liquidity at the time, it may cause the trading price of our common stock to decline.

After Aspire Capital has acquired additional shares of our common stock under the purchase agreement, it may sell all, some or none of such shares. In connection with the purchase agreement, the Company also entered into a registration rights agreement with Aspire Capital, dated December 9, 2010 that provides, among other things, that the Company will register the resale of all shares acquired by Aspire Capital under the purchase agreement. Therefore, sales to Aspire Capital by us pursuant to the purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital pursuant to the purchase agreement, or anticipation of such sales, as well as the resale of such shares by Aspire Capital, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital, and we may terminate the purchase agreement at any time at our discretion without any cost to us.

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

We do not expect to pay cash dividends in the foreseeable future on our common stock.

We have not historically paid cash dividends on our common stock, and we do not plan to pay cash dividends on our common stock in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed June 4, 2012).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).

4.4	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.5	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.6	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.7	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.8	Consulting Agreement with James Berglund dated July 24, 2012.

4.9	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012, File No. 000-51891).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: November 8, 2012

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ LINH T. NGUYEN
	Name:	Linh T. Nguyen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)