Form 10-K
period 2012-12-31
International Stem Cell CORP
filed 2013-03-26
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $29,036,000 based upon the closing price of the common stock on June 30, 2012 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2013 there were 111,713,815 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2013 is incorporated by reference into Part III of this Form 10-K.

Explanatory Note

The registrant previously reported as an accelerated filer, but has become a smaller reporting company under applicable SEC rules and regulations. Accordingly, the registrant is using scaled disclosure applicable to a smaller reporting company for this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about potential markets, future product demand, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, research and product development uncertainties, regulatory policies and approval requirements, competition from other similar businesses, market and general economic factors, the availability of resources and the other risks discussed in Item 1A of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

Business Overview

International Stem Cell Corporation (sometimes referred to herein as “ISCO”, the “Company”, “we”, “us”, or “our”) is a developmental stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue.

The Company is a development stage entity with no revenue generated from its principal operations in therapeutic research and development efforts. To date, the Company has generated limited and unpredictable incidental revenues to support its core therapeutic research and development efforts.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and they offer the potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into people across various ethnic groups. ISCO scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals of differing genders, ages and racial background with minimal immune rejection after transplantation. ISCO’s collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines, three of which were created under cGMP conditions. We have facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatment

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease; 2) metabolic/liver diseases; and 3) corneal blindness.

Parkinson’s disease (“PD”) is the second most common neurodegenerative disease and, according to the Parkinson Disease Foundation, there are more than one million sufferers in the United States and more than $2 billion is spent on medication. Currently there is no cure for PD and the improvements in symptoms provided by PD drugs often diminish with time. Using our proprietary technologies and know-how, we are creating neuronal cells from hpSCs as a potential treatment of PD and other central nervous system disorders in order to address this significant market opportunity.

Liver disease affects one in ten persons according to the American Liver Foundation, and is one of the top ten leading causes of death in the United States. There are more than 100 individual diseases of the liver and, for people with liver failure, the only effective treatment is full or partial organ transplantation. However, the demand for liver organs far exceeds the number available. According to the American Liver Foundation, over 16,000 individuals in the United States are waiting for a transplant. Using our proprietary technologies and know-how, we are creating liver cells from hpSCs that may be used to treat a variety of hepatic and metabolic liver diseases to address this significant market opportunity. Importantly, liver cell transplantation has already been used in early stage clinical trials to treat patients with liver failure and has proven especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant.

According to the World Health Organization, corneal blindness currently affects between seven and eight million people worldwide with a significant number of those people in India. There is a tremendous shortage of cells and corneal tissue for transplantation necessary to effectively treat sufferers, particularly in South Asia where cultural and other reasons inhibit the donation of corneal tissue. Using our proprietary technologies and know-how, we are creating corneal-like structures from hpSCs. These clear hollow spheres are composed of tissue with a three-dimensional layered structure similar to what is found in normal corneal tissue. Portions or all of these tissue layers may be suitable for cornea transplantation in humans. In addition, corneal cells can be used for coating contact lenses to accelerate corneal healing. We are currently collaborating with a leading eye hospital in India for pre-clinical and clinical development of a cornea product for the Indian market.

Cosmeceutical Market – Skin Care Products

Anti-aging represents a significant portion of the prestige facial skincare market and seems to be resilient to a recessionary economy. In key markets such as the U.S. and Asia, we believe that the prestige facial skincare market is positioned for significant growth.

In order to make claims that products can actually diminish the signs of aging, marketers are constantly looking for new combinations of specialty ingredients. The category of skincare products based on biotechnology such as human stem cells is just beginning to be developed, and therefore we believe that it has significant growth potential. Our goal is to leverage our leadership in human stem cell technology to develop and commercialize advanced anti-aging skincare products for the consumer and professional channels.

Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products to address this significant market opportunity. Lifeline Skin Care has three proprietary products, Defensive Day Serum, Recovery Night Serum and an Eye Firming Complex, all of which include our patented stem cell extract.

LSC’s products are sold nationally and internationally through a branded website; through professional channels (including dermatologists; plastic surgeons; medical, day and resort spas,) and distributors. Domestically, we plan to increase distribution of our products by increasing brand awareness and resonance through advertising, sales promotion and public relations. Internationally, we are increasing distribution and sales through agreements with specialty distributors in both Latin America and Asia.

Biomedical Market – Primary Human Cell Research Products

The global market for human cell systems for use in basic research is extremely large, with continuing anticipated growth. We believe that the following are the main drivers in the research market:

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

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 130 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells, in order to address this significant market opportunity. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets.

Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

While we have continued to expand our sales and marketing efforts in order to increase revenue, to date we have generated limited revenue to support our core therapeutic research and development efforts.

Underpinning our research into the therapeutic properties of hpSC, we plan to expand its collection of parthenogenetic stem cell lines by creating and banking new clinical-grade hpSC lines at its Oceanside, California facility. We intend to create these new lines according to good tissue practices (“GTP”) and current good manufacturing practices (“cGMP”) and use them as sources for our own internal development programs and to generate revenue through licensing opportunities. We are actively working with a number of in vitro fertility (“IVF”) clinics in the southern California region enrolling individuals who are willing to donate oocytes for research purposes in order to create new hpSC lines.

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

We address these and other aspects in each of our therapeutic development programs and believe that our technology fundamentally may offer substantial clinical-commercial opportunity in the field of regenerative medicine. To this end we engage internationally proven immunogeneticists, geneticists, ethicists, regulatory experts, patent counsel and other experts to advance hpSC technology, the collection of pluripotent stem cells, and to advance our therapeutic applications.

During 2007 and 2008, an ISCO scientist published two seminal works in the peer reviewed journal “Cloning and Stem Cells” that announced and described the first intentional creation of human parthenogenetic stem cells. These papers form the basis of ISCO’s technology and its intellectual property. The importance of this work was illustrated by Professor Sir Ian Wilmut, Director of the MRC Centre for Regenerative Medicine at the University of Edinburgh and best known as the leader of the research group that in 1996 first cloned a sheep (“Dolly”) from an adult somatic cell who said “This study has used a novel approach to producing cells that may one day be used to treat large numbers of patients. While there is a great deal of discussion about the possibility of producing stem cells for each patient this approach to therapy is unrealistic because of the enormous costs involved. Rather it is likely that treatment of large numbers of patients by cell therapy will only be possible if methods are found using any one cell line to treat very large numbers of patients. This very exciting paper represents a significant step forward towards the use of such cells in cell therapy.” Sir Ian noted, “Immune reaction is one of the most serious problems facing the development of stem cell therapy, and cell lines of this type may enable us to treat a large number of patients without immune rejection, offering an enormous practical advantage. Further research is required to confirm that the cells produced in this way are able to replace cells that have been lost in human degenerative disease.”

Over the last few years we have further deepened our scientific understanding and technical capabilities with respect to the manipulation of our parthenogenetic stem cells and how they can be differentiated into distinct lineages such as retinal pigment epithelial cells, hepatocyte-like cells and neural-progenitors as well as larger scale structures such as cornea-like tissue.

History

ISCO was incorporated in Delaware on June 7, 2005 under the name BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. On December 28, 2006, pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. As a result of this transaction, ISC California became wholly-owned by ISCO. This transaction was accounted for as a reverse merger for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of ISC California and its subsidiary. On January 29, 2007, we changed our name to International Stem Cell Corporation.

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, (“LCT”) which was organized in California in August 2001. As a result of the restructuring, LCT became wholly-owned by ISC California. Lifeline Skin Care, Inc. was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISCO California.

Our principal executive offices are located at 5950 Priestly Drive, Carlsbad, CA 92008, and our telephone number is (760) 940-6383. Our corporate website address is www.internationalstemcell.com, Lifeline Cell Technology’s website address is www.lifelinecelltech.com, and Lifeline Skin Care’s website address is www.lifelineskincare.com. Our common stock is quoted on the OTC QB and trades under the symbol “ISCO”.

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

Our Technology

We have developed a proprietary process based on parthenogenesis for the creation of a new type of stem cell that has shown to exhibit the pluripotency and proliferative benefits of embryonic stem cells yet avoid the use or destruction of fertilized human eggs or embryos. Furthermore, since parthenogenetic stem cells can be created with immunogenetically identical (“homozygous”) chromosome pairs, each line has potential to be an immune match for tens of millions of patients. If such cells were to be differentiated into functional mature cells they would, theoretically, be universally applicable across a wide range of medical conditions.

We also hold licenses to three other technologies to create human pluripotent stem cells: SCNT technology (as mentioned previously); a technology that may be useful to create induced pluripotent stem cells (“iPS”); and “single blastomere technology” which uses a single cell obtained from a fertilized blastocyst to create an embryonic stem cell line. Each of these technologies has unique cell therapy applications and provides us with a broad base of technologies from which we can operate in the future.

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

Our Products

Therapeutic Product Candidates

Using our proprietary technologies and know-how, we are exploring and creating a range of cell types that may be useful in therapeutic treatments such as:

•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, it is also possible to create islet cells for potential treatment of diabetes.

•	Neuronal cells for treatment of Parkinson’s disease and potentially other central nervous system disorders, such as traumatic brain injury, stroke and Alzheimer’s disease.

•	Three-dimensional eye structures to treat degenerative retinal diseases, corneal blindness, and to accelerate corneal healing.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

Skin Care Products

ISCO’s research scientists developed three skin care products, including Defensive Day Serum, Recovery Night Serum, and Firming Eye Complex, all using a patented extract derived from human parthenogenic stem cells and regulated as cosmetics. Defensive Serum contains sunscreen, along with unique stem cell-derived ingredients. The day serum not only protects the skin from the aging effects of harsh light, but it continues to nurture the skin’s collagen and fibroblasts to give noticeably firmer, smoother, younger-looking skin. The Recovery Night Serum is a nighttime therapy that complements the Defensive Day Serum. The night serum nurtures the skin’s collagen and elastin and contains ingredients to defend against damaging free radicals, to help build firmer, smoother, younger and healthier-looking skin. The Firming Eye Complex contains Vitamin C, hyaluronic acid, and matrixyl 3000 to replenish moisture and supply nutrients to the eye area, along with unique stem-cell derived ingredients that are designed to help firm and tighten the more fragile skin around the eyes, become less vulnerable to premature aging and stimulate collagen production.

Research Products

ISCO’s LCT subsidiary develops, manufactures and commercializes over 130 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets. LCT frequently adds more products to its line. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

Often LCT’s research customers use our cell-based research products in their clinical research, eventually adapting them for therapeutic applications. If one of our research products is adopted by a successful producer of therapeutic cells, ISCO may become a supplier to the much larger therapeutic market through LCT’s products. This is based on the fact that once regulatory product submissions are made to the FDA and similar authorities, the media and reagents used during development cannot be changed easily after approval. These uses of LCT’s products bring opportunities to ISCO for future therapeutic products. Such is the case with LCT’s Fibrolife® media, which CytoGraft (Novato, CA) is using as part of the process of creating its tissue engineered vascular grafts.

LCT products and applications include:

•	Human skin cells and associated reagents (DermaLife® ) for the study of skin disease, toxicology or wound healing.

•	Human cells from the heart and blood vessels and associated reagents (VascuLife®), used by researchers to study cardiovascular disease and cancer.

•	Human “pooled” liver cells from many donors appropriate for conducting screening tests on potential drug candidates.

•	Human bronchial and tracheal cell lines for the study of toxicity, cystic fibrosis, asthma and pathogenesis.

•	Human mammary epithelial cell lines for the study of breast cancer, three dimensional culture and carcinogen screening.

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

Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed.

LCT brand products are currently distributed domestically through LCT’s direct sales force and in Europe through CellSystems GmbH. LCT has set up distribution contracts with distributors in Japan, China, South Korea, Taiwan, Malaysia, Singapore and India. In addition, LCT manufactures cell culture products under OEM contracts with American Type Culture Collection (“ATCC”), Millipore Corporation and Life Technology (formerly known as Invitrogen Corporation).

Our Markets

Therapeutic Markets

ISCO is currently pursuing a number of scientific development programs designed to lead to the creation of new therapeutic products. We anticipate that, with their superior immune-matching characteristics, our cells will be able to reduce or eliminate the need for immune-suppression drugs and the adverse reactions they trigger in patients.

Parkinson’s disease. Parkinson’s disease (“PD”) is one of the most common neurodegenerative diseases and the most common movement disorder in the US. Around five million people suffer from the disease worldwide. 50,000-60,000 new cases of PD are diagnosed each year in the US. Most people who get Parkinson’s are over 50 years of age. However, it could affect those who are younger. Currently, there is no effective treatment of PD.

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

Skin Care Market

Anti-aging represents a significant portion of the prestige facial skincare market. Despite the recessionary economy, sales of anti-aging products increased in 2011. Because consumers have limited discretionary spending, they are attracted to skincare products that are recommended by a professional whom they know and trust and have increased the frequency of their visits to spas, beauty institutes and doctors’ offices.

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

The global market for human cell systems for use in basic research exceeds several hundred million dollars annually with continuing anticipated growth.

Intellectual Property

Patents

In 2012 we were granted three patents covering different aspects of our proprietary internally-generated parthenogenetic technology. Two of the 2012 patents, granted in Israel and Russia, cover the process for obtaining human embryonic stem cells using parthenogenetically activated oocytes. We currently have patents for this technology in the United States, Singapore, and South Africa, with additional patent applications pending in other countries. The third patent, granted in the United States, covers the method for deriving endoderm cells using stem cells. Patent applications covering this technology are also pending outside the United States. We have pending patents covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other patents and pending patent applications include intellectual property concerning skin care formulations and methods of manufacturing stem-cell based skin care products, methods to differentiate stem cells and methods to produce three dimensional corneal tissue constructs.

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

The majority of the patents and applications have been filed in the US and in foreign countries through the Patent Corporation Treaty or by direct country filings in those jurisdictions deemed significant to our operations. We also have an exclusive license to the only patent issued by the US Patent & Trademark Office for the creation of human Embryonic Stem cells (“hES”) using somatic cell nuclear transfer (“SCNT”) for human therapeutic use. Our currently issued patents will expire at various times commencing in 2026.

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

The patentability of human cells in countries throughout the world reflects widely differing governmental attitudes. In the US, hundreds of patents covering human embryonic stem cells have already been granted, including those on which we rely. In certain countries in Europe, the European Patent Office currently appears to take the position that hES cells themselves are not patentable. ISCO believes that such restrictions are not appropriate when considering parthenogenetic stem cells and is working with patent legislators in Europe to create exemptions for human parthenogenetic stem cells. As a result, we plan to file internationally wherever feasible and focus our research strategy on cells that best fit the US and foreign country definitions of patentable cells and technologies.

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Advanced Cell Technology (“ACTC “) for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to ACTC’s human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

The agreements with ACTC further provide that we are no longer obligated to make milestone payments or to meet any minimum research and development requirements. We will no longer pay any royalties pursuant to ACT IP or Infigen IP and our obligation to pay minimum annual royalties pursuant to UMass IP has been reduced to $75,000, payable semi-annually to ACTC.

The agreements continue until the expiration of the last valid claim within the licensed patent rights. Either party to each amended and restated license agreement may terminate the agreement for an uncured breach or we may terminate the agreements at any time with a 30 days written notice.

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

In 2012 and 2011, ISCO spent $3.6 million and $4.4 million on research and development activities, respectively. ISCO actively pursues sponsored research agreements with local and international research organizations and has established research collaborations with: The Scripps Research Institute (La Jolla); the University of Wuerzburg; Wuerzburg Germany; and the Sankara Nethralaya Hospital (Chennai, India). We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic or research fields. Dr. Jeanne Loring at The Scripps Research Institute is focused on characterizing parthenogenetic stem cells. Dr. Mueller at Wuerzburg University is studying the derivation of human neurons from parthenogenetic stem cells. In addition to the sponsored research agreements and collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

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

Some of our primary competitors in the development of stem cell therapies are Genzyme Corporation, StemCell, Advanced Cell Technology Inc., Aastrom Biosciences and ViaCyte. Our primary competitors in the skin care market are Obagi, Skinceuticals, SkinMedica, and Murad. In the field of research products, our primary competitors for stem cells, media and reagents are Lonza, Chemicon, Life Technologies (formerly Invitrogen), StemCell Technologies, Merck (formerly Millipore), BioTime and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM contracts with American Tissue Culture Collection (“ATCC”), Millipore, Life Technology (formerly Invitrogen) and distribution contracts with our European distributor CellSystems Biotechnologies Vertrieb GmbH. During 2012, approximately 22% of our sales was from two customers. We anticipate increased sales in 2013 through our newly established distributors in Asia and India.

The skin care line was launched in November 2010 through the company’s own website—www.lifelineskincare.com. Since that time distribution has expanded to include destination and resort spas, dermatologists, plastic surgeons and international markets.

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

Other Regulations for Lifeline Skin Care

The Federal Food, Drug and Cosmetic Act (FD&C Act) and the Fair Packaging and Labeling Act (“FPLA”) provide the regulatory framework for selling cosmetics. The FD&C Act ensure that the products are not injurious to users under normal conditions of use. The FPLA insures that the labeling is not false or misleading and includes all relevant information in a prominent and conspicuous manner.

Safety and efficacy testing of the products is performed by independent third party testing organization.

Employees

In addition to our three executive officers, we utilize the services of 41 full-time staff members.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements”. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubts about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During 2012, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the fourth quarter ended December 31, 2012 was approximately $580,000 per month excluding capital expenditures and patent costs averaging $70,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through 2013. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2013 and beyond;

•	scientific progress in our research and development programs;

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

Our business depends in part on licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely affected adversely.

Significant delays or reductions in U.S. Government funding may negatively affect our results of operations.

We estimate that governmental funding, either directly or indirectly (through sponsorship of academic research), comprises approximately 40% of the market for basic and applied research in biological sciences, which is the target market for our primary human cell research products. The U.S. Government is considering significant changes in government spending and other governmental programs, with several automatic spending cuts being implemented. There are many variables in how these laws could be implemented that make it difficult to determine specific impacts on our customers, and we are unable to predict the impact that these automatic spending cuts would have on funding our customers receive. Additionally, U.S. Governmental programs are subject to annual congressional budget authorization and appropriation processes. However, whether through the automatic cuts or other decisions, long-term funding for certain programs in which our research product customers participate may be reduced, delayed or cancelled. In the event that governmental funding for any of our research product customers is reduced or delayed, our sales to those customers would likely suffer, which could have a material adverse effect on our results of operations.

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

These licenses are subject to termination under certain circumstances. The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

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

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, as well as certain personal information regarding customers who purchase our skin care products online. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property, proprietary business information or our customers’ personally identifiable information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.

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

As of March 15, 2013, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, beneficially own approximately 39% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D and Series G Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our six directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing three series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established three separate series of outstanding preferred stock, including Series B, Series D and Series G Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.20 to $0.38 per share). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is not an affiliate of our company and who has satisfied a six month holding period may, as long as we are current in our required filings with the SEC, sell securities without further limitation. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a one year holding period. Affiliates of our company who have satisfied a six month holding period may sell securities subject to limitations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities. Currently, a substantial amount of our securities are either free trading or subject to the release of trading restrictions under the six month or one year holding periods of Rule 144.

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third party to affect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of three series of preferred stock that remain outstanding, including Series B, Series D and Series G Preferred Stock. The terms of the Series B, Series D and Series G Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D and Series G Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

On December 9, 2010, the Company entered into a purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of our common stock. As of March 15, 2013, we have sold Aspire Capital 10,533,333 shares of common stock for aggregate proceeds of $6,206,000, and we may sell Aspire Capital up to an additional $18,794,000 of our common stock in the future. Pursuant to the purchase agreement, the number of shares of common stock that we may designate Aspire Capital to purchase is dependent on the closing price of our common stock on the date that we provide Aspire Capital with a purchase notice directing it to purchase shares, and the purchase price per share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices of our common stock during the 12 consecutive business days preceding the date of sale. If we elect to sell additional shares to Aspire Capital under the Common Stock Purchase Agreement, depending upon market liquidity at the time, it may cause the trading price of our common stock to decline.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.

In the past, we have issued options and warrants to acquire shares of our common stock. At March 15, 2013, there were 11,662,500 warrants, and 15,811,628 vested and 6,920,565 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting and certify the effectiveness of those controls. The standards that must be met for management to assess the internal controls over financial reporting now in effect are complex, costly and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective investor confidence and share value may be negatively impacted.

We do not expect to pay cash dividends in the foreseeable future on our common stock.

We have not historically paid cash dividends on our common stock, and we do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2016. The base rent as of December 31, 2012 was $8,338 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The cGMP clean rooms and the associated quality systems provide a “pilot manufacturing laboratory” that we believe will be uniquely suited for the creation, culture and differentiation of parthenogenetic stem cells for early stage clinical trials. We believe that this facility is well suited to meet our research, development and pre-clinical and clinical therapeutic production needs. However, we will need larger cGMP manufacturing laboratories should any one of our therapeutic cells move to larger clinical trials or full-scale therapeutic manufacture. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

In addition to the primary research facility lease, we entered into a lease with S Real Estate Holding LLC to allow the Company to expand into new corporate offices located in Carlsbad, California. The new building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011 and was amended to cover approximately 8,199 square feet effective July 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended to $9,018 effective July 1, 2011. The base rent as of December 31, 2012 was $9,289 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

During 2010 we utilized a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, and we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administration purposes. The base rent as of December 31, 2012 was $11,306. The initial term of the lease ends in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture our research products and the administration facility will be used for sales and marketing and general administration purposes. Our manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products. There is also a quality control and cell culture laboratory outfitted with the necessary cell isolation equipment, incubators, microscopes and standard cell culture equipment necessary to isolate and culture cells and conduct quality control tests to produce superior cell culture products.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is approved for quotation on the OTC QB under the trading symbol “ISCO”. The OTC QB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC QB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to an exchange and any prices quoted may not be a reliable indication of the value of our common stock.

As of March 15, 2013, we had 111,713,815 shares of common stock outstanding, and approximately 647 holders of record of our common stock, and we had 7,300,043 shares of preferred stock outstanding, and six holders of record of our preferred stock, with 5,300,043 shares of preferred stock being convertible into 38,973,200 shares of common stock.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC QB for each quarter during fiscal years 2012 and 2011, are reported below:

	Market Price
	High	Low
Fiscal Year 2012
First Quarter	$0.68	$0.38
Second Quarter	$0.55	$0.21
Third Quarter	$0.40	$0.22
Fourth Quarter	$0.29	$0.16
Fiscal Year 2011
First Quarter	$2.20	$1.24
Second Quarter	$1.34	$0.82
Third Quarter	$1.08	$0.67
Fourth Quarter	$0.84	$0.37

Dividends

Our Board of Directors determines any payment of dividends. We have never declared or paid cash dividends on our common stock. We do not expect to authorize the payment of cash dividends on our shares of common stock in the foreseeable future. Any future decision with respect to dividends will depend on our future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

Recent Sales of Unregistered Securities

See Note 11, Subsequent Events to the consolidated financial statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	5,742,050	$0.86	8,384,130
2010 Equity Participation Plan	9,380,850	$1.38	8,610,850
Equity compensation plans not approved by security holders (1)	8,254,232	$0.65	—

Total	23,377,132		16,994,980

(1)	Represents stock options granted to senior management and board members not under any of the Company’s Equity Participation Plans. The options were granted with different vesting terms, but will expire no later than 10 years from the date of grant.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Overview

We are a development-stage biotechnology company focused on our principal operations of therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue.

To date, the Company has generated limited incidental revenues to support its core therapeutic research and development efforts.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and they offer the potential for creation of immune-matched cells and tissues that are less likely to be rejected following transplantation into people across various ethnic groups. We have facilities and manufacturing protocols that comply with the requirements of the US Food and Drug Administration (“FDA”) and other regulatory authorities.

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatment. With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease; 2) metabolic/liver diseases; and 3) corneal blindness. Using our proprietary technologies and know-how, we are creating neuronal cells from hpSCs as a potential treatment of PD, liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases and corneal like structures from hpSCs that may be suitable for cornea transplantation and corneal healing in humans.

Cosmeceutical Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum and Firming Eye Complex, all of which include our patented stem cell extract and are regulated as cosmetics. LSC’s products are regulated as cosmetics. Lifeline Skin Care products are sold nationally and internationally through a branded website; through professional channels (including dermatologists; plastic surgeons; medical, day and resort spas,) and distributors.

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 130 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells needed for human cell systems in the research market. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

While we have continued to expand our sales and marketing efforts in order to increase revenue, to date we have generated limited revenue to support our core therapeutic research and development efforts.

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

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC, which was organized in California in August 2001. As a result of the restructuring, LCT became wholly-owned by ISC California, which in turn is wholly-owned by us. LCT is responsible for developing, manufacturing and distributing all of its products.

Lifeline Skin Care, Inc. was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC creates cosmetic skin care products using an ingredient derived from our human cell technologies. LSC currently sells its products globally through a branded website, domestic and international distributors, physicians and professional spas.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

We are considered a development stage company, and as such our revenues are limited and not predictable. Revenue for the year ended December 31, 2012, totaled $4.57 million, compared to $4.53 million in 2011. LCT contributed $2.38 million or 52% of total revenue in 2012, compared to $2.08 million or 47% of total revenue in 2011. The increase of $296,000 or 14% in LCT’s revenue for 2012 was driven primarily by higher sales to OEM customers and international distributors. LSC’s revenue of $2.19 million in 2012 accounted for 48% of total revenue, compared to $2.45 million or 53% of total revenue in 2011. Revenue decreased by $261,000 or 11% due to higher discounts granted as part of our strategic efforts to expand and diversify sources of revenue.

Cost of Sales

Cost of sales for the year ended December 31, 2012 was $1.27 million or 28% of revenue, compared to $1.62 million or 36% of revenue in 2011. The favorable reduction in cost of sales as a percentage of revenue in 2012 is primarily attributable to improvements in the manufacturing and supply chain management pertaining to both LSC and LCT.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to further improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $3.60 million for the year ended December 31, 2012, compared to $4.43 million in 2011. The decrease of approximately $835,000 or 19% in R&D expense is principally due to reductions in stock-based compensation expense of $434,000, consulting expenses of $368,000 associated with various research projects, laboratory supplies and laboratory facility-related expenses of $197,000, personnel-related spending of $137,000, and travel expenses of $25,000. The decrease was partially offset by higher stem cell line research and testing expenses of $323,000.

R&D is focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the initiation of a non-human primate (NHP) PD study in the fourth quarter of 2012, the release of pre-clinical rodent and NHP PD study data in the first quarter of 2013 and the initiation of a Gunn rat rodent study to look at CNS, a rare but sometimes fatal inherited liver disease.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Marketing expenses for the year ended December 31, 2012 amounted to $2.07 million, reflecting an increase of approximately $589,000 or 40%, as compared to $1.48 million in 2011. The rise in spending was primarily driven by increases in advertising and marketing expense of approximately $287,000, consulting expense of $244,000, logistics and selling-related expenses of $239,000, e-commerce website support expense of $112,000, employee-related spending of $64,000, and commission paid to various sales consultants of $43,000. The increase was partially offset by a reduction of $272,000 in sales commission paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings and a reduction in employee stock-based compensation of $116,000.

Regarding the marketing arrangement with the abovementioned consultant who promoted, marketed, and sold skin care products, prior and up to June 30, 2011, we incurred a 40% marketing fee on net profits generated from these proprietary mailings. In June 30, 2011, we renegotiated and formalized this arrangement in a marketing agreement, which specifies a reduced 20% marketing fee on net revenues generated from these proprietary mailings. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. For the month of December 2012, the commission rate was temporarily increased to 25% on net revenues derived from direct sales on qualifying volume of orders. For the years ended December 31, 2012 and 2011, we recorded $149,000 and $430,000, respectively, as marketing expenses related to this agreement.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 were $7.44 million, reflecting a decrease of $916,000 or 11%, compared to $8.36 million in 2011. The decrease was largely attributable to a more streamlined operating cost structure including reductions in stock-based compensation expense of $873,000, corporate support expenses of $343,000, personnel-related spending resulting from lower headcount of $266,000, and consulting expense of $123,000. The decrease was partially offset by an increase in legal fees of $343,000 pertaining to capital raising and corporate matters, an increase in impairment of intangible assets totaling $187,000, an increase in professional accounting fees and corporate governance expenses of $92,000, and an increase in rent expense of $71,000.

Other Income/Expense

Other expense was $20,000 for the year ended December 31, 2012. In 2011, we recorded other income of $2.18 million reflecting the substantial decrease in the fair value of our warrant liabilities which expired on February 14, 2012.

Liquidity and Capital Resources

As of December 31, 2012, our cash and cash equivalents totaled $654,000, compared to $1.34 million as of December 31, 2011. Working capital at December 31, 2012, totaled $395,000, compared to $905,000 at December 31, 2011.

Operating Cash Flows

Net cash used in operating activities was $6.69 million for the year ended December 31, 2012, compared to $6.96 million in 2011. The primary factor contributing to the variability in the reported cash flow amounts relates to the lower net loss after non-cash adjustments totaling $6.70 million in 2012, compared to $7.00 million in 2011.

Investing Cash Flows

Net cash used in investing activities was $786,000 for the year ended December 31, 2012, compared to $941,000 in 2011. Patent related spending approximated $596,000 during 2012. In addition, purchases of property and equipment totaling approximately $197,000 in 2012 consisted primarily of laboratory equipment, software, leasehold improvements and computer equipment.

Net cash used in investing activities was $941,000 for the year ended December 31, 2011. Purchases of property and equipment of $565,000 in 2011 consisted primarily of laboratory equipment, furniture, computer equipment and leasehold improvements related to new corporate offices. In addition, we made payments for patent licenses of $376,000 during 2011.

Financing Cash Flows

Net cash provided by financing activities was $6.79 million for the year ended December 31, 2012, compared to $3.46 million in 2011. We received approximately $4.94 million, net of stock issuance costs, from the issuance of five million shares of Series G Preferred Stock in 2012. For further discussion, see Note 6, Capital Stock, Series G Preferred Stock. In addition, we raised $2.09 million from the issuance of 5,000,000 shares of common stock to Aspire Capital Group and paid dividends of $237,000 to our preferred stockholders.

Net cash provided by financing activities was $3.46 million for the year ended December 31, 2011. We issued 4.0 million shares of common stock to Aspire Capital Group for approximately $3.36 million. In addition, we raised $532,000 from warrants and options exercised and paid dividends of $430,000 to our preferred stockholders.

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

Management is currently evaluating various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2013 and beyond;

•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;

•	scientific progress in our research and development programs;

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

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the year ended December 31, 2012 our average burn rate was approximately $580,000 per month, excluding capital expenditures and patent costs averaging $70,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2013. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future. In March 2012, to obtain funding for working capital purposes, the Company sold 5,000,000 shares of Series G Preferred Stock raising $5 million, and during the first quarter of 2012 sold 5,000,000 shares of common stock to Aspire Capital Fund, LLC, for $2.1 million.

We do not currently have any obligations for milestone payments under any of our licensed patents other than the minimum royalty payment of $75,000 due in two installments per year to Advanced Cell Technology pursuant to the amended UMass IP license agreement. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our consolidated financial statements.

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014. From commencement through December 31, 2012, we sold a total of 9,333,333 shares of common stock to Aspire Capital for an aggregate of $5,942,000. In addition, in February 2013, we sold an additional 1,200,000 shares to Aspire Capital for an aggregate of $264,000.

In January 2013, to obtain funding for working capital purposes, we entered into a Securities Purchase Agreement (the “January 2013 Purchase Agreement”) and raised $2,025,000 through the sale of shares of our common stock and warrants to purchase additional shares of common stock. In March 2013, to obtain further funding for working capital purposes, we entered into another Securities Purchase Agreement (the “March 2013 Purchase Agreement”) and raised $1,000,000 through the sale of shares of our common stock and warrants to purchase additional shares of common stock. For further discussion, see Note 11, Subsequent Events.

We have filed a registration statement with the SEC that, following effectiveness, would allow us to raise up to $15 million from the sale of common stock and warrants. However, this is a “best efforts” offering and we cannot predict the timing or amount of any funds that we may actually receive.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

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

Development Stage Company

We are a development stage entity with no revenue generated from our principal operations in therapeutic research and development efforts. To date, we have generated limited and unpredictable incidental revenues to support our core therapeutic research and development efforts.

Inventories

We account for inventory using the first-in, first-out (FIFO) method for our Lifeline Skin Care products, Lifeline Cell Technology cell culture media and reagents, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents in banks located primarily in the United States. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”), regardless of the balance of the account, at all FDIC-insured institutions, upon the implementation of section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. After December 31, 2012, our accounts are guaranteed by the FDIC up to $250,000 per financial institution.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements during the year ended December 31, 2012, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our management concluded that, at December 31, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2012, the Company’s internal control over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

As of December 31, 2012, our executive officers were as follows:

Name	Principal Occupation	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	53
Linh T. Nguyen	Chief Financial Officer and Secretary	44
John Simon Craw	Executive Vice President of Business Development	50

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

Linh T. Nguyen, Chief Financial Officer and Secretary, has over 18 years of experience in financial management. She served as chief financial officer of International Lottery & Totalizator Systems (ILTS), a publicly-traded global software and system developer of lottery and optical scan voting systems, where she was a member of the executive leadership team executing strategic initiatives, formulating policies and assessing financial viability of business opportunities. During her tenure at ILTS, Ms. Nguyen held various other roles, including director of finance and finance manager. Ms. Nguyen earned a Master of Science in Executive Leadership from University of San Diego and B.S. in Business Administration with a concentration in Accounting, from California State University, San Marcos.

John Simon Craw, Ph.D., Executive Vice President of Business Development, obtained his Ph.D. in Chemistry from the University of Manchester and began his career at the University of Rio de Janeiro followed by positions at the University of Sydney and the University of Manchester. He has over 18 years experience in research and development as well as operations and information technology at Merck, Astra-Zeneca and Novartis and as head of R&D Informatics and Regulatory Operations at ACADIA Pharmaceuticals. Dr. Craw’s has numerous scientific publications, has been a guest on numerous radio and television programs including National Public Radio and Fox News, and is a frequent speaker at international conferences.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements:

2.	List of all Financial Statement schedules.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).

4.4	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.5	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.6	Warrant Certificate for warrants in connection with Series B Preferred Stock Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

10.9*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.12	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 18, 2008, File No. 000-51891).

10.13*	Employment Agreement with Andrey Semechkin (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

Exhibit Number	Description

10.14*	Employment Agreement with Ruslan Semechkin (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

10.16*	Amended and Restated Employment Agreement with Brian Lundstrom dated May 11, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 13, 2011, File No. 000-51891).

10.17*	Employment offer letter with Kurt May dated June 9, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2011, File No. 000-51891).

10.18*	Employment Offer Letter with Linh Nguyen dated September 20, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 27, 2011, File No. 000-51891).

10.19*	Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed on March 30, 2010, File No. 000-51891).

10.21	Common Stock Purchase Agreement, dated as of December 9, 2010, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 13, 2010, File No. 000-51891).

10.22	Registration Rights Agreement, dated as of December 9, 2010, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on December 13, 2010, File No. 000-51891).

10.23	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010, File No. 000-51891).

10.26*	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed March 30, 2010, File No. 000-51891).

10.27	Standard Multi-Tenant Office Lease – Gross Agreement, dated as of February 19, 2011, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2011, File No. 000-51891).

10.28	Series G Preferred Stock Purchase Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form-8-K filed on March 15, 2012, File No. 000-51891).

10.29	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.30	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.31*	Consulting Contract dated March 9, 2012, with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.32*	Agreement to Provide Consulting Services dated March 9, 2012, with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.33*	Agreement to Provide Consulting Services dated March 9, 2012, with Jeffrey D. Janus (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.34*	Consulting Agreement with James Berglund dated July 24, 2012 (incorporated by referenced to Exhibit 4.8 of the Registrant’s Form 10-Q filed on November 8, 2012, File No. 000-51891).

10.35	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012, File No. 000-51891).

10.36	Securities Purchase Agreement dated January 22, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

10.37	Form of Warrant Agreement for January 22, 2013 Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

Exhibit Number	Description

10.38	Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.39	Amended and Restated License Agreement with Advanced Cell Technology, Inc. (UMass IP) (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.40	Amended and Restated License Agreement dated February 7, 2013 with Advanced Cell Technology, Inc. (Infigen IP) (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.41	Securities Purchase Agreement dated March 12, 2013 (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.42	Form of Common Stock Warrant Agreement for March 2013 Securities Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.43	Amendment, effective July 1, 2011, to Standard Multi-Tenant Office Lease with S Real Estate Holdings LLC.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form S-1 filed on December 17, 2010, File No. 333-171233).

23.1	Consent of Mayer Hoffman McCann P.C.

23.2	Consent of Vasquez & Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ Linh T. Nguyen
Name:	Linh T. Nguyen
Title:	Chief Financial Officer

Dated: March 25, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/S/ ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2013
Andrey Semechkin

/S/ LINH T. NGUYEN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2013
Linh T. Nguyen

/S/ RUSLAN SEMECHKIN	Vice President, R&D and Director	March 25, 2013
Ruslan Semechkin

/S/ DONALD A. WRIGHT	Director	March 25, 2013
Donald A. Wright

/S/ PAUL V. MAIER	Director	March 25, 2013
Paul V. Maier

/S/ CHARLES J. CASAMENTO	Director	March 25, 2013
Charles J. Casamento

/S/ JAMES BERGLUND	Director	March 25, 2013
Jim Berglund

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in redeemable convertible preferred stock, members’ deficit and stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (August 17, 2001) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of International Stem Cell Corporation and Subsidiaries for the period from inception to December 31, 2010. Such statements are included in the cumulative inception to December 31, 2012 totals of the consolidated statements of operations and cash flows and reflect total revenues, total expenses and net loss of 26%, 63% and 70%, respectively, of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2010, included in those cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. For the year ended December 31, 2012, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Stem Cell Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the period from inception (August 17, 2001) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

MAYER HOFFMAN MCCANN P.C.

San Diego, California

March 25, 2013

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

San Diego, California

March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Stem Cell Corporation

(A Development Stage Company)

Oceanside, California

We have audited the accompanying consolidated statements of operations, members’ deficit and stockholders’ equity (deficit) and cash flows of International Stem Cell Corporation and subsidiaries (a development stage company) (the “Company”) for the period from inception (August 17, 2001) through December 31, 2010. These consolidated financial statements are the responsibility of the

Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in note 2 to the 2010 consolidated financial statements, the consolidated balance sheet, statement of operations, members’ deficit and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010 and for the period from inception (August 17, 2001) through December 31, 2010 have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of International Stem Cell Corporation and subsidiaries for the period from inception (August 17, 2001) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vasquez & Company LLP

Los Angeles, California

March 24, 2011 (except for notes 1, 2 and 10

to the 2010 consolidated financial statements,

as to which the date is June 22, 2011)

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2012	December 31, 2011

Assets
Cash and cash equivalents	$654	$1,337
Accounts receivable, net of allowance for doubtful accounts of $4 and $0 at December 31, 2012 and 2011, respectively	273	140
Inventory, net	1,199	1,268
Prepaid expenses and other current assets	456	274

Total current assets	2,582	3,019
Property and equipment, net	1,134	1,420
Intangible assets, net	1,634	1,282
Deposits and other assets	20	16

Total assets	$5,370	$5,737

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable	$969	$777
Accrued liabilities	730	752
Deferred revenue	233	189
Related party payable	5	108
Advances	250	250
Warrants to purchase common stock	—	38

Total current liabilities	2,187	2,114

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares and 0 were authorized, issued and outstanding at December 31, 2012 and 2011, respectively, liquidation preferences of $5,000 and $0 at December 31, 2012 and 2011, respectively	4,941	—

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at December 31, 2012 and 2011, liquidation preference of $4,320 at December 31, 2012 and 2011	—	—
Series A Preferred stock, $0.001 par value, 0 and 5,000,000 shares authorized at December 31, 2012 and 2011, respectively, 0 and 500,000 issued and outstanding at December 31, 2012 and 2011, respectively, liquidation preferences of $0 and $615 at December 31, 2012 and 2011, respectively	—	1
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at December 31, 2012 and 2011, respectively, liquidation preferences of $385 and $367 at December 31, 2012 and 2011, respectively	0	0
Series C Preferred stock, $0.001 par value, 3,000,000 shares authorized, 2,000,000 issued and outstanding at December 31, 2012 and 2011, respectively, liquidation preferences of $2,507 and $2,387 at December 31, 2012 and 2011, respectively	2	2
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized at December 31, 2012 and 2011, respectively, 87,388,815 and 80,036,315 issued and outstanding at December 31, 2012 and 2011, respectively	87	80
Additional paid-in capital	69,945	63,995
Deficit accumulated during the development stage	(71,792)	(60,455)

Total stockholders’ equity (deficit)	(1,758)	3,623

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$5,370	$5,737

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,		Inception (August 17, 2001) through December 31,
	2012	2011	2012
Revenues
Product sales	$4,567	$4,532	$12,198
Royalties and license	—	—	135

Total revenue	4,567	4,532	12,333

Development expenses
Cost of sales	1,272	1,618	4,606
Research and development	3,599	4,434	21,893
Selling and marketing	2,065	1,475	5,939
General and administrative	7,444	8,360	39,128

Total development expenses	14,380	15,887	71,566

Loss from development activities	(9,813)	(11,355)	(59,233)

Other income (expense)
Settlement with related company	—	—	(93)
Miscellaneous expense	(65)	(163)	(245)
Dividend income	—	1	94
Interest expense	—	—	(2,225)
Sublease income	7	11	316
Change in market value of warrants	38	2,335	(1,357)

Total other income (expense), net	(20)	2,184	(3,510)

Loss before income taxes	(9,833)	(9,171)	(62,743)
Provision for income taxes	—	—	7

Net loss	$(9,833)	$(9,171)	$(62,750)

Deemed dividend on preferred stock	$(1,375)	$—	$(1,375)
Dividends on preferred stock	$(129)	$(430)	$(8,097)

Net loss attributable to common stockholders	$(11,337)	$(9,601)	$(72,222)

Net loss per common share-basic and diluted	$(0.13)	$(0.12)

Weighted average shares-basic and diluted	85,936	77,320

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to December 31, 2012

(in thousands)

	Convertible Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock												Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Develop- ment Stage	Total Stockholders’ Equity (Deficit)	Mem- bers’ Deficit

					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution																						100
Net loss for the period from inception																						(141)

Balance at December 31, 2001																						(41)
Members contributions																						250
Net loss for the year ended																						(391)

Balance at December 31, 2002																						(182)
Members contributions																						195
Net loss for the year ended																						(519)

Balance at December 31, 2003																						(506)
Members contribution																						1,110
Net loss for the year ended																						(854)

Activity through December 31, 2004																						(250)
Members contributions																						780
Net loss for the year ended December 31, 2005																						(1,386)

Balance at December 31, 2005																						(856)
Members contribution																						250
Effect of the Reorganization Transactions			20,000	20															2,665	(3,291)	(606)	606
BTHC transactions			2,210	2															(2)		—
Offering costs																			(2,778)		(2,778)
Warrants issued for equity placement services																			1,231		1,231
Warrants issued for services																			222		222
Warrants issued with promissory note																			638		638
Common stock issued for services			1,350	1															1,349		1,350
Issuance of common stock			10,437	11															10,371		10,382
Stock-based compensation																			842		842
Net loss for the year ended December 31, 2006																				(6,584)	(6,584)

Balance at December 31, 2006			33,997	$34	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$14,538	$(9,875)	$4,697	$—

	Convertible Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock
																		Subscription Receivable on	Additional	Deficit accumulated during the	Total Stockholders’	Mem-
																	Note Subscription on
					Series A		Series B		Series C		Series D		Series E		Series F		Perpetual	Common	Paid-in	Develop-	Equity	bers’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Stock	Capital	ment Stage	(Deficit)	Deficit
Offering costs																			$(382)		$(382)
Warrants issued for equity placement services																			169		169
Issuance of common stock			1,370	1															1,369		1,370
Warrants exercised			3	—															3		3
Stock-based compensation																			427		427
Net loss for the year ended December 31, 2007																				(6,072)	(6,072)

Balance at December 31, 2007			35,370	35	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,124	(15,947)	212	—
Issuance of Preferred Stock					1,000	1	550	1	2,000	2									4,546		4,550
Warrants issued and beneficial conversion feature																			911		911
Issuance of Common Stock for services			3,041	3															593		596
Stock-based compensation																			735		735
Deemed Dividend																			1,582	(1,582)	—
Net loss for the year ended December 31, 2008																				(6,571)	(6,571)

Balance at December 31, 2008			38,411	38	1,000	1	550	1	2,000	2	—	—	—	—	—	—	—	—	24,491	(24,100)	433	—
Issuance of Preferred Stock																			3,682		3,682
Preferred Stock Subscription																					—
Issuance of Common Stock																					—
For services			1,208	1															941		942
From conversion of preferred stock			3,727	4	(400)	—	(150)	(1)											(3)		—
From conversion of debt			2,000	2															498		500
From exercise of warrants			4,392	4													(2,700)		3,659		963
From cashless exercise of warrants			3,510	4															279		283
For cash			2,787	3															1,397		1,400
Stock-based compensation																			410		410
Warrants issued for services																			281		281
Options issued for services																			106		106
Deemed Dividend																			3,163	(4,032)	(869)
Cumulative effect adjustment-warrant liabilities																			(1,704)	430	(1,274)
Equity placement shares																			(250)		(250)
Dividend on preferred stock																				(364)	(364)
Net loss for the year ended December 31, 2009																	(9)			(8,504)	(8,513)

Balance at December 31, 2009			56,035	56	600	1	400	—	2,000	2	—	—	—	—	—	—	(2,709)	—	36,950	(36,570)	(2,270)	$—

	Convertible Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock

																	Note Subscription on	Subscription Receivable on	Additional	Deficit accumulated during the Develop-	Total Stockholders’
					Series A		Series B		Series C		Series D		Series E		Series F		Perpetual	Common	Paid-in	ment	Equity	Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Stock	Capital	Stage	(Deficit)	Deficit
Preferred Stock Subscription															1	0
Issuance of Common Stock																					—
For services			749	1															1,084		1,085
From conversion of preferred stock and options			800	1	(100)	—	(100)	—							(1)	—			(1)		—
From conversion of debt																					—
From exercise of warrants			5,063	5													(3,254)	(5)	4,747		1,493
From cashless exercise of warrants and options			1,531	2															1,536		1,538
For cash			10,593	10															10,181		10,190
Stock-based compensation																			2,068		2,068
Warrants issued for services																					—
Options issued for services																					—
Warrants reclassified to equity																			805		805
Deemed dividend on preferred stock																				(1,037)	(1,037)
Accrued and paid dividend on preferred stock																				(524)	(524)
Swap notes Receivable and Perpetual																					—
Preferred Stock																	5,963		(1,200)		4,763
Net loss for the year ended																					—
December 31, 2010																				(12,723)	(12,723)

Balance at December 31, 2010			74,771	75	500	1	300	—	2,000	2	—	—	—	—	—	0	—	(5)	56,170	(50,854)	5,389	—
Issuance of common stock
For services			150	—															303		303
From cashless exercise of warrants			55	—															26		26
From exercise of options and warrants			1,060	1															526		527
For cash			4,000	4															3,354		3,358
Stock-based compensation																			3,541		3,541
Warrants issued for services																			75		75
Stock subscription																		5			5
Accrued dividend on preferred stock																				(430)	(430)
Net loss for the year ended December 31, 2011																				(9,171)	(9,171)

Balance at December 31, 2011			80,036	$80	500	$1	300	$—	2,000	$2	—	$—	—	$—	—	$0	$—	$—	$63,995	$(60,455)	$3,623	$—

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to December 31, 2012

(in thousands)

	Convertible Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock												Note Subscrip- tion on Perpetual Preferred	Subscrip- tion Receivable on Common Stock	Additional Paid-in Capital	Deficit accumu- lated during the Develop- ment Stage	Total Stock- holders’ Equity (Deficit)	Members’ Deficit

					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59	5,000	4,941
Beneficial conversion feature for Series G preferred stock		(1,375)																	1,375		1,375
Issuance of common stock
From conversion of Series A preferred stock			2,000	2	(500)	(1)													(1)		—
For cash			5,000	5															2,079		2,084
For services			335	—															59		59
From exercise of options			18	—															4		4
Stock-based compensation																			2,361		2,361
Warrants issued for services																			73		73
Accrued dividend on preferred stock		93																		(222)	(222)
Reversal of dividend accreted		(93)																		93	93
Deemed dividend on preferred stock		1,375																		(1,375)	(1,375)
Net loss for the period ended December 31, 2012																				(9,833)	(9,833)

Balance at December 31, 2012	5,000	$4,941	87,389	$87	—	$—	300	$—	2,000	$2	—	$—	—	$—	—	$—	$—	$—	$69,945	$(71,792)	$(1,758)	$—

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Inception (August 17, 2001) through December 31, 2012
	2012	2011

Cash flows from operating activities
Net loss	$(9,833)	$(9,171)	$(62,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474	494	1,916
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	73	75	370
Non-cash compensation expense	2,361	3,540	10,771
Common stock issued for services	59	303	4,356
Change in market value of warrants	(38)	(2,335)	1,357
Amortization of discount on convertible debt	—	—	1,081
Allowance for inventory obsolescence	(40)	61	36
Interest on perpetual preferred stock notes receivable	—	—	(35)
Loss on disposal of fixed assets	56	24	80
Impairment of intangible assets	190	3	193
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(133)	599	(273)
(Increase) decrease in inventory, net	109	(473)	(1,235)
(Increase) decrease in prepaid assets and other assets	(182)	(46)	(456)
(Increase) decrease in deposits	(4)	24	(20)
Increase (decrease) in accounts payable	192	302	1,077
Increase (decrease) in accrued expenses	(22)	207	1,015
Increase (decrease) in deferred revenue	44	(571)	233
Increase (decrease) in related party payable	5	—	(160)

Net cash used in operating activities	(6,689)	(6,964)	(41,703)

Investing activities
Purchases of property and equipment	(197)	(565)	(2,686)
Proceeds from sale of property and equipment	7	—	7
Payments for patent licenses and trademarks	(596)	(376)	(2,277)

Net cash used in investing activities	(786)	(941)	(4,956)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	2,084	3,358	28,882
Proceeds from issuance of preferred stock	4,941	—	17,202
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	4	532	992
Payment of preferred stock dividends	(237)	(430)	(1,320)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	—	—	(1,760)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	6,792	3,460	47,313

Net (decrease) increase in cash and cash equivalents	(683)	(4,445)	654
Cash and cash equivalents, beginning of period	1,337	5,782	—

Cash and cash equivalents, end of period	$654	$1,337	$654

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$372

Cash paid for income taxes	$—	$—	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Accretion of preferred stock dividends	$93	$—	$93

Deemed dividend on preferred stock	$1,375	$—	$8,058

Reversal of preferred dividends accreted	$(93)	$—	$(93)

Conversion of debt to common stock	$—	$—	$500

Warrants issued for placement agent services	$—	$—	$1,231

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$—	$95

Conversion of preferred stock	$—	$—	$2

Cashless exercise of warrants	$—	$26	$1,847

See accompanying notes to the consolidated financial statements.

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $580,000 per month, excluding capital expenditures and patent costs averaging $70,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2013. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. From January through March 15, 2013, to obtain funding for working capital purposes, the Company sold a total of 16,325,000 shares of common stock raising $3,289,000. For further discussion, see Note 11, Subsequent Events.

In October 2012 we filed a registration statement with the SEC that, following effectiveness, would allow us to raise up to $15 million from the sale of common stock and warrants. However, this is a “best efforts” offering and we cannot predict the timing or amount of any funds that we may actually receive.

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

The Company is a development-stage company with no revenue generated from its principal operations in therapeutic and biomedical product development through research and development efforts. To date the Company has generated limited and unpredictable revenue to support our core therapeutic research and development efforts.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2012, the Company had an allowance for doubtful accounts totaling $4,000. As of December 31, 2011, the Company did not have an allowance for doubtful accounts as all accounts receivable were deemed collectible.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $2,083,000 and $1,677,000 at December 31, 2012 and 2011, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the years ended December 31, 2012 and 2011 amounted to $54,000 and $77,000, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2012 and 2011 was $449,000 and $395,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $190,000 and $3,000 of impairments on its long-lived assets during the years ended December 31, 2012 and 2011, respectively.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has expired. LCT contributed 52% and 47% of total revenue in 2012 and 2011, respectively. LSC ’s revenue accounted for 48% and 53% of total revenue in 2012 and 2011, respectively.

Deferred Revenue

The Company recognizes revenue from LSC products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day right of return guarantee and therefore, the Company defers all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At December 31, 2012 and 2011, net deferred revenue totaled $233,000 and $189,000, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2012 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2011 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$470	$470	$—	$—

LIABILITIES:
Warrants to purchase common stock	$38	$—	$—	$38

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Beginning balance at December 31, 2010	$2,400
Issuances	—
Adjustments to estimated fair value	(2,362)

Ending balance at December 31, 2011	38
Issuances	—
Adjustments to estimated fair value due to expiry	(38)

Ending balance at December 31, 2012	$—

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options, as well as Monte-Carlo valuation method for certain warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of December 31, 2012 and 2011 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each reporting date in 2011 using the Monte-Carlo valuation methodology; however, all warrants requiring such valuations expired in the first quarter of 2012.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At December 31, 2012, there were 335,000 non-vested restricted shares, 3,500,000 warrants, and 15,407,902 vested and 7,969,230 non-vested stock options outstanding; and at December 31, 2011, there were 6,569,550 warrants, and 11,842,841 vested and 11,141,598 non-vested stock options outstanding. These restricted shares, options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2012 and 2011 or the period from inception through December 31, 2012.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the year ended December 31, 2012, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

	December 31, 2012	December 31, 2011
Raw materials	$276	$265
Work in process	211	285
Finished goods	748	794

Total	1,235	1,344
Less: allowance for inventory obsolescence	(36)	(76)

Inventory, net	$1,199	$1,268

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Machinery and equipment	$1,072	$969
Computer equipment	347	358
Office equipment	225	217
Leasehold improvements	830	816

	2,474	2,360
Less: accumulated depreciation and amortization	(1,340)	(940)

Property and equipment, net	$1,134	$1,420

Depreciation expense for the years ended December 31, 2012 and 2011 were $420,000 and $417,000, respectively.

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

The notes could be converted at the option of ACT into the first equity financing of LCT with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On February 7, 2013 the Company and ACT entered into Amended and Restated License Agreements for the purpose of completely amending and restating the terms of the license agreements. For further discussion, see Note 11, Subsequent Events.

On December 21, 2007 ACT elected to receive payment and was paid in cash in-lieu of conversion of the notes. As of December 31, 2012, the Company still maintained an obligation to pay royalties and other fees in accordance with the following schedule (in thousands, except percentages and sales thresholds):

	UMass IP	ACT IP	Infigen IP
License fee	$150	$225	$25
Royalty rates	3% to 12%	3% to 10%	3% to 10%
Minimum royalties
At 12 months	$15	$15	$8
At 24 months	$30	$38	$8
At 36 months	$45	$61	$7
Annually thereafter	$60	$75	$15
Milestone payments
First commercial product	$250	$250	$250
Sales reaching $5,000,000	$500	$500	$500
Sales reaching $10,000,000	$1,000	$1,000	$1,000

As of December 31, 2012, the total amounts capitalized related to the acquired ACT licenses were $747,000, and $1,336,000 related to other patent acquisition costs.

At December 31, 2012, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2013	$60
2014	60
2015	60
2016	60
2017	61
Thereafter	1,272

Total	$1,573

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2012, no revenues were realized from this agreement.

	December 31, 2012	December 31, 2011
BioTime, Inc. (in thousands)	$250	$250

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

Each share of Series A Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. On March 30, 2012, the holder of the remaining 500,000 shares of Series A Preferred Stock, converted his shares to a total of 2,000,000 shares of common stock. As of December 31, 2012 and 2011, the Company had zero and 500,000 shares of the Series A Preferred Stock issued and outstanding, respectively. In May 2012, the Company filed a Certificate of Elimination for the Series A Preferred Stock to remove the powers, designations, preferences, privileges and other rights of the Series A Preferred Stock.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B

Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of December 31, 2012 and 2011, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Series C Preferred Shares, plus a liquidation premium of 6% per year, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series A and Series B preferred stock then outstanding. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of common stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. As of December 31, 2012 and 2011, we had 2,000,000 shares of the Series C Preferred Stock issued and outstanding. On January 22, 2013, the holders of Series C Preferred Stock converted all of the outstanding shares of Series C Preferred Stock into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock. For further discussion, see Note 11, Subsequent Events.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 or up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of December 31, 2012 and 2011, we had 43 shares of the Series D Preferred Stock issued and outstanding. Historically, the Series D Preferred Stock earned cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. As of December 31, 2012 and 2011, Series D Preferred Stock dividends of $0 and $108,000 were accrued, respectively. During the years ended December 31, 2012 and 2011, dividends of $237,000 and $429,000 were paid to the holders, respectively.

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

On December 4, 2012, the holders of all of the outstanding shares of Series D Preferred Stock executed a Waiver of Anti-Dilution Rights (the “Anti-Dilution Waiver”) pursuant to which such holders waived all anti-dilution adjustment rights under the Certificate of Designation for the Series D Preferred Stock in connection with the offering of securities pursuant to the registration statement originally filed with the Securities and Exchange Commission on October 18, 2012, including the shares issuable on exercise of all warrants registered hereunder. The Anti-Dilution Waiver does not apply to any future issuances of securities which would otherwise trigger anti-dilution adjustments under the Certificate of Designation for the Series D Preferred Stock.

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

The Series G Preferred shares have priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred Stock then outstanding. Historically, from the date of issuance of the Series G Preferred, cumulative dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrued quarterly on such shares of Series G Preferred. Each share of Series G Preferred has the same voting rights as the number of shares of Common Stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shares shall be independent based on the NASDAQ listing requirements.

On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, dividends from inception in the amount of $93,000 accreted to the carrying value of Series G preferred stock have been reversed. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock or Series G Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement. As of December 31, 2012 and 2011, there was no dividend accrued on Series G Preferred Stock. No dividend was paid to the holders during the years ended December 31, 2012 and 2011.

The Company determined that the Series G convertible preferred shares have a contingent redemption feature allowing redemption by the holder under only some very limited circumstances (“deemed liquidation events”). As the event that may trigger the redemption of the convertible preferred stock is not solely within the Company’s control, the convertible preferred stock has been classified as mezzanine equity (outside of permanent equity) on the Company’s consolidated balance sheet. Additionally, legal costs related to the Series G financing in the amount of $59,000 were recorded in the mezzanine equity as well.

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

During the years ended December 31, 2012 and 2011, the Company issued 5,000,000 and 4,000,000, respectively, shares of common stock to Aspire Capital, raising $2.1 million and $3.4 million, respectively, which was used to fund its research and operational activities.

Reserved Shares

At December 31, 2012, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	23,377,132
Options available for future grant	16,994,980
Convertible preferred stock	38,973,200
Warrants	3,500,000

82,845,312

7. Related Party Transactions

Other than with respect to the purchases of Series C, Series D and Series G Preferred Stock discussed above, the Company’s related party transactions were for related party dividends and for a facility lease.

Dividend amounts related to Series D and Series G financing, of $0 and $108,000 were accrued at December 31, 2012 and 2011 respectively, to be payable to X-Master, Inc. and AR Partners LLC, entities affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. The Series D dividends were payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred Stock dividends were initially cumulative and payable upon conversion of the Series G shares or upon certain Series G deemed liquidation events to AR Partners, LLC. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, the Company reversed all previously accreted and recorded dividends related to Series G Preferred Stock totaling $93,000. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

During the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the years ended December 31, 2012 and 2011, the Company recorded $113,000 and $106,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2012, operating loss carryforwards of approximately $43,966,000, which may be applied against future taxable income and will expire in various years through 2032. At December 31, 2011, the Company had operating loss carryforwards of approximately $34,899,000. The increase in carryforwards for the year ended December 31, 2012 is approximately $9,067,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2012 and 2011 follows:

	December 31, 2012	December 31, 2011
Statutory federal income tax rate	35%	35%
Permanent items	(8)%	(4)%
State income taxes, net of federal taxes	4%	7%
Change in valuation allowance	(30)%	(41)%
Tax credits claimed	1%	2%
Other	(2)%	1%

Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007. The Company does not have any material uncertain tax positions as of December 31, 2012 and 2011. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2012 will materially change in the next 12 months.

The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382/383 or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards and research and development credits that can be utilized in the future will be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets (liabilities)
Current deferred tax assets (liabilities)	$120	$148
Deferred revenues	—	113

Current deferred tax assets	$120	$261

	December 31, 2012	December 31, 2011
Valuation allowances	(120)	(261)

Net current deferred tax assets	$—	$—

Net operating loss carryforwards	$17,150	$14,590
Stock based compensation	2,532	1,862
Research and development tax credit	1,206	842
Other	10	—

Non-current deferred tax assets	$20,898	$17,294
Valuation allowances	(20,898)	(17,294)

Net non-current deferred tax assets	$—	$—
Non-current deferred tax liabilities	$—	$—

Net deferred tax assets	$—	$—

The components of the provisions for income taxes were as follows:

	December 31, 2012	December 31, 2011
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the years ended December 31, 2012 and 2011, the Company recognized $2.36 and $3.54 million, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of December 31, 2012 and 2011 was $3.37 and $7.45 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.2 years and 2.9 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012	Year ended December 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.94%	1.81%
Expected stock price volatility	121.90%	81%

	Year ended December 31, 2012	Year ended December 31, 2011
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	5.69 years	6.13 years

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	4,080,800	7.41	$0.41	2,239,220	5.86	$0.43
$0.51-$0.75	9,365,293	6.95	$0.62	6,782,943	6.90	$0.62
$0.76-$1.00	2,539,939	3.38	$0.99	2,399,939	3.07	$1.00
$1.01-$1.25	355,000	8.34	$1.10	227,900	8.34	$1.10
$1.26-$1.50	1,206,100	7.13	$1.31	777,100	6.88	$1.33
$1.51-$3.20	5,830,000	7.83	$1.94	2,980,800	7.69	$1.97

	23,377,132	6.89	$0.99	15,407,902	6.32	$0.95

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	10,009,937	$0.92
Granted	6,997,500	$1.69
Exercised	(300,820)	$0.50
Canceled or expired	(1,976,410)	$1.17

Outstanding at December 31, 2011	14,730,207	$1.26
Granted	2,398,000	$0.38
Exercised	(17,500)	$0.22
Canceled or expired	(1,987,807)	$0.78

Outstanding at December 31, 2012	15,122,900	$1.18

	Number of Shares issued outside the Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	10,708,939	$0.64
Granted	—	$—
Exercised	(454,170)	$0.59
Canceled or expired	(2,000,537)	$0.62

Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at December 31, 2012	8,254,232	$0.65

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revaluate the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividend rate derived from the Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. We recorded warrant liabilities of zero and $38,000 as of March 31, 2012 and 2011, respectively. In addition, in the three months ended March 31, 2012 and 2011, we recorded income of $38,000 and $871,000, respectively, in our consolidated statements of operations related to the change in the fair value of warrants.

The 1,721,629 Brookstreet Warrants outstanding as of December 31, 2011 expired on February 14, 2012, and the Company recorded $38,000 to reduce the fair market value of the warrants to zero as they were no longer outstanding as of December 31, 2012.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,629,623 warrants to various investors at an exercise price of $0.80 per share of which zero and 1,317,921 warrants remained outstanding at December 31, 2012 and December 31, 2011, respectively. In addition, 1,400,000 warrants were issued to YKA Partners, an affiliated company of our former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which remained outstanding at December 31, 2012 and 2011.

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

As of December 31, 2012 and 2011, there were 1,600,000 and 300,000 warrants related to the Series A Preferred Stock and Series B Preferred Stock, respectively, each at an exercise price of $0.25 per share. Warrants related to the Series A Preferred Stock expired in January 2013, and warrants related to the Series B Preferred Stock expire in July 2014.

Warrants issued to BioTime

During June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”). Based on the agreement, BioTime agreed to pay the Company an advance of $250,000 to produce, make, and distribute joint products (as defined in that agreement). As part of the agreement, the Company issued warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share. These warrants expired in December 2012.

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

Accordingly, there were warrants for 100,000 shares of common stock at a strike price of $1.50 vested as of December 31, 2011 in connection with the agreement. In addition, as of December 31, 2012, there were 100,000 warrants vested with a strike price of $2.00. The Company valued the warrants issued in connection with the SkinCare Marketing Agreement using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.94%, a dividend yield of 0%, and volatility of 134%.

Share data related to warrant transactions as of December 31, 2012 were as follows:

									Price per Share
	Series A	Series B	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Total Shares Issuable Upon Exercise of Warrants	Range	Weighted average exercise price
Outstanding, December 31, 2010	1,600,000	500,000	1,400,000	30,000	1,380,721	1,760,157	—	6,670,878	$0.25-0.80	$0.45

2011
Issued							200,000	200,000	1.50-2.00	1.75
Exercised		(200,000)			(62,800)	(38,528)		(301,328)	0.25-0.80	0.40
Forfeited/Expired								—

Outstanding, December 31, 2011	1,600,000	300,000	1,400,000	30,000	1,317,921	1,721,629	200,000	6,569,550	$0.25-2.00	$0.49
2012
Issued								—
Exercised								—
Forfeited/Expired				(30,000)	(1,317,921)	(1,721,629)		(3,069,550)	$0.56-0.80	$0.66

Outstanding, December 31, 2012	1,600,000	300,000	1,400,000	—	—	—	200,000	3,500,000	$0.25-2.00	$0.34

10. Commitments and Contingencies

Leases

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2016. The base rent as of December 31, 2012 was $8,338 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

During 2010 we utilized a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, and we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administrative purposes. The base rent as of December 31, 2012 was $11,306. The initial lease term expires December 31, 2015 and there is an option for an additional five years.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which was occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began rent payments in March 2011 once it occupied the facilities, at an initial rate of $5,118 per month. The lease was amended effective July 2011 to account for additional square footage occupied by Company personnel. As such, the initial monthly rate was increased to $9,018 per month. In addition, the monthly base rent will increase by 3% annually on the anniversary date of the agreement. The base rent as of December 31, 2012 was $9,289. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance. In addition, the Company will pay its proportionate share of the CC&R fees.

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

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, are as follows (in thousands):

Amount
2013	367
2014	363
2015	372
2016	97
2017	3

Total	$1,202

Marketing Arrangement and Agreement

The Company signed a Term Sheet (“arrangement”) in late 2010 with a third party marketing organization that would serve as a consultant and assist in marketing for Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell its skin care products through various proprietary mailings. As part of the arrangement, there were various phases and objectives to accomplish, one of which was the potential formation of a joint venture in the future between the parties. Based on the arrangement, LSC paid to the marketing organization 40% of net profits (as defined in the arrangement) generated from the proprietary mailings.

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to LSC to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. For the month of December 2012, the commission rate was temporarily increased to 25% on net revenues derived from direct sales on qualifying volume of orders. The Company recognized $73,000, and $75,000 in stock-based compensation from warrants issued for services during the years ended December 31, 2012 and 2011, respectively.

LSC incurred $149,000 and $430,000 as marketing expenses during the years ended December 31, 2012 and 2011, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the year ended December 31, 2012, one major customer accounted for 13% of our consolidated revenues. During the year ended December 31, 2011, one major customer accounted for approximately 13% of our consolidated revenues, and another major customer accounted for approximately 11% of our consolidated revenues. No other single customer accounted for more than 10% of our revenues for any period presented.

11. Subsequent Events

Amended License Agreements

On February 7, 2013 the Company and Advanced Cell Technology, Inc. (“ACT”) entered into Amended and Restated License Agreements (the “Amendment”) for the purpose of completely amending and restating the terms of the three Exclusive License Agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “Exclusive License Agreement”), as amended on August 25, 2005. Under the terms of the Amendment the Company acquired exclusive world-wide rights to all human therapeutic uses and cosmetic uses from ACT and Infigen’s early work on parthenogenic-derived embryonic stem cells, as well as certain rights to patents covering Single Blastomere technology. Pursuant to the Amendment all minimum R&D requirements and all milestone payments due to ACT under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement, and its obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement.

Securities Purchase Agreements and Related Transactions

On January 22, 2013, to obtain funding for working capital purposes, the Company entered into a Securities Purchase Agreement (the “January 2013 Purchase Agreement”) with Dr. Andrey Semechkin and Dr. Simon Craw to sell a total of 10,125,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $2,025,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Simon Craw is the Company’s Executive Vice President Business Development. The sale of the shares of common stock was completed on January 22, 2013. In connection with the sale of these shares the Company issued to each purchaser a warrant, exercisable for a period of 5 years, to purchase (at an exercise price of $0.20 per share) a number of shares of common stock equal to 50% of the shares purchased by that purchaser, for a total of 5,062,500 shares subject to the warrants.

Immediately before the sale of the shares and warrants under the January 2013 Purchase Agreement described above, the Company issued an additional 8,000,000 shares of common stock upon conversion of all outstanding shares of Series C Preferred Stock held by one investor.

On March 12, 2013, to obtain funding for working capital purposes, the Company entered into a Securities Purchase Agreement (the “March 2013 Purchase Agreement”) with certain investors, including Dr. Andrey Semechkin, to sell a total of 5,000,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $1,000,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer and purchased $100,000 worth of common stock. Each of the other investors has had a long-standing relationship with the Company and has closely followed the Company. The sale of the shares of common stock was completed on March 12, 2013. In connection with the sale of these shares the Company issued to each investor a warrant, exercisable for a period of five years, to purchase (at an exercise price of $0.20 per share) a number of shares of common stock equal to 50% of the shares purchased by that investor, for a total of 2,500,000 shares subject to the warrants.

Additional Financing from Aspire Capital Fund, LLC

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014. From commencement through December 31, 2012, we sold a total of 9,333,333 shares of common stock to Aspire Capital for an aggregate of $5,942,000. In addition, from January 1, 2013 through March 15, 2013, we sold an additional 1,200,000 shares to Aspire Capital for an aggregate of $264,000.