Form 10-Q
period 2013-03-31
International Stem Cell CORP
filed 2013-05-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013 the Registrant had 112,363,815 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,912	$654
Accounts receivable, net of allowance for doubtful accounts of $18 and $4 at March 31, 2013 and December 31, 2012, respectively	384	273
Inventory, net	1,206	1,199
Prepaid expenses and other current assets	492	456

Total current assets	3,994	2,582
Property and equipment, net	1,033	1,134
Intangible assets, net	1,768	1,634
Deposits and other assets	20	20

Total assets	$6,815	$5,370

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable	$430	$969
Accrued liabilities	746	730
Deferred revenue	163	233
Related party payable	5	5
Advances	250	250

Total current liabilities	1,594	2,187

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares were authorized, issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preferences of $5,000 at March 31, 2013 and December 31, 2012	4,941	4,941

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preferences of $4,320 at March 31, 2013 and December 31, 2012	—	—
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preferences of $389 and $385 at March 31, 2013 and December 31, 2012, respectively	—	—
Series C Preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 and 2,000,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively, liquidation preferences of $0 and $2,507 at March 31, 2013 and December 31, 2012, respectively	—	2
Common stock, $0.001 par value, 300,000,000 shares authorized, 112,363,815 and 87,388,815 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	112	87
Additional paid-in capital	73,672	69,945
Deficit accumulated during the development stage	(73,504)	(71,792)

Total stockholders’ equity (deficit)	280	(1,758)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$6,815	$5,370

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Inception (August 17, 2001) through March 31, 2013
	2013	2012
Revenues
Product sales	$1,285	$1,077		$13,483
Royalties and license	—	—		135

Total revenue	1,285	1,077		13,618

Development expenses
Cost of sales	334	324		4,940
Research and development	721	937		22,614
Selling and marketing	511	496		6,450
General and administrative	1,419	2,039		40,547

Total development expenses	2,985	3,796		74,551

Loss from development activities	(1,700)	(2,719)		(60,933)

Other income (expense)
Settlement with related company	—	—		(93)
Miscellaneous income (expense)	(15)	1		(260)
Dividend income	—	—		94
Interest expense	—	—		(2,225)
Sublease income	3	3		319
Change in market value of warrants	—	38		(1,357)

Total other income (expense), net	(12)	42		(3,522)

Loss before income taxes	(1,712)	(2,677)		(64,455)
Provision for income taxes	—	—		7

Net loss	$(1,712)	$(2,677)		$(64,462)

Deemed dividend on preferred stock	—	(1,375)		(1,375)
Dividend on preferred stock	—	(82)		(8,097)

Net loss applicable to common stockholders	$(1,712)	$(4,134)		$(73,934)

Net loss per common share-basic and diluted	$(0.02)	$(0.05)	$	n/a

Weighted average shares-basic and diluted	103,566	82,485		n/a

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock
					Issued												Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
			Shares	Amount	Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution																						100
Net loss for the period from inception																						(141)

Balance at December 31, 2001																						(41)
Members contributions																						250
Net loss for the year ended																						(391)

Balance at December 31, 2002																						(182)
Members contributions																						195
Net loss for the year ended																						(519)

Balance at December 31, 2003																						(506)
Members contribution																						1,110
Net loss for the year ended																						(854)

Activity through December 31, 2004																						(250)
Members contributions																						780
Net loss for the year ended December 31, 2005																						(1,386)

Balance at December 31, 2005																						(856)
Members contribution																						250
Effect of the Reorganization Transactions			20,000	20															2,665	(3,291)	(606)	606
BTHC transactions			2,210	2															(2)		—
Offering costs																			(2,778)		(2,778)
Warrants issued for equity placement services																			1,231		1,231
Warrants issued for services																			222		222
Warrants issued with promissory note																			638		638
Common stock issued for services			1,350	1															1,349		1,350
Issuance of common stock			10,437	11															10,371		10,382
Stock-based compensation																			842		842
Net loss for the year ended December 31, 2006																				(6,584)	(6,584)

Balance at December 31, 2006			33,997	$34	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$14,538	$(9,875)	$4,697	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock													Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
					Issued												Note Subscription on Perpetual Preferred
					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Offering costs																			$(382)		$(382)
Warrants issued for equity placement services																			169		169
Issuance of common stock			1,370	$1															1,369		1,370
Warrants exercised			3	—															3		3
Stock-based compensation																			427		427
Net loss for the year ended December 31, 2007																				(6,072)	(6,072)

Balance at December 31, 2007			35,370	35	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,124	(15,947)	212	—
Issuance of Preferred Stock					1,000	1	550	1	2,000	2	—	—							4,546		4,550
Warrants issued and beneficial conversion feature																			911		911
Issuance of Common Stock for services			3,041	3															593		596
Stock-based compensation																			735		735
Deemed Dividend																			1,582	(1,582)	—
Net loss for the year ended December 31, 2008																				(6,571)	(6,571)

Balance at December 31, 2008			38,411	38	1,000	1	550	1	2,000	2	—	—	—	—	—	—	—	—	24,491	(24,100)	433	—
Issuance of Preferred Stock											—	—							3,682		3,682
Preferred Stock Subscription																					—
Issuance of Common Stock																					—
For services			1,208	1															941		942
From conversion of preferred stock			3,727	4	(400)	—	(150)	(1)			—	—							(3)		—
From conversion of debt			2,000	2															498		500
From exercise of warrants			4,392	4													(2,700)		3,659		963
From cashless exercise of warrants			3,510	4															279		283
For cash			2,787	3															1,397		1,400
Stock-based compensation																			410		410
Warrants issued for services																			281		281
Options issued for services																			106		106
Deemed Dividend																			3,163	(4,032)	(869)
Cumulative effect adjustment-warrant liabilities																			(1,704)	430	(1,274)
Equity placement shares																			(250)		(250)
Dividend on preferred stock																				(364)	(364)
Net loss for the year ended December 31, 2009																	(9)			(8,504)	(8,513)

Balance at December 31, 2009			56,035	$56	600	$1	400	$—	2,000	$2	—	$—	—	$—	—	$—	$(2,709)	$—	$36,950	$(36,570)	$(2,270)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock													Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
					Issued												Note Subscription on Perpetual Preferred
					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock Subscription													—	—	1	0					0
Issuance of Common Stock																					—
For services			749	$1															$1,084		$1,085
From conversion of preferred stock and options			800	1	(100)	—	(100)	—					—	—	(1)	—			(1)		—
From conversion of debt																					—
From exercise of warrants			5,063	5													(3,254)	(5)	4,747		1,493
From cashless exercise of warrants and options			1,531	2															1,536		1,538
For cash			10,593	10															10,181		10,190
Stock-based compensation																			2,068		2,068
Warrants issued for services																					—
Options issued for services																					—
Warrants reclassified to equity																			805		805
Deemed dividend on preferred stock																				(1,037)	(1,037)
Accrued and paid dividend on preferred stock																				(524)	(524)
Swap notes Receivable and Perpetual																					—
Preferred Stock																	5,963		(1,200)		4,763
Net loss for the year ended																					—
December 31, 2010																				(12,723)	(12,723)

Balance at December 31, 2010			74,771	75	500	1	300	—	2,000	2	—	—	—	—	—	0	—	(5)	56,170	(50,854)	5,389	—
Issuance of common stock
For services			150	—															303		303
From cashless exercise of warrants			55	—															26		26
From exercise of options and warrants			1,060	1															526		527
For cash			4,000	4															3,354		3,358
Stock-based compensation																			3,541		3,541
Warrants issued for services																			75		75
Stock subscription																		5			5
Accrued dividend on preferred stock																				(430)	(430)
Net loss for the year ended December 31, 2011																				(9,171)	(9,171)

Balance at December 31, 2011			80,036	$80	500	$1	300	$—	2,000	$2	—	$—	—	$—	—	$0	$—	$—	$63,995	$(60,455)	$3,623	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2013

(in thousands)

(Unaudited)

					Convertible Preferred Stock
			Common Stock				Issued										Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
	Redeemable Series G Preferred Stock				Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59	5,000	4,941
Beneficial conversion feature for Series G preferred stock		(1,375)																	1,375		1,375
Issuance of common stock
From conversion of Series A preferred stock			2,000	2	(500)	(1)													(1)		—
For cash			5,000	5															2,079		2,084
For services			335	—															59		59
From exercise of options			18	—															4		4
Stock-based compensation																			2,361		2,361
Warrants issued for services																			73		73
Accrued dividend on preferred stock		93																		(222)	(222)
Reversal of dividend accreted		(93)																		93	93
Deemed dividend on preferred stock		1,375																		(1,375)	(1,375)
Net loss for the quarter ended December 31, 2012																				(9,833)	(9,833)

Balance at December 31, 2012	5,000	$4,941	87,389	$87	—	$—	300	$—	2,000	$2	—	$—	—	$—	—	$—	$—	$—	$69,945	$(71,792)	$(1,758)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to March 31, 2013

(in thousands)

(Unaudited)

					Convertible Preferred Stock
			Common Stock				Issued										Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capita	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
	Redeemable Series G Preferred Stock				Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock from conversion of Series C preferred stock			8,000	8					(2,000)	(2)									(6)		—
Issuance of common stock
For cash			16,325	16															3,257		3,273
For services			650	1															67		68
Stock-based compensation																			409		409
Net loss for the quarter ended March 31, 2013																				(1,712)	(1,712)

Balance at March 31, 2013	5,000	$4,941	112,364	$112	—	$—	300	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$73,672	$(73,504)	$280	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Inception (August 17, 2001) through March 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(1,712)	$(2,677)	$(64,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	125	2,032
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	—	36	370
Non-cash compensation expense	409	685	11,180
Common stock issued for services	68	—	4,424
Change in market value of warrants	—	(38)	1,357
Amortization of discount on convertible debt	—	—	1,081
Allowance for inventory obsolescence	4	(15)	39
Interest on perpetual preferred stock notes receivable	—	—	(35)
Loss on disposal of fixed assets	—	—	80
Impairment of intangible assets	19	18	212
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(111)	(117)	(384)
(Increase) decrease in inventory	(11)	55	(1,246)
(Increase) decrease in prepaid assets and other assets	(36)	(23)	(492)
(Increase) decrease in deposits			(20)
Increase (decrease) in accounts payable	(539)	(58)	538
Increase (decrease) in accrued expenses	16	61	1,032
Increase (decrease) in deferred revenue	(70)	(77)	163
Increase (decrease) in related party payable	—	—	(160)

Net cash used in operating activities	(1,847)	(2,025)	(43,550)

Investing activities
Purchases of property and equipment	—	(44)	(2,686)
Proceeds from sale of fixed assets	—	—	7
Payments for patent licenses and trademarks	(168)	(172)	(2,445)

Net cash used in investing activities	(168)	(216)	(5,124)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	3,289	2,084	32,171
Proceeds from issuance of preferred stock	—	4,941	17,202
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	—	—	992
Payment of preferred stock dividends	—	(108)	(1,320)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	(16)	—	(1,776)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	3,273	6,917	50,586

Net increase in cash and cash equivalents	1,258	4,676	1,912
Cash and cash equivalents, beginning of period	654	1,337	—

Cash and cash equivalents, end of period	$1,912	$6,013	$1,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$372

Cash paid for income taxes	$—	$—	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Accretion of preferred stock dividends	$—	$18	$93

Deemed dividend on preferred stock	$—	$1,375	$8,058

Reversal of preferred dividends accreted	$—	$—	$(93)

Conversion of debt to common stock	$—	$—	$500

Warrants issued for placement agent services	$—	$—	$1,231

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$—	$95

Conversion of preferred stock	$—	$—	$2

Cashless exercise of warrants	$—	$—	$1,847

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $620,000 per month, excluding capital expenditures and patent costs averaging $60,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2013. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company is a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In the first quarter of 2013, to obtain funding for working capital purposes, the Company sold a total of 16,325,000 shares of common stock raising $3,289,000. For further discussion, see Note 6, Capital Stock.

In May 2013, we filed an amendment to our pending registration statement with the Securities and Exchange Commission that, following effectiveness, would allow us to raise up to $5 million from the sale of common stock and warrants. However, this is a “best efforts” offering and we cannot predict the timing or amount of any funds that we may actually receive, if any.

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

The Company is a development-stage company with no revenue generated from its operations in therapeutic and biomedical products development through research and development efforts. To date, the Company has generated limited and unpredictable revenue to support its core therapeutic research and development efforts.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2012. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in our unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any other interim period or an entire year.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2013 and December 31, 2012, the Company had an allowance for bad debt totaling $18,000 and $4,000, respectively.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $2,232,000 and $2,083,000 at March 31, 2013 and December 31, 2012, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $15,000 and $17,000, respectively, and is included in research and development expense. Accumulated amortization as of March 31, 2013 and December 31, 2012 was $464,000 and $449,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company did not recognize material impairments on its long-lived assets during the three months ended March 31, 2013 and 2012.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has expired. LSC’s revenue accounted for 51% of total revenue during the three months ended March 31, 2013 and 2012. LCT contributed 49% of total revenue during the three months ended March 31, 2013 and 2012.

Deferred Revenue

The Company recognizes revenue from LSC products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day right of return guarantee and therefore, the Company defers all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At March 31, 2013 and December 31, 2012, net deferred revenue totaled $163,000 and $233,000, respectively.

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

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of March 31, 2013 (in thousands).

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

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Beginning balance at December 31, 2011	$38
Issuances	—
Adjustments to estimated fair value	(38)

Ending balance at December 31, 2012	—
Issuances	—
Adjustments to estimated fair value due to expiry	—

Ending balance at March 31, 2013	$—

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of March 31, 2013 and December 31, 2012 approximate their fair values because of the short-term nature of those instruments.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2013, there were 822,500 non-vested restricted shares, 9,462,500 warrants, and 15,864,448 vested and 6,811,745 non-vested stock options outstanding; and at December 31, 2012, there were 335,000 non-vested restricted shares, 3,500,000 warrants, and 15,407,902 vested and 7,969,230 non-vested stock options outstanding. These restricted shares, options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended March 31, 2013 and 2012 or the period from inception through March 31, 2013.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

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

	March 31, 2013	December 31, 2012
Raw materials	$280	$276
Work in process	237	211
Finished goods	728	748

Total	1,245	1,235
Less: allowance for inventory obsolescence	(39)	(36)

Inventory, net	$1,206	$1,199

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Machinery and equipment	$1072	$1,072
Computer equipment	347	347
Office equipment	225	225
Leasehold improvements	830	830

	2,474	2,474
Less: accumulated depreciation and amortization	(1,441)	(1,340)

Property and equipment, net	$1,033	$1,134

Depreciation expenses for the three months ended March 31, 2013 and 2012 were $101,000 and $108,000, respectively.

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

The notes could be converted at the option of ACT into the first equity financing of LCT with cash proceeds in excess of $5,000,000 under the following conditions: i) Upon the consummation of the First Equity Financing; or ii) Immediately prior to the closing of any merger, sale or other consolidation of the Company or of any sale of all or substantially all assets of the Company which occurs prior to the First Equity Financing (an “Acquisition Event”). Notwithstanding the above, and only in the event that a conversion resulting from such Acquisition Event would result in a security not traded on a national stock exchange (including NASDAQ and NASDAQ small cap), upon written notice to the Company not later than five days after the consummation of the Acquisition Event and notice of the Acquisition Event to the holder of the note, the holder may elect to receive payment in cash of the entire outstanding principal of this Note. On February 7, 2013, the Company and ACT entered into Amended and Restated License Agreements for the purpose of completely amending and restating the terms of the license agreements. Under the terms of the Amendment the Company acquired exclusive world-wide rights to all human therapeutic uses and cosmetic uses from ATC and Infigen’s early work on parthenogenic-derived embryonic stem cells, as well as certain rights to patents covering Single Blastomere technology. Pursuant to the Amendment all minimum R&D requirements and all milestone payments due to ACT under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement, and its obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement.

As of March 31, 2013, the total amount capitalized related to the acquired ACT licenses was $747,000, and $1,485,000 related to the other patent acquisition costs.

At March 31, 2013, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2013 (remaining nine months)	45
2014	60
2015	60
2016	60
2017	61
Thereafter	1,272

Total	$1,558

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2013 no revenues were realized from this agreement.

	March 31, 2013	December 31, 2012
BioTime, Inc. (in thousands)	$250	$250

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the current conversion price of the Series B Preferred Stock to $0.20. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of March 31, 2013 and December 31, 2012, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

During the second quarter of 2010, the holders of the warrants issued to the purchasers of Series A and B Preferred Stock signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price is now fixed at $0.25. The modification to the warrants resulted in the change in classification from a liability to equity and the warrants were re-valued at the date of modification. The revaluation of the warrants resulted in a reduction in the warrant value of $5,276,000 which was recorded as a credit to income. The adjusted value of the warrants of $804,971 was reclassified to Additional Paid-in Capital, thus eliminating any fair value of outstanding warrant liability as of June 30, 2010.

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Series C Preferred Stock, plus a liquidation premium of 6% per year, but such payment may be made only after payment in full of the liquidation preferences of the Series A and Series B Preferred Stock then outstanding. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of common stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock is $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. As of December 31, 2012, the Company had 2,000,000 shares of the Series C Preferred Stock issued and outstanding. On January 22, 2013, the holders of Series C Preferred Stock converted all of the outstanding shares of Series C Preferred Stock into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock. On April 10, 2013, the Company filed a Certificate of Elimination for the Series C Preferred Stock. The Certificate of Elimination amended the provisions of the Certificate of Incorporation of the Company to eliminate the powers, designations, preferences, privileges and other rights of the Series C Preferred Stock.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock is recognized as deemed dividend totaling $2,480,000. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of March 31, 2013 and December 31, 2012, we had 43 shares of the Series D Preferred Stock issued and outstanding. Historically, the Series D Preferred Stock earned cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into a Waiver Agreement (the “Waiver Agreement”) pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

On December 4, 2012, the holders of all of the outstanding shares of Series D Preferred Stock executed a Waiver of Anti-Dilution Rights (the “Anti-Dilution Waiver”) pursuant to which such holders waived all anti-dilution adjustment rights under the Certificate of Designation for the Series D Preferred Stock in connection with the offering of securities pursuant to the registration statement originally filed with the Securities and Exchange Commission on October 18, 2012, including the shares issuable on exercise of all warrants registered hereunder. The Anti-Dilution Waiver does not apply to any future issuances of securities which would otherwise trigger anti-dilution adjustments under the Certificate of Designation for the Series D Preferred Stock. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the current conversion price of the Series D Preferred Stock to $0.20.

During the three months ended March 31, 2013 and 2012, dividends of $0 and $108,000 were paid to the holders, respectively. As of March 31, 2013 and December 31, 2012, Series D Preferred Stock dividends of $0 and $0 were accrued, respectively.

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

The Company determined that as the initial conversion price at the date of close of the Series G transaction was lower than the closing market price on that day (March 9, 2012) that a beneficial conversion feature existed in the amount of $1,375,000. Such amount was recorded as a discount on the Series G convertible preferred stock with a corresponding increase in additional paid-in capital. Based on the appropriate accounting guidance, the Company is required to recognize the discount over the period of time from the issuance of preferred shares until the convertible preferred shares can be first converted. As the Series G convertible shares are convertible immediately following their issuance, the discount amount of $1,375,000 was recognized in March 2012 as deemed dividend with a corresponding increase in accumulated deficit. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the current conversion price of the Series G Preferred Stock at $0.37, and the conversion ratio to 2.67 shares of common stock for every share of Series G Preferred.

No dividend was paid to the holders during the three months ended March 31, 2013 and 2012.

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

During the three months ended March 31, 2013 and 2012, the Company has issued 1,200,000 and 5,000,000 shares of common stock, respectively, to Aspire Capital, raising $264,000 and $2.1 million, respectively, which was used to fund its operational activities.

Reserved Shares

At March 31, 2013, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	22,676,193
Options available for future grant	17,050,980
Convertible preferred stock	36,403,812
Warrants	9,462,500

85,593,485

7. Related Party Transactions

Other than with respect to the purchases of Series C, Series D and Series G Preferred Stock discussed above, the Company’s related party transactions were for related party dividends and for a facility lease.

Dividend amounts related to Series D and Series G financing, of $82,000 were accrued at March 31, 2012 to be payable to X-Master, Inc. and AR Partners LLC, entities affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director. The Series D dividends were payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred Stock dividends were initially cumulative and payable upon conversion of the Series G shares or upon certain Series G deemed liquidation events to AR Partners, LLC. These amounts were paid during 2012. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, the Company reversed all previously-accrued and unpaid dividends related to Series G Preferred Stock totaling $93,000. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement. No dividends were accrued or paid during the three months ended March 31, 2013 pursuant to the Waiver Agreement.

During the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC which is owned by Dr. Ruslan Semechkin, the Company’s Vice President of Research and Development and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended March 31, 2013 and 2012, the Company recorded $28,000 and $27,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

8. Income Taxes

The Company estimated Federal and state tax losses for the current year and recorded a full valuation allowance against all net deferred tax assets. As such, no income tax provision has been recorded for the current period. The Company may be subject to IRC code section 382 which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years. There can be no assurances that the Company will ever be able to realize the benefit of some or all of the loss and credit carryforwards either due to ongoing operating losses or due to ownership change limitations.

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

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the three months ended March 31, 2013 and 2012, the Company recognized $409,000 and $685,000, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of March 31, 2013 and 2012 was $2.96 million and $6.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.0 years and 2.7 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.94%	1.11%
Expected stock price volatility	121%	127%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	5.7 years	6.2 years

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	4,050,400	7.15	$0.41	2,387,880	5.80	$0.43
$0.51-$0.75	9,365,293	6.70	$0.62	7,325,268	6.66	$0.62
$0.76-$1.00	1,895,000	4.27	$0.98	1,767,000	3.96	$0.99
$1.01-$1.25	343,400	8.09	$1.10	239,800	8.09	$1.10
$1.26-$1.50	1,192,100	6.88	$1.31	834,900	6.68	$1.32
$1.51-$3.20	5,830,000	7.59	$1.94	3,309,600	7.47	$1.96

	22,676,193	6.84	$0.99	15,864,448	6.42	$0.95

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	14,730,207	$1.26
Granted	2,398,000	$0.38
Exercised	(17,500)	$0.22
Canceled or expired	(1,987,807)	$0.78

Outstanding at December 31, 2012	15,122,900	$1.18
Granted	—	$0
Exercised	—	$0
Canceled or expired	(56,000)	$0.76

Outstanding at March 31, 2013	15,066,900	$1.19

	Number of Shares issued outside the Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00

Outstanding at March 31, 2013	7,609,293	$0.62

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revaluate the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividend rate derived from the Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in warrant liabilities of zero and $38,000 as of March 31, 2012 and December 31, 2011, respectively. In addition, in the three months ended March 31, 2013 and 2012, we recorded income of $0 and $38,000, respectively, in our consolidated condensed statements of operations related to the change in the fair value of warrants.

The 1,721,629 Brookstreet Warrants outstanding as of December 31, 2011 expired on February 14, 2012, and the Company recorded $38,000 in the first quarter ending March 31, 2012 to reduce the fair market value of the warrants to zero.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,400,000 warrants to YKA Partners, an affiliated company of our former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which remain outstanding at March 31, 2013 and December 31, 2012.

Warrants issued with Preferred Stock

During 2008, in connection with the Company’s fund raising efforts, two warrants to purchase shares of common stock were issued with the purchase of one share of Series A Preferred Stock, resulting in the issuance of an additional 2,000,000 common stock warrants. In addition, two warrants to purchase shares of common stock were issued with the purchase of one share of Series B Preferred Stock, resulting in the issuance of an additional 1,100,000 common stock warrants. As of December 31, 2010, 400,000 warrants related to the Series A Preferred Stock were converted into 800,000 common shares.

1,600,000 warrants related to the Series A Preferred Stock expired in January, 2013. As of March 31, 2013 and December 31, 2012, there were 300,000 warrants related to the Series B Preferred Stock outstanding with an exercise price of $0.25 per share. The warrants related to the Series B Preferred Stock expire in July, 2014.

Warrants issued with Common Stock

In conjunction with the Company’s sale of 10,125,000 shares of common stock on January 22, 2013, the Company issued warrants convertible into 5,062,500 shares of common stock at an exercise price of 20 cents. The warrants have a five year term. On March 12, 2013 the Company issued warrants convertible into 2,500,000 shares of common stock in conjunction with the sale of 5,000,000 shares of common stock. These warrants have a five year term and an exercise price of 20 cents.

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

Share data related to warrant transactions through March 31, 2013 were as follows:

											Price per Share
	Series A	Series B	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Jan 2013 Financing	Mar 2013 Financing	Shares	Range	Weighted average exercise price
Outstanding, December 31, 2009	2,000,000	1,100,000	1,400,000	30,000	1,629,623	3,405,929	—	—	—	9,565,552	$0.25-0.80	$0.45

2010
Issued										—
Exercised	(400,000)	(600,000)			(248,902)	(1,645,772)				(2,894,674)	0.25-0.80	0.47
Forfeited/Cancelled										—

Outstanding, December 31, 2010	1,600,000	500,000	1,400,000	30,000	1,380,721	1,760,157	—	—	—	6,670,878	$0.25-0.80	$0.45

2011
Issued							200,000			200,000	1.50-2.00	1.75
Exercised		(200,000)			(62,800)	(38,528)				(301,328)	0.25-0.80	0.40
Forfeited/Cancelled										—

Outstanding, December 31, 2011	1,600,000	300,000	1,400,000	30,000	1,317,921	1,721,629	200,000	—	—	6,569,550	$0.25-2.00	$0.49
2012
Issued										—
Exercised										—
Forfeited/Cancelled				(30,000)	(1,317,921)	(1,721,629)				(3,069,550)	$0.56-0.80	$0.66

Outstanding, December 31, 2012	1,600,000	300,000	1,400,000	—	—	—	200,000	—	—	3,500,000	$0.25-2.00	$0.34
2013
Issued								5,062,500	2,500,000	7,562,500	$0.20	$0.20
Exercised										—
Forfeited/Cancelled	(1,600,000)									(1,600,000)	$0.25	$0.25

Outstanding, March 31, 2013	—	300,000	1,400,000	—	—	—	200,000	5,062,500	2,500,000	9,462,500	$0.20-2.00	$0.24

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

During 2010 we utilized a 3,240 square foot laboratory in Walkersville, Maryland. Our lease for this facility expired in March 2011, and we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administrative purposes. Our current base rent in the new facilities is $11,306 per month. The initial lease term expires December 31, 2015 and there is an option for an additional five years.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which was occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began rent payments in March 2011 once it occupied the facilities, at an initial rate of $5,118 per month. The lease was amended effective July 2011 to account for additional square footage occupied by Company personnel. As such, the initial monthly rate has increased to $9,018 per month. In addition, the monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building, CC&R fees and increases in property tax and insurance.

S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Vice President of Research and Development and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are consistent with the terms that could be obtained for comparable facilities from an unaffiliated party.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2013, are as follows (in thousands):

Amount
2013 (remaining nine months)	$273
2014	363
2015	372
2016	97

Total	$1,105

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

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to LSC to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. The Company recognized $0 and $36,000 in stock-based compensation from warrants issued for services during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, LSC incurred $24,000 and $38,000, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the three months ended March 31, 2013, one major customer, accounted for 16% of our consolidated revenues. No single customer accounted for more than 10% of our revenues during the three months ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2012. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We are a development-stage biotechnology company focused on therapeutic, biomedical and cosmeceutical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue.

We have not generated any revenues from our principal operations in therapeutic research and development. To date, we have generated limited and unpredictable incidental revenues to support our core therapeutic research and development efforts.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals of differing genders, ages and racial background with minimal immune rejection after transplantation. ISCO’s collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the US Code of Federal Regulations and enforced by the Food and Drug Administration (“FDA”).

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

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

ISCO’s wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes human cells and the reagents needed to culture and study human cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. LCT is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein free cell products, some of which are suitable for FDA approval. LCT also provides important funds to help support our internal development of therapeutic products. LCT’s products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

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

Results of Operations

Revenues

We are considered a development stage entity with no revenue generated from our principal operations in therapeutic research and development efforts. To date, we have generated limited and unpredictable incidental revenues to support our core therapeutic research and development efforts. Revenue for the three months ended March 31, 2013 totaled $1.29 million, compared to $1.08 million for the three months ended March 31, 2012. LSC contributed $650,000 or 51% of total revenue in the three months ended March 31, 2013, compared to $547,000 or 51% of total revenue for the three months ended March 31, 2012. The increase of $103,000 or 19% in LSC’s revenue was as a result of our strategic efforts to expand and diversify our sources of revenue. LCT’s revenue of $635,000 for the three months ended March 31, 2013, accounted for 49% of total revenue, compared to $530,000, or 49% of total revenue for the three months ended March 31, 2012. LCT’s revenue increased by $105,000 or 20% primarily due to by higher sales to OEM customers and international distributors.

Cost of sales

Cost of sales for the three months ended March 31, 2013 was $334,000 or 26% of revenue, compared to $324,000 or 30% of revenue for the three months ended March 31, 2012. The favorable reduction in cost of sales as a percentage of revenue for the three months ended March 31, 2013, compared to the corresponding period in 2012, is primarily due to lower costs of production for LSC, and a shift in sales mix from lower margin products to higher margin products for LCT.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes, and as sales volume continues to increase for these products, we anticipate further improvements in the cost of sales as a percentage of revenue for both LSC and LCT.

Research and Development (“R&D”)

Research and development expenses were $721,000 for the three months ended March 31, 2013, compared to $937,000 for the same period in 2012. The decrease of $216,000 or 23% is primarily due to lower laboratory supplies of $78,000, personnel-related spending of $64,000, stem cell line research and testing expenses of $40,000, and stock-based compensation expense of $27,000.

R&D is focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases, such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the initiation of a non-human primate (NHP) PD study in the fourth quarter of 2012, the release of pre-clinical rodent and NHP PD study data in the first quarter of 2013 and the initiation of a Gunn rat rodent study to look at CNS, a rare but sometimes fatal inherited liver disease.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Marketing expenses for the three months ended March 31, 2013 were $511,000, reflecting an increase of $15,000 or 3%, as compared to $496,000 for the three months ended March 31, 2012. The increase was primarily driven by enhanced efforts in advertising and promotion and e-commerce infrastructure, of $84,000, to market our skin care products. There was also an increase in shipping and logistical costs of $22,000 largely due to the increase in sales. The increase was partially offset by a reduction in consulting expense of $58,000, and in stock-based compensation expense of $46,000.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, and expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $1.42 million, reflecting a decrease of $620,000 or 30%, compared to $2.04 million for the same period in 2012. The decrease is largely attributable to a more streamlined operating cost structure including reductions in personnel-related spending resulting from lower headcount of $236,000, stock-based compensation expense of $171,000, professional accounting fees and corporate governance of $99,000, corporate support expenses of $54,000, legal fees of $36,000, and consulting expense of $25,000.

Other Income/Expense

Other expense was $12,000 for the three months ended March 31, 2013. For the three months ended March 31, 2012 we recorded other income of $42,000, mostly related to a decrease in the fair value of our warrant liabilities which expired on February 14, 2012.

Liquidity and Capital Resources

As of March 31, 2013, our cash and cash equivalents totaled $1.91 million, compared to $654,000 as of December 31, 2012. At March 31, 2013, we had working capital of $2.40 million, compared to $395,000 as of December 31, 2012.

Operating Cash Flows

Net cash used in operating activities was $1.85 million for the three months ended March 31, 2013, compared to $2.03 million for the corresponding period in 2012. The primary factors contributing to the variability in the report cash flow amounts relate to the net loss after non-cash adjustments totaling $1.10 million in the three months ended March 31, 2013, compared to $1.87 million in the same period in 2012. Offsetting this improvement was a reduction in the accounts payable of $539,000 due to the timing of payments to vendors in the quarter ended March 31, 2013.

Investing Cash Flows

Net cash used in investing activities was $168,000 for the three months ended March 31, 2013, compared to $216,000 in the same period in 2012. The decrease resulted from lower payments for patent licenses and trademarks of $4,000 along with lower capital expenditure spending of $44,000.

Financing Cash Flows

Net cash provided by financing activities was $3.27 million for the three months ended March 31, 2013, compared to $6.92 million in the same period in 2012. The net proceeds of $6.92 million received in 2012 were primarily attributable to the issuance of 5 million shares of Series G Preferred Stock for approximately $4.94 million, net of stock issuance costs while the net proceeds of $3.27 received in 2013 were from the issuance of common stock. For further discussion of the common stock issuance, see item 2. Unregistered Sales of Equity Security and Use of Proceeds. For further discussion of the prior period proceeds, see Note 6, Capital Stock, Series G Preferred Stock. In addition, during the three months ended March 31, 2012, we raised $2.09 million from the issuance of 5,000,000 shares of common stock to Aspire Capital Group. In the first quarter of 2012, we paid dividends of $108,000 to our preferred stockholders. No dividend was paid during the three months ended March 31, 2013.

Management is currently reviewing different financing sources to raise working capital to help fund our current operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for the next 12 months. The timing and degree of any future capital requirements will depend on many factors, including:

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

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our average burn rate is approximately $620,000 per month, excluding capital expenditures and patent costs averaging $60,000. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2013. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future. In January and March 2013, to obtain funding for working capital purpose, the Company sold 16,325,000 shares of common stock raising $3,289,000.

We do not currently have any obligations for milestone payments under any of our licensed patents other than the minimum royalty payment of $75,000 due in two installments per year to Advanced Cell Technology, pursuant to the amended UMass IP license agreement. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our condensed consolidated financial statements.

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014, subject to specific registration requirements. From commencement through March 31, 2013, we sold a total of 10,533,333 shares of common stock to Aspire Capital for an aggregate of $6,206,000.

Off-Balance Sheet Arrangements

As of March  31, 2013, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2013, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our common stock could decline.

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

During 2012, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the first quarter ended March 31, 2013 was approximately $620,000 per month excluding capital expenditures and patent costs averaging $60,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through 2013. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

If competitors develop and market products that are more effective, safer, or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited.*

Our cell therapy development programs face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates.

As a general matter, we also face competition from many companies that are researching and developing cell therapies. Many of these companies have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals, and marketing and selling. If we ultimately obtain regulatory approval for any of our product candidates, we also will be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields.

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

The development and commercialization of our product candidates is subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our other product candidates would likely have a material and adverse effect on our business and prospects.*

The process of obtaining FDA and other regulatory approvals is expensive, generally takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our product candidates. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any of the following factors, among others, could cause regulatory approval for our product candidates to be delayed, limited or denied:

•

the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be filed with the FDA and other regulatory authorities;

•

data obtained from preclinical and nonclinical animal testing and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing;

•

negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay or terminate development efforts for a product candidate; and/or

•	FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials.

Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales, and could make any search for a collaborative partner more difficult.

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

We may be unsuccessful in our efforts to comply with applicable federal, state and international laws and regulations, which could result in loss of licensure, certification or accreditation or other government enforcement actions or impact our ability to secure regulatory approval of our product candidates.*

Although we seek to conduct our business in compliance with applicable governmental healthcare laws and regulations, these laws and regulations are exceedingly complex and often subject to varying interpretations. The cell therapy industry is the topic of significant government interest, and thus the laws and regulations applicable to our business are subject to frequent change and/or reinterpretation. As such, there can be no assurance that we will be able, or will have the resources, to maintain compliance with all such healthcare laws and regulations. Failure to comply with such healthcare laws and regulations, as well as the costs associated with such compliance or with enforcement of such healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

Our manufacture of certain cellular therapy products triggers additional FDA requirements applicable to hESCs which are regulated as a drug, biological product, or medical device. FDA’s GMP regulations govern the manufacture, processing, packaging and holding of cell therapy products regulated as drugs. FDA’s Quality System Regulation, or QSR, similarly governs the manufacture, processing, packaging and holding of cell therapy products regulated as medical devices. We must comply with GMP or QSR requirements including quality control, quality assurance and the maintenance of records and documentation for certain products. We may be unable to comply with these GMP or QSR requirements and with other FDA, state and foreign regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.

We will continue to be subject to extensive FDA regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.*

Even if we are successful in obtaining regulatory approval of our product candidates, we will continue to be subject to the requirements of and review by, the FDA and comparable regulatory authorities in the areas of manufacturing processes, post-approval clinical data, adverse event reporting, labeling, advertising and promotional activities, among other things. In addition, any marketing approval we receive may be limited in terms of the approved product indication or require costly post-marketing testing and surveillance. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

•	warning letters or other actions requiring changes in product manufacturing processes or restrictions on product marketing or distribution;

•	product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and

•	fines, restitution or disgorgement of profits or revenue, the imposition of civil penalties or criminal prosecution.

The occurrence of any of these actions would likely cause a material adverse effect on our business, financial condition and results of operations.

Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.*

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provision. Any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

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

Even if we are successful in developing a therapeutic application using our cell technologies, it is unclear whether cell therapy can serve as the foundation for a commercially viable and profitable business.*

Stem cell technology is rapidly developing and could undergo significant change in the future. Such rapid technological development could result in our technologies becoming obsolete. While our product candidates appear promising, they may fail to be successfully commercialized for numerous reasons, including, but not limited to, competing technologies for the same indications. There can be no assurance that we will be able to develop a commercially successful therapeutic application for our stem cell technologies.

Moreover, advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our cell therapy services, planned products and therapeutic efforts. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of disease. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. We are focused on cell therapy, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

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

These licenses are subject to termination under certain circumstances (including for example, our failure to make minimum royalty payments.) The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

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

Contractual arrangements with licensors or collaborators may require us to pay royalties or make other payments related to the development of a product candidate, which would adversely affect the level of our future revenues and profits.*

Even if we obtain all applicable regulatory approvals and successfully commercialize one or more of our cell therapy candidates, contractual arrangements between us and a licensor, collaborator or other third party in connection with the respective product may require that we make royalty or other payments to the respective third party, and as a result we would not receive all of the revenue derived from commercial sales of such product.

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

We presently lack sufficient manufacturing capabilities to produce our therapeutic product candidates at commercial scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the product.*

We expect that we would need to significantly expand our manufacturing capabilities to meet potential demand for our therapeutic product candidates, if approved,. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand.

We do not presently have any alternate supply for our products. If our facilities where our products are currently being manufactured or equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, including if such facilities are deemed not in compliance with current Good Manufacturing Practice (“cGMP”) requirements, future clinical studies and commercial production for our products would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with the regulatory requirements.

Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, our production costs could dramatically increase and sales of the product and its long-term commercial prospects could be significantly damaged.

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

Our business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.*

The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early-stage, substantially research-oriented, and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a stem cell product. In general, stem cell products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Furthermore, the number of people who may use cell or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a significant market for cell- and tissue-based therapies and our ability to capture a share of this market with our product candidates.

Our development efforts with our therapeutic product candidates are susceptible to the same risks of failure inherent in the development and commercialization of therapeutic products based on new technologies. The novel nature of cellular therapeutics creates significant challenges in the areas of product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the United States FDA has relatively limited experience regulating therapies based on cells, and there are few approved treatments utilizing cell therapy.

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

As of May 3, 2013, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Vice President of International Stem Cell and a director, beneficially own approximately 41% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D and Series G Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our six directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The market price for our common stock has been and may continue to be particularly volatile given our status as a relatively unknown company with a limited operating history and lack of profits, which could lead to wide fluctuations in our share price. The price at which stockholders purchase shares of our common stock may not be indicative of the price of our common stock that will prevail in the trading market.

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

On December 9, 2010, the Company entered into a purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of our common stock. As of May 3, 2013, we have sold Aspire Capital 10,533,333 shares of common stock for aggregate proceeds of $6,206,000, and we may sell Aspire Capital up to an additional $18,794,000 of our common stock in the future. Pursuant to the purchase agreement, the number of shares of common stock that we may designate Aspire Capital to purchase is dependent on the closing price of our common stock on the date that we provide Aspire Capital with a purchase notice directing it to purchase shares, and the purchase price per share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices of our common stock during the 12 consecutive business days preceding the date of sale. If we elect to sell additional shares to Aspire Capital under the Common Stock Purchase Agreement, depending upon market liquidity at the time, it may cause the trading price of our common stock to decline.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At May 3, 2013, there were 9,462,500 warrants, and 16,228,143 vested and 7,798,750 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company has issued an additional 16,325,000 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued (i) a total of 8,000,000 shares of common stock on January 22, 2013 upon conversion of all previously issued shares of Series C Preferred Stock, (ii) a total of 1,200,000 shares of common stock on various dates from January 1, 2013 through March 15, 2013 for a total consideration of $264,000 from stock purchases by Aspire Capital, (iii) a total of 10,125,000 shares of common stock on January 22, 2013 for a total consideration of $2,025,000 to Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Dr. Simon Craw, Company’s Executive Vice President Business Development, and (iv) 5,000,000 shares of common stock on March 12, 2013 for total consideration of $1,000,000 from a stock purchase by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and by other investors with long-standing relationship with and who closely follow the Company. The proceeds from these issuances will be used to fund the general operations of the Company.

The shares of common stock referenced in clause (i) were sold in exchange for previously issued securities in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, or the Securities Act. The shares of common stock referenced in clause (ii) were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act. The shares of common stock referenced in clauses (iii and iv) were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.8	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

10.1	Series G Preferred Stock Purchase Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).

10.2	Amended and Restated Investors’ Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).

10.3	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).

10.4*	Consulting Contract dated March 9, 2012 with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).

10.5*	Agreement to Provide Consulting Services dated March 9, 2012, with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).

10.6*	Agreement to Provide Consulting Services dated March 9, 2012, with Jeffrey D. Janus (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 15, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: May 13, 2013

	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ Jay Novak
	Name:	Jay Novak
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)