Form 10-Q
period 2013-06-30
International Stem Cell CORP
filed 2013-08-08
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 2, 2013 the Registrant had 132,590,815 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

INDEX TO FORM 10-Q

		Page Numbers
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
Condensed Consolidated Balance Sheets		3
Condensed Consolidated Statements of Operations		4
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)		5
Condensed Consolidated Statements of Cash Flows		10
Notes to Unaudited Condensed Consolidated Financial Statements		12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		57
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 INSTANCE DOCUMENT
Exhibit 101 SCHEMA DOCUMENT
Exhibit 101 CALCULATION LINKBASE DOCUMENT
Exhibit 101 DEFINITION LINKBASE DOCUMENT
Exhibit 101 LABELS LINKBASE DOCUMENT
Exhibit 101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$654	$654
Accounts receivable, net of allowance for doubtful accounts of $26 and $4 at June 30, 2013 and December 31, 2012, respectively	454	273
Inventory, net	1,370	1,199
Prepaid expenses and other current assets	663	456
Restricted cash	50	—

Total current assets	3,191	2,582
Property and equipment, net	928	1,134
Intangible assets, net	1,947	1,634
Deposits and other assets	32	20

Total assets	$6,098	$5,370

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable	$743	$969
Accrued liabilities	1,389	730
Deferred revenue	172	233
Related party payable	22	5
Advances	250	250

Total current liabilities	2,576	2,187

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares were authorized, issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preferences of $5,000 at June 30, 2013 and December 31, 2012	4,941	4,941

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preferences of $4,320 at June 30, 2013 and December 31, 2012	—	—
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preferences of $393 and $385 at June 30, 2013 and December 31, 2012, respectively	—	—
Series C Preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 and 2,000,000 issued and outstanding at June 30, 2013 and December 31, 2012, respectively, liquidation preferences of $0 and $2,507 at June 30, 2013 and December 31, 2012, respectively	—	2
Common stock, $0.001 par value, 300,000,000 shares authorized, 112,590,815 and 87,388,815 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	113	87
Additional paid-in capital	74,173	69,945
Deficit accumulated during the development stage	(75,705)	(71,792)

Total stockholders’ equity (deficit)	(1,419)	(1,758)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$6,098	$5,370

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (August 17, 2001) through June 30, 2013
	2013	2012	2013	2012
Revenues
Product sales	$1,457	$1,056	$2,742	$2,133	$14,940
Royalties and license	—	—	—	—	135

Total revenue	1,457	1,056	2,742	2,133	15,075

Development expenses
Cost of sales	329	313	663	637	5,269
Research and development	974	865	1,695	1,802	23,588
Marketing	679	548	1,191	1,044	7,130
General and administrative	1,667	1,755	3,099	3,794	42,227

Total development expenses	3,649	3,481	6,648	7,277	78,214

Loss from development activities	(2,192)	(2,425)	(3,906)	(5,144)	(63,139)

Other income (expense)
Settlement with related company	—	—	—	—	(93)
Miscellaneous expense	(18)	(56)	(20)	(54)	(265)
Dividend income	—	—	—	—	94
Interest expense	—	—	—	—	(2,225)
Sublease income	10	4	13	7	329
Change in market value of warrants	—	—	—	38	(1,357)

Total other income (expense), net	(8)	(52)	(7)	(9)	(3,517)

Loss before income taxes	(2,200)	(2,477)	(3,913)	(5,153)	(66,656)
Provision for income taxes	—	—	—	—	7

Net loss	$(2,200)	$(2,477)	$(3,913)	$(5,153)	$(66,663)

Deemed dividend on preferred stock	—	—	—	(1,375)	(1,375)
Dividends on preferred stock	—	(139)	—	(222)	(8,097)

Net loss attributable to common stockholders	$(2,200)	$(2,616)	$(3,913)	$(6,750)	$(76,135)

Net loss per common share-basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Weighted average shares-basic and diluted	112,410	87,106	108,013	84,446

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to June 30, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock
					Issued												Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
			Shares	Amount	Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 17, 2001	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Members contribution																						100
Net loss for the period from inception																						(141)

Balance at December 31, 2001																						(41)
Members contributions																						250
Net loss for the year ended																						(391)

Balance at December 31, 2002																						(182)
Members contributions																						195
Net loss for the year ended																						(519)

Balance at December 31, 2003																						(506)
Members contribution																						1,110
Net loss for the year ended																						(854)

Activity through December 31, 2004																						(250)
Members contributions																						780
Net loss for the year ended December 31, 2005																						(1,386)

Balance at December 31, 2005																						(856)
Members contribution																						250
Effect of the Reorganization Transactions			20,000	20															2,665	(3,291)	(606)	606
BTHC transactions			2,210	2															(2)		—
Offering costs																			(2,778)		(2,778)
Warrants issued for equity placement services																			1,231		1,231
Warrants issued for services																			222		222
Warrants issued with promissory note																			638		638
Common stock issued for services			1,350	1															1,349		1,350
Issuance of common stock			10,437	11															10,371		10,382
Stock-based compensation																			842		842
Net loss for the year ended December 31, 2006																				(6,584)	(6,584)

Balance at December 31, 2006			33,997	$34	—	$—	—	$—	—	$—	—	$—	—	—	$—	$—	$—	$—	$14,538	$(9,875)	$4,697	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to June 30, 2013

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

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to June 30, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock															Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
					Convertible Preferred Stock
					Issued												Note Subscription on Perpetual Preferred
					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock Subscription													—	—	1	0					0
Issuance of Common Stock																					—
For services			749	$1															$1,084		$1,085
From conversion of preferred stock and options			800	1	(100)	—	(100)	—					—	—	(1)	—			(1)		—
From conversion of debt																					—
From exercise of warrants			5,063	5													(3,254)	(5)	4,747		1,493
From cashless exercise of warrants and options			1,531	2															1,536		1,538
For cash			10,593	10															10,181		10,190
Stock-based compensation																			2,068		2,068
Warrants issued for services																					—
Options issued for services																					—
Warrants reclassified to equity																			805		805
Deemed dividend on preferred stock																				(1,037)	(1,037)
Accrued and paid dividend on preferred stock																				(524)	(524)
Swap notes Receivable and Perpetual																					—
Preferred Stock																	5,963		(1,200)		4,763
Net loss for the year ended																					—
December 31, 2010																				(12,723)	(12,723)

Balance at December 31, 2010			74,771	75	500	1	300	—	2,000	2	—	—	—	—	—	0	—	(5)	56,170	(50,854)	5,389	—
Issuance of common stock
For services			150	—															303		303
From cashless exercise of warrants			55	—															26		26
From exercise of options and warrants			1,060	1															526		527
For cash			4,000	4															3,354		3,358
Stock-based compensation																			3,541		3,541
Warrants issued for services																			75		75
Stock subscription																		5			5
Accrued dividend on preferred stock																				(430)	(430)
Net loss for the year ended December 31, 2011																				(9,171)	(9,171)

Balance at December 31, 2011			80,036	$80	500	$1	300	$—	2,000	$2	—	$—	—	$—	—	$0	$—	$—	$63,995	$(60,455)	$3,623	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to June 30, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock												Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
					Issued
					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59	5,000	$4,941
Beneficial conversion feature for Series G preferred stock		(1,375)																	$1,375		$1,375
Issuance of common stock
From conversion of Series A preferred stock			2,000	$2	(500)	$(1)													(1)		—
For cash			5,000	5															2,079		2,084
For services			335	—															59		59
From exercise of options			18	—															4		4
Stock-based compensation																			2,361		2,361
Warrants issued for services																			73		73
Accrued dividend on preferred stock		93																		$(222)	(222)
Reversal of dividend accreted		(93)																		93	93
Deemed dividend on preferred stock		1,375																		(1,375)	(1,375)
Net loss for the year ended December 31, 2012																				(9,833)	(9,833)

Balance at December 31, 2012	5,000	$4,941	87,389	$87	—	$—	300	$—	2,000	$2	—	$—	—	$—	—	$—	$—	$—	$69,945	$(71,792)	$(1,758)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to June 30, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock
					Issued												Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capita	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock from conversion of Series C preferred stock			8,000	$8					(2,000)	$(2)									$(6)		$—
Issuance of common stock
For cash			16,325	17															3,249		3,266
For services			877	1															136		137
Stock-based compensation																			849		849
Net loss for the six months ended June 30, 2013																				$(3,913)	(3,913)

Balance at June 30, 2013	5,000	$4,941	112,591	$113	—	$—	300	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$74,173	$(75,705)	$(1,419)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,		Inception (August 17, 2001) through June 30, 2013
	2013	2012
Cash flows from operating activities
Net loss	$(3,913)	$(5,153)	$(66,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231	247	2,147
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	—	73	370
Non-cash compensation expense	849	1,225	11,620
Common stock issued for services	137	5	4,493
Change in market value of warrants	—	(38)	1,357
Amortization of discount on convertible debt	—	—	1,081
Allowance for bad debts	22	—	26
Allowance for inventory obsolescence	8	(34)	44
Interest on perpetual preferred stock notes receivable	—	—	(35)
Loss on disposal of fixed assets	16	50	96
Impairment of intangible assets	19	18	208
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(203)	(70)	(476)
(Increase) decrease in inventory	(179)	29	(1,414)
(Increase) decrease in prepaid assets and other assets	(207)	(17)	(663)
(Increase) decrease in restricted cash	(50)	—	(50)
(Increase) decrease in deposits	(12)	—	(32)
Increase (decrease) in accounts payable	(226)	218	851
Increase (decrease) in accrued expenses	659	29	1,674
Increase (decrease) in deferred revenue	(61)	(55)	172
Increase (decrease) in related party payable	17	13	(143)

Net cash used in operating activities	(2,893)	(3,460)	(44,596)

Investing activities
Purchases of property and equipment	(11)	(99)	(2,697)
Proceeds from sale of fixed assets	—	7	7
Payments for patent licenses and trademarks	(362)	(357)	(2,639)

Net cash used in investing activities	(373)	(449)	(5,329)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	3,289	2,089	32,171
Proceeds from issuance of preferred stock	—	4,941	17,202
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	—	—	992
Payment of preferred stock dividends	—	(173)	(1,320)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	(23)	—	(1,783)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	3,266	6,857	50,579

Net increase in cash and cash equivalents	—	2,948	654
Cash and cash equivalents, beginning of period	654	1,337	—

Cash and cash equivalents, end of period	$654	$4,285	$654

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$—	$373

	Six Months Ended June 30,		Inception (August 17, 2001) through June 30, 2013
	2013	2012
Cash paid for income taxes	$—	$—	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Accretion of preferred stock dividends	$—	$92	$93

Deemed dividend on preferred stock	$—	$1,375	$8,058

Reversal of preferred dividends accreted	$—	$—	$(93)

Conversion of debt to common stock	$—	$—	$500

Warrants issued for placement agent services	$—	$—	$1,231

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$—	$95

Conversion of preferred stock	$—	$—	$2

Cashless exercise of warrants	$—	$—	$1,847

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Business Combination and Corporate Restructure

BTHC III, Inc. (“BTHC III” or the “Company”) was organized in Delaware in June 2005 as a shell company to effect the reincorporation of BTHC III, LLC, a Texas limited liability company. On December 28, 2006, the Company effected a Share Exchange pursuant to which it acquired all of the stock of International Stem Cell Corporation, a California corporation (“ISC California”). After giving effect to the Share Exchange, the stockholders of ISC California owned 93.7% of issued and outstanding shares of common stock. As a result of the Share Exchange, ISC California is now a wholly-owned subsidiary, though for accounting purposes it was deemed to have been the acquirer in a “reverse merger.” In the reverse merger, BTHC III is considered the legal acquirer and ISC California is considered the accounting acquirer. On January 29, 2007, the Company changed its name from BTHC III, Inc. to International Stem Cell Corporation.

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $482,000 per month, excluding capital expenditures and patent costs averaging $62,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2013. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company is a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In the first quarter of 2013, to obtain funding for working capital purposes, the Company sold a total of 16,325,000 shares of common stock raising $3,289,000. For further discussion, see Note 6, Capital Stock.

In July 2013, we closed a financing transaction contemplated by our S-1 Registration Statement on file with the U.S. Securities and Exchange Commission. We have issued 20,000,000 units in this transaction, raising net proceeds of approximately $2.5 million. Each unit issued consists of a share of common stock, a Series A Warrant, and a Series B Warrant. For further details on this financing transaction please see Note 11, Subsequent Event.

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

Restricted Cash

Upon opening a new revolving credit card account, the Company is required to maintain $50,000 in a restricted certificate of deposit account in order to fully collateralize the credit card account.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of June 30, 2013 and December 31, 2012, the Company had an allowance for bad debt totaling $26,000 and $4,000, respectively.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $2,426,000 and $2,083,000 at June 30, 2013 and December 31, 2012, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended June 30, 2013 and 2012 amounted to $15,000 and $16,000, respectively, while amortization expense for the six months ended June 30, 2013 and 2012 was $30,000 and $33,000, respectively. All amortization expense related to intangible assets is included in research and development expense. Accumulated amortization as of June 30, 2013 and December 31, 2012 was $479,000 and $449,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company did not recognize material impairments on its long-lived assets during the three and six months ended June 30, 2013 and 2012.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has expired. LSC’s revenue accounted for 50% of total revenue during the six months ended June 30, 2013 and 2012. LCT contributed 50% of total revenue during the six months ended June 30, 2013 and 2012.

Deferred Revenue

The Company recognizes revenue from LSC products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day right of return guarantee and therefore, the Company defers all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At June 30, 2013 and December 31, 2012, net deferred revenue totaled $172,000 and $233,000, respectively.

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

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of June 30, 2013 (in thousands).

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

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Beginning balance at December 31, 2011	$38
Issuances	—
Adjustments to estimated fair value	(38)

Ending balance at December 31, 2012	—
Issuances	—
Adjustments to estimated fair value due to expiry	—

Ending balance at June 30, 2013	$—

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012 approximate their fair values because of the short-term nature of those instruments.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2013, there were 660,000 non-vested restricted shares, 9,462,500 warrants, and 16,916,733 vested and 6,846,560 non-vested stock options outstanding; and at December 31, 2012, there were 335,000 non-vested restricted shares, 3,500,000 warrants, and 15,407,902 vested and 7,969,230 non-vested stock options outstanding. These restricted shares, options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and six months ended June 30, 2013 and 2012 or the period from inception through June 30, 2013.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

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

	June 30, 2013	December 31, 2012
Raw materials	$228	$276
Work in process	337	211
Finished goods	849	748

Total	1,414	1,235
Less: allowance for inventory obsolescence	(44)	(36)

Inventory, net	$1,370	$1,199

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Machinery and equipment	$1,082	$1,072
Computer equipment	318	347
Office equipment	224	225
Leasehold improvements	830	830

	2,454	2,474
Less: accumulated depreciation and amortization	(1,526)	(1,340)

Property and equipment, net	$928	$1,134

Depreciation expenses for the three and six months ended June 30, 2013 were $100,000 and $201,000 respectively. During the same periods in the prior year, depreciation expenses were $106,000 and $214,000, respectively.

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

As of June 30, 2013, the total amount capitalized related to the acquired ACT licenses was $747,000, and $1,679,000 related to the other patent acquisition costs.

At June 30, 2013, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2013 (remaining six months)	30
2014	61
2015	61
2016	61
2017	61
Thereafter	1,615

Total	$1,889

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2013 no revenues were realized from this agreement.

	June 30, 2013	December 31, 2012
BioTime, Inc. (in thousands)	$250	$250

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

In January and February 2007, ISC California completed the Brookstreet financing and issued 1,370,000 shares of common stock that was part of a private placement of securities by ISC California during the second half of 2006. The net proceeds from the sale finalized in 2007 were $1,157,000, net of cash fees and expenses. In connection with the final settlement in 2007, the selling agent for the private placement received 274,000 additional warrants, which entitled the holder thereof to purchase through February 2012 that number of shares of common stock for $1.00 each.

Series A Preferred Stock

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase common stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share. The Series A Preferred has an anti-dilution clause whereby, if the Company issues $1 million or more of equity securities or securities convertible into equity at a price below the respective exercise prices of the Series A Preferred or the Series A Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. The Series A Preferred has priority on any sale or liquidation of the Company equal to the purchase price of the Series A Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series A Preferred a dividend of the amount of the dividend the Series A Preferred holder would receive if the shares were converted just prior to the dividend declaration.

Each share of Series A Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. On March 30, 2012, the holder of the remaining 500,000 shares of Series A Preferred Stock converted his shares to a total of 2,000,000 shares of common stock. In May 2012, the Company filed a Certificate of Elimination for the Series A Preferred Stock to remove the powers, designations, preferences, privileges and other rights of the Series A Preferred Stock.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the current conversion price of the Series B Preferred Stock to $0.20. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of June 30, 2013 and December 31, 2012, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

Fair Value of Warrants Issued with Series A and B Preferred Stock

In accordance with the applicable authoritative guidance, the Company allocated the proceeds of the Series A and B preferred stock according to the value of the convertible preferred stock and the warrants based on their relative fair values. Fair value of the warrants issued with the Series A and Series B were determined using the Black-Scholes valuation model using risk-free interest rates of 3% and 3.37%, volatility rates of 65.0% and 57.9%, term of five years, and exercise price of $0.50.

In connection with the Series A and B rounds of financing, each investor received a warrant to purchase up to a number of shares of common stock for $1.00 per share. Subsequently, the exercise price for those warrants was adjusted down to $0.25 per share.

In August 2008, in accordance with the anti-dilution provisions of the securities, the conversion rates and exercise price were reduced to $0.25. Estimated adjusted fair value of the warrants was determined using the Black-Scholes valuation model using a risk-free interest rate of 3%, volatility rate of 57.9%, term of five years, and exercise price of $0.25. For Series A and Series B, the beneficial conversion feature and warrants were adjusted to $553,000 and $193,000, and $308,000 and $110,000, respectively.

During the second quarter of 2010, the holders of the warrants issued to the purchasers of Series A and B Preferred Stock signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price is now fixed at $0.25. The modification to the warrants resulted in a change in classification from a liability to equity and the warrants were revalued at the date of modification. The revaluation of the warrants resulted in a reduction in the warrant value of $5,276,000 which was recorded as a credit to income. The adjusted value of the warrants of $804,971 was reclassified to additional paid-in capital, thus eliminating any fair value of outstanding warrant liability as of June 30, 2010.

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred will be convertible into shares of common stock at $0.25 per share. The Series C Preferred had an anti-dilution clause whereby, if the Company issues 250,000 shares or more of equity securities or securities convertible into equity at a price below the conversion price of the Series C Preferred, the conversion price of the Series C Preferred shall be adjusted downward to equal the price of the new securities. The Series C Preferred shall have priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Series C Preferred Stock, plus a liquidation premium of 6% per year, but such payment may be made only after payment in full of the liquidation preferences of the Series A and Series B Preferred Stock then outstanding. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred shall have the same voting rights as the number of shares of common stock into which it would be convertible on the record date. 700,000 shares of Series C Preferred Stock were sold on August 20, 2008, and 1,300,000 shares of Series C Preferred Stock were sold on September 23, 2008. The beneficial conversion feature for the Series C preferred stock was $720,000. All the Series C Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Science Officer of International Stem Cell and a director. As of December 31, 2012, the Company had 2,000,000 shares of the Series C Preferred Stock issued and outstanding. On January 22, 2013, the holders of Series C Preferred Stock converted all of the outstanding shares of Series C Preferred Stock into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock. On April 10, 2013, the Company filed a Certificate of Elimination for the Series C Preferred Stock. The Certificate of Elimination amended the provisions of the Certificate of Incorporation of the Company to eliminate the powers, designations, preferences, privileges and other rights of the Series C Preferred Stock.

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock was recognized as a deemed dividend totaling $2,480,000. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Science Officer of International Stem Cell and a director and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of June 30, 2013 and December 31, 2012, we had 43 shares of the Series D Preferred Stock issued and outstanding. Historically, the Series D Preferred Stock earned cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into a Waiver Agreement (the “Waiver Agreement”) pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

On December 4, 2012, the holders of all of the outstanding shares of Series D Preferred Stock executed a Waiver of Anti-Dilution Rights (the “Anti-Dilution Waiver”) pursuant to which such holders waived all anti-dilution adjustment rights under the Certificate of Designation for the Series D Preferred Stock in connection with the offering of securities pursuant to the registration statement originally filed with the Securities and Exchange Commission on October 18, 2012, including the shares issuable on exercise of all warrants registered hereunder. The Anti-Dilution Waiver applied to the financing transaction closed on July 24, 2013. The Anti-Dilution Waiver does not apply to any future issuances of securities which would otherwise trigger anti-dilution adjustments under the Certificate of Designation for the Series D Preferred Stock. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the current conversion price of the Series D Preferred Stock to $0.20.

During the three months ended June 30, 2013 and 2012, dividends of $0 and $64,000, respectively, were paid to the holders and for the six months ended June 30, 2013 and 2012, dividends of $0 and $173,000, respectively, were paid to the holders. As of June 30, 2013 and December 31, 2012, no Series D Preferred Stock dividends were accrued.

Series E Preferred Stock

On June 30, 2009, the Company entered into a definitive agreement with Optimus Capital Partners, LLC (“Investor”) for a $5 million investment commitment. The transaction was structured whereby the Company could draw down funds as needed, but had no obligation to make draws or use these funds if not needed. As funds were drawn down, the Company issued Series E Preferred Stock (the “Preferred Stock”). The Preferred Stock was not convertible into common stock and could be redeemed by the Company after one year. Each issue of Preferred Stock was accompanied by the issuance of five-year warrants to purchase common stock at 100% of the closing price of the Company’s common stock on the day prior to the date the Company gave notice of its election to draw funds. The total exercise value of warrants issued equaled 135% of the drawdown amount. Dividends on the Preferred Stock were payable in additional shares of non-convertible Preferred Stock at the rate of 10% per annum. A commitment fee of $250,000, payable in shares of common stock, was made to the Investor. As part of the agreement, the Company filed a registration statement on July 31, 2009, which was declared effective on September 30, 2009. The investment was used to fund operations and working capital needs of the Company and expand its scientific research.

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

To create the Series E Preferred sold to the Investor under the Agreement, on June 30, 2009, the Company amended its Certificate of Incorporation by filing a Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred. The Series E Preferred had priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and common stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series E Preferred, plus any accrued but unpaid dividends. From the date of issuance of the Series E Preferred, dividends at the rate per annum of ten percent (10%) of the Purchase Price per share accrued on such shares of Series E Preferred. Following the first anniversary of the issuance date, the Company had the right at its option to redeem the Series E Preferred at an amount equal to the purchase price of the Series E Preferred, plus any accrued but unpaid dividends and plus a redemption premium that declines from 26% (for redemptions between the first and second anniversary of issuance) to zero (for redemptions after the fourth anniversary of issuance).

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

Series F Preferred Stock

On May 4, 2010, International Stem Cell Corporation entered into a Preferred Stock Purchase Agreement with Socius CG II, Ltd., a Bermuda exempted company (the “Investor”), to sell for up to $10,000,000 up to one thousand (1,000) shares of Series F Preferred Stock (“Series F Preferred”) at a price of $10,000 per Series F Preferred share. The Company was entitled to determine the time and amount of Series F Preferred to be purchased by the Investor, and the Company intended to sell all 1,000 shares of Series F Preferred at a single time. The Series F Preferred could not be converted into common stock and was redeemable by the Company. Under the terms of the Agreement, the Company provided the Investor with a non-refundable fee of 250,000 shares of Company common stock (the “Fee Shares”) and issued the Investor a warrant to purchase up to 7,000,000 shares of the Company’s common stock, with an exercise price of $1.93 per share, subject to adjustment. The closing of the sale of the Series F Preferred took place in early June 2010.

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

Perpetual Preferred Stock

As part of the Series E financing agreement, the Company recorded a Perpetual Preferred Stock equal to the amount of financing received during the year, plus accrued dividends, and Note Receivable equal to 135% of financing received, which represents the amount of warrant coverage per the agreement, plus accrued interest. In accordance with applicable authoritative guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company classified the Note Receivable as contra Equity (“Note subscription on Perpetual Preferred Stock”) and the Perpetual Preferred Stock as a liability (“Long Term Perpetual Preferred Stock”). The Note Receivable accrued interest at a rate of 2% per year and the Perpetual Preferred Stock accrued a 10% dividend per year. The Company allocated the proceeds of the Series E Preferred Stock according to the value of the preferred stock and the fair value of the warrants. The estimated adjusted fair values of the warrants were determined using the Black-Scholes valuation model with risk-free interest rates ranging from 2.40% to 2.65%, volatility rates ranging from 64.46% to 65.33%, term of five years, and exercise prices ranging from $0.56 to $0.74.

As a result of the exchange transactions for the Series E and Series F Preferred stock, all of the Company’s obligations under the previously outstanding Series E Preferred Stock and Series F Preferred Stock, which collectively had liquidation preferences of $15 million senior to the shares of the Company’s common stock and redemption premiums that started at 26% of the liquidation preference, were retired and the Company no longer held any promissory notes of either Socius or Optimus. Because the parties to these exchange transactions determined that the instruments and rights being exchanged were of equivalent value, neither party paid any cash to the other party in the exchange transaction. Therefore, as of June 30, 2010, the Company reversed out all of the Perpetual Preferred Stock and the Notes Receivable related to the Perpetual Preferred Stock.

Series G Preferred Stock

On March 9, 2012, the Company entered into a Series G Preferred Stock Purchase Agreement (the “Series G Agreement”) with AR Partners, LLC (the “Purchaser”) to sell five million (5,000,000) shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Dr. Ruslan Semechkin, Chief Science Officer of International Stem Cell and a director.

The Series G Preferred was convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted average adjustment in the event of the issuance of additional shares of common stock below the conversion price. The Series G Preferred shares have priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and common stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, plus any accrued but unpaid dividends, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred Stock then outstanding. Historically, from the date of issuance of the Series G Preferred, dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrued quarterly on such shares of Series G Preferred. Each share of Series G Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholders at the Company’s next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shares shall be independent based on the NASDAQ listing requirements. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, dividends from inception in the amount of $93,000 accreted to the carrying value of Series G preferred stock have been reversed. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock or Series G Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement. No dividends were paid to the holders during the six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, no Series G Preferred Stock dividends were accrued.

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

The Company determined that as the initial conversion price at the date of close of the Series G transaction was lower than the closing market price on that day (March 9, 2012), a beneficial conversion feature existed in the amount of $1,375,000. Such amount was recorded as a discount on the Series G convertible preferred stock with a corresponding increase in additional paid-in capital. Based on the appropriate accounting guidance, the Company is required to recognize the discount over the period of time from the issuance of preferred shares until the convertible preferred shares can be first converted. As the Series G convertible shares are convertible immediately following their issuance, the discount amount of $1,375,000 was recognized in March 2012 as a deemed dividend with a corresponding increase in accumulated deficit. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the current conversion price of the Series G Preferred Stock at $0.37, and the conversion ratio to 2.67 shares of common stock for every share of Series G Preferred.

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

2013 Securities Purchase Agreements for Common Stock

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

During the three and six months ended June 30, 2013 and 2012, the Company has issued 0, 1,200,000, 5,000,000 and 5,000,000 shares of common stock, respectively, to Aspire Capital, raising $0, $264,000, $2.1 million and $2.1 million, respectively, which was used to fund its operational activities.

Reserved Shares

At June 30, 2013, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	23,763,293
Options available for future grant	15,963,880
Convertible preferred stock	36,403,812
Warrants	9,462,500

85,593,485

7. Related Party Transactions

Other than with respect to the purchases of Series C, Series D, Series G Preferred Stock and the 2013 Securities Purchase Agreements discussed in Note 6 Capital Stock, the Company’s related party transactions were for related party dividends and for a facility lease.

Dividend amounts related to Series D and Series G financing, of $156,000 were accrued at June 30, 2012 to be payable to X-Master, Inc. and AR Partners LLC, entities affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Science Officer of International Stem Cell and a director. The Series D dividends were payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred Stock dividends were initially cumulative and payable upon conversion of the Series G shares or upon certain Series G deemed liquidation events to AR Partners, LLC. These amounts were paid during 2012. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, the Company reversed all previously accrued and unpaid dividends related to Series G Preferred Stock totaling $93,000. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement. No dividends were accrued or paid during the three or six months ended June 30, 2013 pursuant to the Waiver Agreement.

During the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC which is owned by Dr. Ruslan Semechkin, the Company’s Chief Science Officer and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended June 30, 2013 and 2012, the Company recorded $45,000 and $29,000, respectively, in rent and common area maintenance expenses that were related to the facility lease arrangement with related parties. Additionally, during the six months ended June 30, 2013 and 2012, the Company recorded $79,000 and $57,000, respectively, related to the same arrangement with the related party.

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

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the Company recognized $440,000, $541,000, $849,000 and $1.2 million, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of June 30, 2013 and 2012 was $2.7 million and $5.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 1.9 years and 2.6 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.95%	0.95%	0.91%	0.94%
Expected stock price volatility	118.34%	118.34%	124.20%	124.68%
Expected dividend payout	0%	0%	0%	0%
Expected option life-years based on management’s estimate	6.1 yrs	6.1 yrs	5.6 yrs	5.6 yrs

The following table summarizes options outstanding as of June 30, 2013:

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	5,230,900	7.57	$0.37	2,522,940	5.71	$0.44
$0.51-$0.75	9,301,293	6.44	$0.62	7,863,593	6.41	$0.62
$0.76-$1.00	1,895,000	4.02	$0.98	1,779,000	3.74	$0.99
$1.01-$1.25	335,000	7.84	$1.10	242,500	7.84	$1.10
$1.26-$1.50	1,171,100	6.62	$1.31	870,300	6.46	$1.32
$1.51-$3.20	5,830,000	7.34	$1.94	3,638,400	7.24	$1.96

	23,763,293	6.74	$0.96	16,916,733	6.23	$0.96

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	14,730,207	$1.26
Granted	2,398,000	$0.38
Exercised	(17,500)	$0.22
Canceled or expired	(1,987,807)	$0.78

Outstanding at December 31, 2012	15,122,900	$1.18
Granted	1,352,500	$0.27
Exercised	—	$—
Canceled or expired	(321,400)	$0.57

Outstanding at June 30, 2013	16,154,000	$1.12

	Number of Shares issued outside the Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00

Outstanding at June 30, 2013	7,609,293	$0.62

Warrants

Brookstreet Securities Corporation

As of December 31, 2006, Brookstreet Securities Corporation (“Brookstreet”) had earned 1,976,190 warrants as partial compensation for its services as placement agent for the raising of equity capital. An additional 274,000 warrants were earned by Brookstreet in the first quarter of 2007, for a total of 2,250,190 warrants related to the Company’s private placement. In addition, 426,767 warrants were granted to a number of individuals as compensation for services rendered to the Company. Each Warrant entitles the holder thereof to purchase the number of shares of common stock that could be purchased by the dollar amount of the Warrant being exercised at $1.00 in the case of the Brookstreet warrants and $0.80 in the case of the individuals’ warrants. The Company recognized the value attributable to the individuals’ warrants in the amount of $222,000 and applied it to general and administrative expense. The Company recognized the value attributable to the Brookstreet warrants in the amount of $1.2 million. The Company recognized the Brookstreet warrants as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect this as a non-cash cost of the offering. Proceeds from the private equity placement totaled $9.9 million and are offset by cash offering costs of $1.5 million as well as the non-cash offering cost of $1.2 million related to the fair value of the Brookstreet warrants. The Company valued the Brookstreet warrants and the warrants issued to the individuals using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years and 3 years, average risk free interest rates of 4.58% and 5.13%, a dividend yield of 0% and 0%, and volatility of 71% and 63%, respectively.

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

During 2008, the Company raised additional capital by issuing Preferred Series A, B, C and D stock. This issuance of the Preferred Series C triggered an anti-dilutive clause in the Brookstreet warrant agreement, where Brookstreet would receive an adjustment downward in the price it pays for converting its warrants, which resulted in a deemed dividend of $337,000. Brookstreet earned a total of 2,250,190 warrants in 2006 and 2007 in connection with the Company’s private placement. Each Warrant entitles the holder thereof to purchase one share of common stock for $1.00, revalued to $0.56 per warrant. The Company recognized the value attributable to the warrants in the amount of $1.2 million in 2006 and $169,000 in 2007 as a component of additional paid-in capital with a corresponding reduction in additional paid-in capital to reflect the issuance as a non-cash cost of the offering. Prior to 2009, the Company valued the Brookstreet warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.58%, a dividend yield of 0%, and volatility of 70.57%. During 2009, the Company issued a total of 3,510,206 shares of common stock which related to warrants originally issued to Brookstreet. Brookstreet converted a total of 612,267 warrants into 484,675 shares of common stock at an average cashless conversion price of $0.56 per share.

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revalue the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividend rate derived from the Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in warrant liabilities of zero and $38,000 as of June 30, 2012 and December 31, 2011, respectively. In addition, in the three and six months ended June 30, 2013 and 2012, we recorded income of $0, $0, $38,000 and $38,000, respectively, in our consolidated condensed statements of operations related to the change in the fair value of warrants.

The 1,721,629 Brookstreet Warrants outstanding as of December 31, 2011 expired on February 14, 2012, and the Company recorded $38,000 in the six months ending June 30, 2012 to reduce the fair market value of the warrants to zero.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,400,000 warrants to YKA Partners, an affiliated company of our former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which remain outstanding at June 30, 2013 and December 31, 2012.

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

1,600,000 warrants related to the Series A Preferred Stock expired in January, 2013. As of June 30, 2013 and December 31, 2012, there were 300,000 warrants related to the Series B Preferred Stock outstanding with an exercise price of $0.25 per share. The warrants related to the Series B Preferred Stock expire in July, 2014.

Warrants issued with Common Stock

In conjunction with the Company’s sale of 10,125,000 shares of common stock on January 22, 2013, the Company issued warrants convertible into 5,062,500 shares of common stock at an exercise price of $0.20 per share. The warrants have a five year term. On March 12, 2013 the Company issued warrants convertible into 2,500,000 shares of common stock in conjunction with the sale of 5,000,000 shares of common stock. These warrants have a five year term and an exercise price of $0.20 per share.

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

Share data related to warrant transactions through June 30, 2013 were as follows:

											Price per Share
	Series A	Series B	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Jan 2013 Financing	Mar 2013 Financing	Shares	Range	Weighted average exercise price
Outstanding, December 31, 2009	2,000,000	1,100,000	1,400,000	30,000	1,629,623	3,405,929	—	—	—	9,565,552	$0.25-0.80	$0.45

2010
Issued										—
Exercised	(400,000)	(600,000)			(248,902)	(1,645,772)				(2,894,674)	0.25-0.80	0.47
Forfeited/Cancelled										—

Outstanding, December 31, 2010	1,600,000	500,000	1,400,000	30,000	1,380,721	1,760,157	—	—	—	6,670,878	$0.25-0.80	$0.45

2011
Issued							200,000			200,000	1.50-2.00	1.75
Exercised		(200,000)			(62,800)	(38,528)				(301,328)	0.25-0.80	0.40
Forfeited/Cancelled										—

Outstanding, December 31, 2011	1,600,000	300,000	1,400,000	30,000	1,317,921	1,721,629	200,000	—	—	6,569,550	$0.25-2.00	$0.49
2012
Issued										—
Exercised										—
Forfeited/Cancelled				(30,000)	(1,317,921)	(1,721,629)				(3,069,550)	$0.56-0.80	$0.66

Outstanding, December 31, 2012	1,600,000	300,000	1,400,000	—	—	—	200,000	—	—	3,500,000	$0.25-2.00	$0.34
2013
Issued								5,062,500	2,500,000	7,562,500	$0.20	$0.20
Exercised										—
Forfeited/Cancelled	(1,600,000)									(1,600,000)	$0.25	$0.25

Outstanding, June 30, 2013	—	300,000	1,400,000	—	—	—	200,000	5,062,500	2,500,000	9,462,500	$0.20-2.00	$0.24

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

In March 2011, we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administrative purposes. Our current base rent in the new facilities is $11,572 per month. The initial lease term expires December 31, 2015 and there is an option for an additional five years.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The new building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease covers approximately 4,653 square feet, which was occupied on or about March 1, 2011. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began rent payments in March 2011 once it occupied the facilities, at an initial rate of $5,118 per month. The lease was amended effective July 2011 and January 2013 to account for additional square footage occupied by Company personnel. As such, the initial monthly rate has increased to $11,492 per month. In addition, the monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building, CC&R fees and increases in property tax and insurance.

S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Science Officer and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are consistent with the terms that could be obtained for comparable facilities from an unaffiliated party.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2013, are as follows (in thousands):

Amount
2013 (remaining six months)	$194
2014	386
2015	397
2016	101
2017	3

Total	$1,081

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

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to LSC to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. The Company recognized $0, $0, $36,000 and $73,000 in stock-based compensation from warrants issued for services during the three and six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013, LSC incurred $19,000 and $43,000, respectively, under the terms of this arrangement and agreement. For the same periods in 2012, we recorded $46,000 and $84,000, respectively, as marketing expenses related to this consultant.

Customer Concentration

During the three and six months ended June 30, 2013 one major customer accounted for 14% and 15% of our consolidated revenues, respectively, and another major customer accounted for 15% and 12% of our consolidated revenues, respectively. During the three and six months ended June 30, 2012, one major customer, accounted for 17% and 13% of our consolidated revenues.

11. Subsequent Event

On July 19, 2013, the Company entered into subscription agreements with certain investors (the “Investors”) relating to the sale and issuance by the Company of (i) 20,000,000 units (each a “Unit”, and collectively, the “Units”), with each Unit consisting of (x) one share of common stock, par value $0.001 per share, of the Company (“Common Stock”) and (y) one Series A Warrant to purchase one share of the Company’s Common Stock at an exercise price of $0.15 per share (each a “Series A Warrant”, and collectively, the “Series A Warrants”) and (ii) 20,000,000 Series B Warrants, each to purchase one Unit, (each a “Series B Warrant”, and collectively, the “Series B Warrants” and together with the Series A Warrants, “Warrants”) for aggregate gross proceeds of $3,000,000, before placement agent fees and other estimated offering expenses and fees (the “Offering”). The Units were not issued or certificated. The Investors received only shares of Common Stock, Series A Warrants and Series B Warrants. The Common Stock, the Series A Warrants and the Series B Warrants may be transferred separately immediately after their issuance. The Investors in the Offering received one Series B Warrant for each Unit purchased by them in the Offering. Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, purchased 5,998,999 Units and 5,998,999 Series B Warrants in the Offering and Ruslan Semechkin, the Company’s Chief Science Officer, purchased 667,667 Units and 667,667 Series B Warrants in the offering for an aggregate price of approximately $1,000,000.

On July 19, 2013, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable best efforts basis for the Offering. The Company paid the Placement Agent a cash fee equal to 5% of the gross proceeds from the Offering. The Company also issued the placement agent warrants to purchase units equal to 5% of the aggregate number of Units issued in the Offering (each a “Placement Agent Warrant”, and collectively, the “Placement Agent Warrants”), except that Placement Agent Warrants were not issued to the Placement Agents in connection with the Units issued to Andrey Semechkin and Ruslan Semechkin. The Placement Agent Warrants have substantially the same terms as the Series B Warrants, except that the Placement Agent Warrants (i) have an exercise price of $0.15 per unit, subject to adjustments similar to those applicable to the Series A Warrants, (ii) have a term of five years, (iii) provide for a cashless exercise, and (iv) otherwise comply with the requirements of the Financial Institutions Regulatory Authority, Inc. The Company will pay the Placement Agent a cash solicitation fee equal to 5% of the gross proceeds, if any, received by the Company upon the exercise of the Series B Warrants offered hereby under certain circumstances and will reimburse the Placement Agent for its reasonable out-of-pocket expenses up to $75,000. The Company estimates that the total expenses of the Offering, excluding the placement agent fees, were approximately $390,000.

The Series A Warrants are immediately exercisable at an initial exercise price of $0.15 per share and will expire on the fifth anniversary of the initial date of issuance. The Series A Warrants were issued separately from the Common Stock included in the Units, and may be transferred separately immediately thereafter. If the Series B Warrants are exercised in full, the Company will issue additional Series A Warrants to purchase up to an aggregate of 20,000,000 shares of the Company’s Common Stock. All Series A Warrants have the same expiration date.

The Series B Warrants are immediately exercisable at an initial exercise price of $0.15, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the fifth trading day immediately preceding such 60th trading day, the Series B Warrants will be exercisable at a per unit exercise price equal to the lower of (i) the then-effective exercise price per unit and (ii) 80% of the closing bid price of the Company’s Common Stock on such 60th trading day. If prior to the close of trading on the 60th trading day after the date of issuance (or on any of the five trading days immediately preceding such day), a holder of the Series B Warrants has delivered one or more exercise notices to the Company and paid all or any part of the exercise price with respect thereto, then on the first trading day immediately following such 60th trading day the Company shall deliver to such holder an amount in cash equal to the positive difference (if any) between (x) the exercise price actually paid by such holder and (y) the product of (I) the aggregate number of units elected to be purchased in such exercise notices, multiplied by (II) 80% of the closing bid price of the Company’s Common Stock on such 60th trading day. The Series B Warrants will expire at the close of business on the 65th trading day following the date of issuance, October 23, 2013. The Series B Warrants will be issued separately from the Common Stock and the Series A Warrants included in the Units, and may be transferred separately immediately thereafter. Series B Warrants will be issued in certificated form only. Investors in the Offering will receive one Series B Warrant for each Unit purchased by them in the Offering. No additional consideration was paid by Investors for the Series B Warrants.

The exercise price and number of shares of Common Stock issuable upon exercise of the Series A Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series A Warrants. The Series A Warrants also contain full ratchet anti-dilution protection upon the issuance of any Common Stock, securities convertible into Common Stock, or certain other issuances at a price below the then existing exercise price of the Series A Warrants, with certain exceptions. The exercise price and number of Units issuable on exercise of the Series B Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series B Warrants.

The Series A Warrants are exercisable on a “cashless” basis in certain circumstances. In addition, in the event of a fundamental transaction that is (i) an all cash or substantially all cash transaction, (ii) a “Rule 13e 3 transaction” as defined in Rule 13e 3 under the Securities Exchange Act of 1934, as amended, or (iii) with certain limited exceptions, a fundamental transaction involving a person or entity not traded on The New York Stock Exchange, Inc., The NYSE MKT, The NASDAQ Global Select Market, The NASDAQ Global Market or The NASDAQ Capital Market, then the Company or any successor entity will pay at the holder’s option, exercisable at any time concurrently with or within 45 days after the consummation of the fundamental transaction, an amount of cash equal to the value of the Series A Warrant as determined in accordance with the Black Scholes option pricing model.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the estimated offering expenses borne by the Company, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, will be approximately $2.5 million. The Offering closed on July 24, 2013.

The shares of Common Stock, Series A Warrants, Series B Warrants and the Placement Agent Warrants are being issued pursuant to a registration statement on Form S-1, as amended (File No. 333-184493), which was declared effective by the Securities and Exchange Commission on July 18, 2013.

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

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals of differing genders, ages and racial backgrounds with minimal immune rejection after transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the US Code of Federal Regulations and enforced by the Food and Drug Administration (“FDA”).

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

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes human cells and the reagents needed to culture and study human cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. LCT is unique in the industry in that it has in place scientific and manufacturing staff with the experience and knowledge to set up systems and facilities to produce a source of consistent, standardized, non-human animal protein-free cell products, some of which are suitable for FDA approval. LCT also provides important funds to help support our internal development of therapeutic products. LCT’s products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

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

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of LCT, which was organized in California in August 2001. As a result of the restructuring, LCT became wholly-owned by ISC California, which in turn is wholly-owned by us. LCT is responsible for developing, manufacturing and distributing all of its products.

LSC was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC creates cosmetic skin care products using an ingredient derived from our human cell technologies. LSC currently sells its products nationally and internationally through a branded website and select distributors.

Results of Operations

Revenues

We are considered a development stage entity with no revenue generated from our principal operations in therapeutic research and development efforts. To date, we have generated limited and unpredictable incidental revenues to support our core therapeutic research and development efforts. Revenue for the three months ended June 30, 2013 totaled $1.46 million, compared to $1.06 million for the three months ended June 30, 2012. LSC contributed $708,000 or 49% of total revenue in the three months ended June 30, 2013, compared to $523,000 or 50% of total revenue for the three months ended June 30, 2012. The increase of $185,000 or 35% in LSC’s revenue was as a result of our strategic efforts to expand and diversify our sources of revenue. LCT’s revenue of $748,000 for the three months ended June 30, 2013, accounted for 51% of total revenue, compared to $533,000, or 50% of total revenue for the three months ended June 30, 2012. LCT’s revenue increased by $215,000 or 40% primarily due to higher sales to OEM customers and international distributors.

For the six months ended June 30, 2013 and 2012, revenue was $2.74 million and $2.13 million, respectively. LSC contributed $1.36 million or 50% of total revenue in the six months ended June 30, 2013, compared to $1.07 million or 50% of total revenue for the six months ended June 30, 2012. The increase of $290,000 or 27% in LSC’s revenue was as a result of our strategic efforts to expand and diversify our sources of revenue. LCT’s revenue of $1.38 million for the six months ended June 30, 2013, accounted for 50% of total revenue, compared to $1.06 million, or 50% of total revenue for the six months ended June 30, 2012. LCT’s revenue increased by $320,000 or 30% primarily due to higher sales to OEM customers and international distributors.

Cost of sales

Cost of sales for the three months ended June 30, 2013 was $329,000 or 23% of revenue, compared to $313,000 or 30% of revenue for the corresponding period in 2012. The favorable decrease in the cost of sales as a percentage of revenue is primarily attributable to the increased proportion of higher margin products sold by LCT.

Cost of sales for the six months ended June 30, 2013 was $663,000 or 24% of revenue, compared to $637,000 or 30% of revenue for the same period in 2012. Increased efficiency and effectiveness in manufacturing and the management of supply chain related to LSC’s products contributed to a continued favorable reduction in the cost of sales as a percentage of revenue. In addition, LCT’s cost of sales as a percentage of revenues has decreased due to a shift in sales mix from lower to higher margin products.

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

Research and Development (“R&D”)

Research and development expenses were $974,000 for the three months ended June 30, 2013, compared to $865,000 for the same period in 2012. The increase of $109,000 is due primarily to higher stem cell line research and testing expenses of $76,000, incentive plan accrual of $32,000, higher consulting and IT consulting expenses of $24,000 associated with research activities and computer services, higher travel and conference expense of $10,000, partially offset by lower laboratory supplies of $41,000.

Research and development expenses were $1.70 million for the six months ended June 30, 2013, compared to $1.80 million for the same period in 2012. The decrease of $100,000 is due primarily to lower employee-related spending of $52,000 associated with lower headcount partially offset by incentive plan accrual of $32,000, lower stock-based compensation expense of $25,000, lower laboratory supplies of $119,000, partially offset by higher stem cell line research and testing expenses of $36,000 and higher consulting and IT consulting expenses of $29,000 associated with research activities and computer services.

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

Marketing Expense

Marketing expenses for the three months ended June 30, 2013 were $679,000, reflecting an increase of $131,000 or 24%, as compared to $548,000 for the same period in 2012. The increase was primarily driven by enhanced efforts in e-commerce marketing support and promotion, and advertising of approximately $96,000, higher website related costs of $92,000, incentive plan accrual of $81,000, and logistics related costs of $21,000. The increase was partially offset by a reduction of $59,000 in consulting expenses, $61,000 in commission paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings and stock-based compensation and consulting costs of $40,000.

For the six months ended June 30, 2013, marketing expenses amounted to $1.19 million, reflecting an increase of $147,000 or 14%, as compared to $1.04 million for the corresponding period in 2012. The increase was primarily driven by enhanced efforts in e-commerce marketing support and promotion, and advertising of approximately $191,000, increased website costs of $131,000, an incentive plan accrual of $81,000, and logistics costs of $41,000. The increase was partially offset by a reduction of $125,000 in consulting expenses, $104,000 in commission paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings, and $86,000 in stock-based compensation and consulting costs.

We continued to augment our marketing efforts by refining our sales and marketing strategies, expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $1.67 million, reflecting a decrease of $88,000 or 5%, compared to $1.76 million for the same period in 2012. The decrease reflects a more streamlined cost structure, resulting largely from reduced employee-related spending resulting from lower headcount of $128,000, lower employee stock-based compensation of $101,000, lower consulting expenses of $116,000, lower legal fees of $104,000, and lower corporate support expenses of $25,000. The decrease was partially offset by an incentive plan accrual of $230,000, an increase in stock-based compensation for services provided by consultants of $65,000, and higher temporary labor expenses of $73,000.

General and administrative expenses for the six months ended June 30, 2013 were $3.1 million, reflecting a decrease of $695,000 or 18%, compared to $3.8 million for the same period in 2012. The decrease is primarily attributable to lower employee stock-based compensation of $341,000, reduced employee-related spending resulting from lower headcount of $322,000, lower consulting expenses of $157,000, lower legal fees of $140,000, lower professional accounting fees of $96,000, and lower corporate support expenses of $85,000. The decrease was partially offset by an incentive plan accrual of $230,000, an increase in stock-based compensation for services provided by consultants of $134,000, and higher temporary labor expenses of $52,000.

Other Income/Expense

Other expense for the three months ended June 30, 2013 was $8,000, primarily reflecting a loss on disposition of fixed assets, compared to other expense of $52,000 for the same period in the prior year, primarily reflecting the substantial decrease in the fair value of our warrant liabilities which expired on February 14, 2012.

Other expense for the six months ended June 30, 2013 was $7,000, compared to other expense of $9,000 for the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, our cash and cash equivalents totaled $654,000. At June 30, 2013, we had working capital of $615,000, compared to $395,000 as of December 31, 2012.

Operating Cash Flows

Net cash used in operating activities was $2.89 million for the six months ended June 30, 2013, compared to $3.46 million for the corresponding period in 2012. The primary factors contributing to the variability in the reported cash flow amounts relate to the net loss after non-cash adjustments totaling $2.63 million in the six months ended June 30, 2013, compared to $3.60 million in the same period in 2012. Partially offsetting this improvement was a reduction in the accounts payable of $226,000 due to the timing of payments to vendors, an increase in accounts receivable of $203,000 due to timing of receipts, as well as an increase in prepaid balances of $207,000 due to required prepayments on studies initiated by us in the six months ended June 30, 2013.

Investing Cash Flows

Net cash used in investing activities was $373,000 for the six months ended June 30, 2013, compared to $449,000 in the same period in 2012. The decrease primarily resulted from lower payments for capital expenditure spending of $88,000.

Financing Cash Flows

Net cash provided by financing activities was $3.27 million for the six months ended June 30, 2013, compared to $6.86 million in the same period in 2012.

During the six months ended June 30, 2013, the Company has issued an additional 16.3 million shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued a total of 1.2 million shares of common stock on various dates from January 1, 2013 through March 15, 2013 raising $264,000 from stock purchases by Aspire Capital, issued a total of 10.1 million shares of common stock on January 22, 2013 raising $2,025,000 from Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Dr. Simon Craw, Company’s Executive Vice President Business Development, and issued 5 million shares of common stock on March 12, 2013 raising $1,000,000 from a stock purchase by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and by other investors with long-standing relationships with and who closely follow the Company.

The net proceeds of $6.86 million received in 2012 were primarily attributable to the issuance of 5 million shares of Series G Preferred Stock for approximately $4.94 million, net of stock issuance costs while the net proceeds of $3.27 received in 2013 were from the issuance of common stock. For further discussion of the prior period proceeds, see Note 6, Capital Stock, Series G Preferred Stock. In addition, during the six months ended June 30, 2012, we raised $2.09 million from the issuance of 5 million shares of common stock to Aspire Capital Group.

In the first six months of 2012, we paid dividends of $173,000 to our preferred stockholders. No dividends were paid during the six months ended June 30, 2013.

Subsequent to June 30, 2013, we have completed a financing transaction under a Form S-1 Registration Statement filed with the U.S. Securities and Exchange Commission raising net proceeds of approximately $2.5 million in net proceeds. For further discussion of this transaction, see Note 11, Subsequent Event. Management continues to review various financing sources in order to raise working capital to help fund our current operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for the next 12 months. The timing and degree of any future capital requirements will depend on many factors, including:

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

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our average burn rate is approximately $482,000 per month, excluding capital expenditures and patent costs averaging $62,000. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through

2013. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future. In the first six months of 2013, to obtain funding for working capital purposes, the Company sold 16,325,000 shares of common stock raising net proceeds of $3,266,000.

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

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014, subject to specific registration requirements. From commencement through June 30, 2013, we sold a total of 10,533,333 shares of common stock to Aspire Capital for an aggregate of $6,206,000.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our interim chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2013, our disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our chief executive officer and our interim chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During 2012, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the first quarter ended June 30, 2013 was approximately $482,000 per month excluding capital expenditures and patent costs averaging $62,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through 2013. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

During the three and six months ended June 30, 2013, we derived approximately 29% and 27%, respectively, of our revenues from a limited number of customers.*

During the three months ended June 30, 2013, one major customer accounted for 14% of our consolidated revenues and another major customer accounted for 15% of our consolidated revenues. During the six months ended June 30, 2013, one major customer accounted for 15% of our consolidated revenues and another major customer accounted for 12% of our consolidated revenues. To the extent that any of these two significant customers, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of June 30, 2013, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Science Officer of International Stem Cell and a director, beneficially own approximately 41% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D and Series G Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our six directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial tax losses during our history. Subject to various limitations, we may carryforward unused taxable losses, including those generated in the future, and other available credits to offset any future taxable income until the unused losses or credits expire. Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its postchange income may be limited. Because of the cost and complexity involved in the analysis of a Section 382 ownership change and the fact that we do not have any taxable income to offset, we have not undertaken a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, our ability to utilize our NOL carryforwards or other tax attributes may be limited, which could result in an increased future tax liability to us.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.*

On December 9, 2010, the Company entered into a purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of our common stock. As of June 30, 2013, we have sold Aspire Capital 10,533,333 shares of common stock for aggregate proceeds of $6,206,000, and we may sell Aspire Capital up to an additional $18,794,000 of our common stock in the future subject to registration requirements. Pursuant to the purchase agreement, the number of shares of common stock that we may designate Aspire Capital to purchase is dependent on the closing price of our common stock on the date that we provide Aspire Capital with a purchase notice directing it to purchase shares, and the purchase price per share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices of our common stock during the 12 consecutive business days preceding the date of sale. If we elect to sell additional shares to Aspire Capital under the Common Stock Purchase Agreement, depending upon market liquidity at the time, it may cause the trading price of our common stock to decline.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At June 30, 2013, there were 9,462,500 warrants, and 16,916,733 vested and 6,846,560 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. For example, in July 2013 we issued securities in a capital raising transaction that included warrants that could result in the issuance of an additional 60 million shares of common stock. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.8	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.9	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

4.10	Form of Series B Warrant (incorporated by reference to Exhibit 4.9 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

10.1	Form of Subscription Agreement for July 2013 financing transaction (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

10.2	Placement Agent Agreement with Roth Capital (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

Dated: August 7, 2013	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/s/ Jay Novak
	Name:	Jay Novak
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)