Form 10-Q
period 2013-09-30
International Stem Cell CORP
filed 2013-11-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013 the Registrant had 149,224,387 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,792	$654
Accounts receivable, net of allowance for doubtful accounts of $19 and $4 at September 30, 2013 and December 31, 2012, respectively	398	273
Inventory, net	1,360	1,199
Prepaid expenses and other current assets	407	456
Restricted cash	50	—

Total current assets	4,007	2,582
Property and equipment, net	851	1,134
Intangible assets, net	2,036	1,634
Deposits and other assets	33	20

Total assets	$6,927	$5,370

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable	$522	$969
Accrued liabilities	1,056	730
Deferred revenue	156	233
Related party payable	16	5
Advances	250	250
Fair value of warrant liability	4,389	—

Total current liabilities	6,389	2,187

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, liquidation preferences of $5,000 at September 30, 2013 and December 31, 2012	4,941	4,941
Commitments and contingencies
Stockholders’ Equity (Deficit)
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at September 30, 2013 and December 31, 2012, liquidation preferences of $4,320 at September 30, 2013 and December 31, 2012	—	—
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at September 30, 2013 and December 31, 2012, liquidation preferences of $397 and $385 at September 30, 2013 and December 31, 2012, respectively	—	—
Series C Preferred stock, $0.001 par value, 0 and 3,000,000 shares authorized, 0 and 2,000,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively, liquidation preferences of $0 and $2,507 at September 30, 2013 and December 31, 2012, respectively	—	2
Common stock, $0.001 par value, 300,000,000 shares authorized, 134,169,565 and 87,388,815 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	134	87
Additional paid-in capital	74,967	69,945
Deficit accumulated during the development stage	(79,504)	(71,792)

Total stockholders’ deficit	(4,403)	(1,758)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$6,927	$5,370

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (August 17, 2001) through September 30,
	2013	2012	2013	2012	2013
Revenues
Product sales	$1,670	$1,187	$4,412	$3,320	$16,610
Royalties and license	—	—	—	—	135

Total revenue	1,670	1,187	4,412	3,320	16,745

Development expenses
Cost of sales	447	320	1,110	957	5,716
Research and development	932	900	2,627	2,702	24,520
Marketing	632	477	1,823	1,521	7,762
General and administrative	1,362	1,570	4,461	5,364	43,589

Total development expenses	3,373	3,267	10,021	10,544	81,587

Loss from development activities	(1,703)	(2,080)	(5,609)	(7,224)	(64,842)

Other income (expense)
Settlement with related company	—	—	—	—	(93)
Miscellaneous expense	—	(1)	(20)	(55)	(265)
Dividend income	—	—	—	—	94
Interest expense	—	—	—	—	(2,225)
Sublease income	5	—	18	7	334
Fair value of warrant liability in excess of proceeds	(1,390)	—	(1,390)	—	(1,390)
Financing transaction costs	(738)	—	(738)	—	(738)
Change in fair value of warrant liability	27	—	27	38	(1,330)

Total other expense, net	(2,096)	(1)	(2,103)	(10)	(5,613)

Loss before income taxes	(3,799)	(2,081)	(7,712)	(7,234)	(70,455)
Provision for income taxes	—	—	—	—	7

Net loss	$(3,799)	$(2,081)	$(7,712)	$(7,234)	$(70,462)

Deemed dividend on preferred stock	—	—	—	(1,375)	(1,375)
Dividends on preferred stock	—	93	—	(129)	(8,097)

Net loss attributable to common stockholders	$(3,799)	$(1,988)	$(7,712)	$(8,738)	$(79,934)

Net loss per common share-basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.10)

Weighted average shares-basic and diluted	128,243	87,350	114,830	85,421

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to September 30, 2013

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

From Inception to September 30, 2013

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

From Inception to September 30, 2013

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

From Inception to September 30, 2013

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

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock, Members’ Deficit and Stockholders’ Equity (Deficit)

From Inception to September 30, 2013

(in thousands)

(Unaudited)

	Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock												Note Subscription on Perpetual Preferred	Subscription Receivable on Common Stock	Additional Paid-in Capital	Deficit accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)	Members’ Deficit
					Issued
					Series A		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock from conversion of Series C preferred stock			8,000	$8					(2,000)	$(2)									$(6)		$—
Issuance of common stock
For cash; net of issuance costs of $23			36,325	36															3,249		3,285
For services			755	1															179		180
From exercise of warrants			1,700	2															309		311
Stock-based compensation																			1,291		1,291
Net loss for the nine months ended September 30, 2013																				$(7,712)	(7,712)

Balance at September 30, 2013	5,000	$4,941	134,169	$134	—	$—	300	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$74,967	$(79,504)	$(4,403)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,		Inception (August 17, 2001) through September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(7,712)	$(7,234)	$(70,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	369	2,263
Accretion of discount on notes payable	—	—	103
Accretion of discount on bridge loans	—	—	638
Warrants issued for services	—	73	370
Non-cash compensation expense	1,291	1,760	12,062
Common stock issued for services	180	30	4,536
Fair value of warrant liability in excess of proceeds	1,390	—	1,390
Financing transaction costs including cash and warrants	738	—	738
Change in fair value of warrant liability	(27)	(38)	1,330
Amortization of discount on convertible debt	—	—	1,081
Allowance for doubtful accounts	22	—	26
Allowance for inventory obsolescence	40	(23)	76
Interest on perpetual preferred stock notes receivable	—	—	(35)
Loss on disposal of fixed assets	16	50	96
Impairment of intangible assets	32	23	221
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(148)	(271)	(421)
(Increase) decrease in inventory	(201)	169	(1,436)
(Increase) decrease in prepaid assets and other assets	49	(19)	(407)
(Increase) decrease in restricted cash	(50)	—	(50)
(Increase) decrease in deposits	(13)	(4)	(33)
Increase (decrease) in accounts payable	(447)	279	630
Increase (decrease) in accrued expenses	326	(287)	1,341
Increase (decrease) in deferred revenue	(77)	(13)	156
Increase (decrease) in related party payable	11	17	(149)

Net cash used in operating activities	(4,233)	(5,119)	(45,936)

Investing activities
Purchases of property and equipment	(34)	(197)	(2,720)
Proceeds from sale of fixed assets	—	7	7
Payments for patent licenses and trademarks	(480)	(440)	(2,757)

Net cash used in investing activities	(514)	(630)	(5,470)

Financing activities
Proceeds from Members’ contributions	—	—	2,685
Proceeds from issuance of common stock	6,289	2,088	35,171
Proceeds from issuance of preferred stock	—	4,941	17,202
Proceeds from issuance of convertible promissory notes	—	—	2,100
Proceeds from exercise of warrants and options	242	—	1,234
Payment of preferred stock dividends	—	(237)	(1,320)
Payment of promissory notes	—	—	(2,203)
Payment of offering costs	(646)	—	(2,406)
Proceeds from convertible debt, advances and loan payable	—	—	1,360
Payment of loan payable	—	—	(625)

Net cash provided by financing activities	5,885	6,792	53,198

Net increase in cash and cash equivalents	1,138	1,043	1,792
Cash and cash equivalents, beginning of period	654	1,337	—

Cash and cash equivalents, end of period	$1,792	$2,380	$1,792

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$—	$374

Cash paid for income taxes	$—	$—	$11

Non-cash financing activities:
Discount on convertible debt from beneficial conversion feature	$—	$—	$641

Discount on convertible debt from warrants	$—	$—	$270

Accretion of preferred stock dividends	$—	$93	$93

Deemed dividend on preferred stock	$—	$1,375	$8,058

Reversal of preferred dividends accreted	$—	$(93)	$(93)

Conversion of debt to common stock	$—	$—	$500

Warrants issued for placement agent services	$115	$—	$1,346

Warrants issued with promissory notes	$—	$—	$638

Non-cash sale of preferred stock	$—	$—	$382

Dividend on preferred stock exchanged for note receivable	$—	$—	$95

Conversion of preferred stock	$—	$—	$2

Cashless exercise of warrants	$—	$—	$1,847

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

Going Concern

The Company continues in the development stage and as such has accumulated losses from inception and expects to incur additional losses in the near future. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $470,000 per month, excluding capital expenditures and patent costs averaging $57,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through the first quarter of 2014. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company is a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In the first quarter of 2013, to obtain funding for working capital purposes, the Company sold a total of 16,325,000 shares of common stock raising net proceeds of approximately $3.3 million. In July 2013, we closed a financing transaction contemplated by our S-1 Registration Statement on file with the U.S. Securities and Exchange Commission. We issued 20,000,000 Units in this transaction, raising net proceeds of approximately $2.4 million. Each Unit issued consists of a share of common stock and a Series A Warrant. Each purchaser also received a Series B Warrant for each Unit purchased. During the third quarter of 2013, the Company received net proceeds of $242,000 upon the exercise of 1,700,000 Series B Warrants for 1,700,000 additional Units. Subsequent to September 30, 2013, the Company received additional net proceeds of $2.1 million upon the exercise of 15,054,822 Series B Warrants for 15,054,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 2013. For further discussion regarding these transactions, see Note 6, Capital Stock and Note 11, Subsequent Events.

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

The Company is a development-stage company with no revenue generated from its principal operations in therapeutic and biomedical products development through research and development efforts. To date, the Company has generated limited and unpredictable revenue to support its core therapeutic research and development efforts.

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

Restricted Cash

The Company is required to maintain $50,000 in a restricted certificate of deposit account in order to fully collateralize a revolving credit card account.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts totaling $19,000 and $4,000, respectively.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $2,531,000 and $2,083,000 at September 30, 2013 and December 31, 2012, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended September 30, 2013 and 2012 amounted to $16,000 and $16,000, respectively, while amortization expense for the nine months ended September 30, 2013 and 2012 was $46,000 and $49,000, respectively. All amortization expense related to intangible assets is included in research and development expense. Accumulated amortization as of September 30, 2013 and December 31, 2012 was $495,000 and $449,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company did not recognize material impairments on its long-lived assets during the three and nine months ended September 30, 2013 and 2012.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has expired. LSC’s revenue accounted for 49% and 48% of total revenue during the nine months ended September 30, 2013 and 2012, respectively. LCT contributed 51% and 52% of total revenue during the nine months ended September 30, 2013 and 2012, respectively.

Deferred Revenue

The Company recognizes revenue from LSC products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. However, LSC products sold through web-based channels have a 30-day right of return guarantee and therefore, the Company defers all revenue associated with these product sales until the 30-day guarantee has expired. In addition, all costs associated with these product sales are reclassified against the deferred revenue account so that the net deferred revenue balance is presented. At September 30, 2013 and December 31, 2012, net deferred revenue totaled $156,000 and $233,000, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of September 30, 2013 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—

LIABILITIES:
Fair value of warrant liability	$4,389	$—	$—	$4,389

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2012 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Fair Value of Warrant Liability
Beginning balance at December 31, 2011	$38
Issuances	—
Adjustments to estimated fair value	(38)

Ending balance at December 31, 2012	—
Issuances	4,635
Exercises	(219)
Adjustments to estimated fair value	(27)

Ending balance at September 30, 2013	$4,389

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012 approximate their fair values because of the short-term nature of those instruments.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2013, there were 596,250 non-vested restricted shares, 67,395,832 shares issuable upon exercise of warrants, and 17,914,518 vested and 5,780,175 non-vested stock options outstanding; and at September 30, 2012, there were 335,000 non-vested restricted shares, 3,530,000 warrants, and 14,397,857 vested and 9,132,615 non-vested stock options outstanding. These restricted shares, options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and nine months ended September 30, 2013 and 2012 or the period from inception through September 30, 2013.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company.

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

	September 30, 2013	December 31, 2012
Raw materials	$141	$276
Work in process	428	211
Finished goods	868	748

Total	1,437	1,235
Less: allowance for inventory obsolescence	(77)	(36)

Inventory, net	$1,360	$1,199

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Machinery and equipment	$1,092	$1,072
Computer equipment	321	347
Office equipment	225	225
Leasehold improvements	839	830

	2,477	2,474
Less: accumulated depreciation and amortization	(1,626)	(1,340)

Property and equipment, net	$851	$1,134

Depreciation expenses for the three and nine months ended September 30, 2013 were $100,000 and $301,000 respectively. During the same periods in the prior year, depreciation expenses were $106,000 and $320,000, respectively.

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

As of September 30, 2013, the total amount capitalized related to the acquired ACT licenses was $747,000, and $1,730,000 related to the other patent acquisition costs.

At September 30, 2013, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2013 (remaining three months)	$15
2014	61
2015	61
2016	61
2017	61
Thereafter	1,724

Total	$1,983

5. Advances

Advance

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2013 no revenues were realized from this agreement.

	September 30, 2013	December 31, 2012
BioTime, Inc. (in thousands)	$250	$250

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Warrants expired unexercised in July 2013. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities, which has been triggered and the new price of the warrants was set at $0.25. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series B Preferred Stock to $0.20. As a result of the 2013 S-1 Registration Offering discussed below, the conversion price for the Series B Preferred was reduced to $0.15. The Series B Preferred has a priority (senior to the shares of common stock, but junior to the shares of Series A Preferred Stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of September 30, 2013 and December 31, 2012, the Company had 300,000 shares of the Series B Preferred Stock issued and outstanding.

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

Series D Preferred Stock

On December 30, 2008, to obtain funding for both working capital and the eventual repayment of the outstanding obligation under the OID Senior Secured Convertible Note with a principal amount of $1,000,000 issued in May 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The sale of the Series D Preferred closed on the following schedule: (1) 10 shares were sold on December 30, 2008; (2) 10 shares were sold on February 5, 2009; and (3) 10 shares were sold on each of March 20, 2009, and June 30, 2009 and 3 shares on September 30, 2009. The Company raised a total of $4,700,000 in the Series D Preferred Stock round. The beneficial conversion feature from the Series D Preferred Stock was recognized as a deemed dividend totaling $2,480,000. Of the Series D Preferred Stock issued, 10 shares of the Series D Preferred Stock was issued to X-Master Inc., which is a related party and affiliated with our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Science Officer of International Stem Cell and a director and 33 shares of the Series D Preferred Stock was issued to our Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin. As of September 30, 2013 and December 31, 2012, we had 43 shares of the Series D Preferred Stock issued and outstanding. Historically, the Series D Preferred Stock earned cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into a Waiver Agreement (the “Waiver Agreement”) pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement.

On December 4, 2012, the holders of all of the outstanding shares of Series D Preferred Stock executed a Waiver of Anti-Dilution Rights (the “Anti-Dilution Waiver”) pursuant to which such holders waived all anti-dilution adjustment rights under the Certificate of Designation for the Series D Preferred Stock in connection with the offering of securities pursuant to the registration statement originally filed with the Securities and Exchange Commission on October 18, 2012, including the shares issuable on exercise of all warrants registered hereunder. The Anti-Dilution Waiver applied to the financing transaction that closed on July 24, 2013. The Anti-Dilution Waiver does not apply to any future issuances of securities which would otherwise trigger anti-dilution adjustments under the Certificate of Designation for the Series D Preferred Stock. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the current conversion price of the Series D Preferred Stock to $0.20.

During the three months ended September 30, 2013 and 2012, dividends of $0 and $64,000, respectively, were paid to the holders and for the nine months ended September 30, 2013 and 2012, dividends of $0 and $237,000, respectively, were paid to the holders. As of September 30, 2013 and December 31, 2012, no Series D Preferred Stock dividends were accrued.

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

The Series G Preferred was convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted average adjustment in the event of the issuance of additional shares of common stock below the conversion price. The Series G Preferred shares have priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and common stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, plus any accrued but unpaid dividends, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred Stock then outstanding. Historically, from the date of issuance of the Series G Preferred, dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrued quarterly on such shares of Series G Preferred. Each share of Series G Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholders at the Company’s next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shares shall be independent based on the NASDAQ listing requirements. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, dividends from inception in the amount of $93,000 accreted to the carrying value of Series G preferred stock have been reversed. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock or Series G Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement. No dividends were paid to the holders during the nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, no Series G Preferred Stock dividends were accrued.

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

The Company determined that as the initial conversion price at the date of close of the Series G transaction was lower than the closing market price on that day (March 9, 2012), a beneficial conversion feature existed in the amount of $1,375,000. Such amount was recorded as a discount on the Series G convertible preferred stock with a corresponding increase in additional paid-in capital. Based on the appropriate accounting guidance, the Company is required to recognize the discount over the period of time from the issuance of preferred shares until the convertible preferred shares can be first converted. As the Series G convertible shares are convertible immediately following their issuance, the discount amount of $1,375,000 was recognized in March 2012 as a deemed dividend with a corresponding increase in accumulated deficit. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series G Preferred Stock at $0.37, and the conversion ratio to 2.67 shares of common stock for every share of Series G Preferred. As a result of the 2013 S-1 Registration Offering during the third quarter of 2013, the conversion price and the conversion ratio for the Series G Preferred were adjusted to $0.30 and 3.28, respectively.

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

During the three and nine months ended September 30, 2013 and 2012, the Company has issued 0, 1,200,000, 0 and 5,000,000 shares of common stock, respectively, to Aspire Capital, raising $0, $264,000, $0 and $2.1 million, respectively, which was used to fund its operational activities.

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

2013 S-1 Registration Offering

On July 19, 2013, to obtain funding for working capital purposes, the Company entered into subscription agreements with certain investors (the “Investors”) relating to the sale by the Company of (i) 20,000,000 units (each a “Unit”, and collectively, the “Units”), with each Unit consisting of (x) one share of common stock, par value $0.001 per share, and (y) one Series A Warrant to purchase one share of the Company’s common stock at an exercise price of $0.15 per share and (ii) 20,000,000 Series B Warrants, each to purchase one Unit, for aggregate gross proceeds of $3,000,000, before placement agent fees and other estimated offering expenses and fees (the “Offering”). The Units were not issued or certificated. The Investors received only shares of common stock, Series A Warrants and Series B Warrants. The common stock, the Series A Warrants and the Series B Warrants were and may be transferred separately immediately after their issuance. The Investors in the Offering received one Series B Warrant for each Unit purchased by them in the Offering. Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, purchased 5,998,999 Units and 5,998,999 Series B Warrants in the Offering and Ruslan Semechkin, the Company’s Chief Science Officer, purchased 667,667 Units and 667,667 Series B Warrants in the offering for an aggregate price of $1,000,000.

On July 19, 2013, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable best efforts basis for the Offering. The Company paid the Placement Agent a cash fee equal to 5% of the gross proceeds from the Offering and reimbursed the Placement Agent for its reasonable out-of-pocket expenses of $75,000. The Company also issued 666,666 Placement Agent Warrants to purchase Units equal to 5% of the aggregate number of Units issued in the Offering (other than the Units issued to Andrey Semechkin and Ruslan Semechkin). The Placement Agent Warrants have substantially the same terms as the Series B Warrants, except that the Placement Agent Warrants (i) have an exercise price of $0.15 per Unit, subject to adjustments similar to those applicable to the Series A Warrants, (ii) have a term of five years, (iii) provide for a cashless exercise, and (iv) otherwise comply with the requirements of the Financial Institutions Regulatory Authority, Inc. (FINRA). The Company also agreed to pay the Placement Agent a cash solicitation fee equal to 5% of the gross proceeds received by the Company upon the exercise of the Series B Warrants under certain circumstances.

The Series A Warrants were immediately exercisable at an initial exercise price of $0.15 per share and will expire on the fifth anniversary of the initial date of issuance. The Series A Warrants were issued separately from the common stock included in the Units, and may be transferred separately immediately thereafter. Upon full exercise of the Series B Warrants, the Company could issue additional Series A Warrants to purchase up to an aggregate of 20,000,000 shares of the Company’s common stock. All Series A Warrants have the same expiration date. See Note 8, Stock Options and Warrants, Warrants Issued with Common Stock for detailed discussion of the anti-dilution provisions of the Series A Warrants and the price adjustment provisions of the Series B Warrants.

The Series B Warrants were immediately exercisable at an initial exercise price of $0.15, subject to adjustment and expire on October 24, 2013. See Note 11, Subsequent Events for further information regarding the conclusion of the Series B Warrant transactions from October 1, 2013 to the expiration date of October 24, 2013.

The net proceeds to the Company from the Offering, after deducting placement agent fees and cash offering expenses borne by the Company, and excluding any proceeds, from the exercise of the warrants issued in the offering, was approximately $2.4 million. The Offering closed on July 24, 2013.

During the quarter ended September 30, 2013, 1,700,000 Series B Warrants were exercised for 1,700,000 additional Units for net proceeds of $242,000. The total additional Units consisted of 1,700,000 shares of common stock and 1,700,000 Series A Warrants.

We account for our warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A and B Warrant agreements did not meet the specific conditions for equity classification, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance on July 24, 2013, at the various warrant exercise dates, and at September 30, 2013 using the Monte-Carlo simulation model. The fair value is affected by changes in inputs to the model. The following assumptions were used as inputs to the model at September 30, 2013: stock price of $0.15 and warrant exercise price of $0.15 as of the valuation date; the Company’s historical stock price volatility of 87.7%; risk free interest rate on U.S. treasury notes of 1.33% for Series A Warrants, and .03% for Series B Warrants; a zero dividend rate; warrant expiration of 5 years for Series A and 0.07 years for the Series B Warrants; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.15 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1.39 million. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1.72 million, $2.65 million and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liability of $4.5 million and $4.4 million as of the issuance date of July 24, 2013 and the revaluation date of September 30, 2013, respectively. During the three and nine months ended September 30, 2013, we recorded income of $27,000, in our consolidated condensed statements of operations related to the change in fair value of the warrant liability due to the revaluation at September 30, 2013 and the change in fair value of the Series B Warrants at each exercise date. As a result of the fair value of the warrant liability at issuance exceeding the total gross proceeds received, the transaction financing costs of $738,000 were recognized as additional other expense resulting in a net effect to other expense of $2.1 million for the three months ended September 30, 2013.

Reserved Shares

At September 30, 2013, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	23,694,693
Options available for future grant	16,032,480
Convertible preferred stock	39,899,151
Warrants	67,395,832

147,022,156

7. Related Party Transactions

Other than with respect to the purchases of Series C, Series D, Series G Preferred Stock, 2013 Securities Purchase Agreements and the 2013 S-1 Registration offering discussed in Note 6 Capital Stock, the Company’s related party transactions were for related party dividends and for a facility lease.

Dividend amounts related to Series D and Series G financing, were $0 at September 30, 2012. The Series D dividends were payable to both X-Master, Inc. and our Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred Stock dividends were initially cumulative and payable upon conversion of the Series G shares or upon certain Series G deemed liquidation events to AR Partners, LLC. These amounts were paid during 2012. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D and Series G Preferred Stock entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D and Series G Preferred Stock. Accordingly, the Company reversed all previously accrued and unpaid dividends related to Series G Preferred Stock totaling $93,000. Under the Waiver Agreement, the holders of Series D and Series G Preferred Stock are restricted from transferring any shares of Series D Preferred Stock unless the transferee agrees to be bound by the Waiver Agreement. Pursuant to the Waiver Agreement, no dividends were accrued or paid during the three or nine months ended September 30, 2013.

During the first quarter of 2011, the Company executed an operating lease for our corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC which is owned by Dr. Ruslan Semechkin, the Company’s Chief Science Officer and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended September 30, 2013 and 2012, the Company recorded $39,000 and $29,000, respectively, in rent and common area maintenance expenses that were related to the facility lease arrangement with related parties. Additionally, during the nine months ended September 30, 2013 and 2012, the Company recorded $118,000 and $86,000, respectively, related to the same arrangement with the related party.

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

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the Company recognized $442,000, $534,000, $1.3 million and $1.8 million, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of September 30, 2013 and 2012 was $2.3 million and $4.4 million, respectively, which is expected to be recognized over a weighted average period of approximately 1.7 years and 2.4 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.00%	0.95%	0.88%	0.94%
Expected stock price volatility	000.00%	118.34%	124.93%	123.63%
Expected dividend payout	0%	0%	0%	0%
Expected option life-years based on management’s estimate	0.0 yrs	6.1 yrs	5.6 yrs	5.7 yrs

The following table summarizes options outstanding as of September 30, 2013:

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.22-$0.50	5,198,300	7.31	$0.37	2,612,100	5.56	$0.42
$0.51-$0.75	9,265,293	6.18	$0.62	8,363,918	6.15	$0.62
$0.76-$1.00	1,895,000	3.77	$0.98	1,791,000	3.52	$0.99
$1.01-$1.25	335,000	7.59	$1.10	253,600	7.59	$1.10
$1.26-$1.50	1,171,100	6.37	$1.31	926,700	6.24	$1.32
$1.51-$3.20	5,830,000	7.08	$1.94	3,967,200	7.00	$1.95

	23,694,693	6.49	$0.96	17,914,518	6.02	$0.96

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	14,730,207	$1.26
Granted	2,398,000	$0.38
Exercised	(17,500)	$0.22
Canceled or expired	(1,987,807)	$0.78

Outstanding at December 31, 2012	15,122,900	$1.18
Granted	1,352,500	$0.27
Exercised	—	$—
Canceled or expired	(390,000)	$0.56

Outstanding at September 30, 2013	16,085,400	$1.12

	Number of Shares issued outside the Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00

Outstanding at September 30, 2013	7,609,293	$0.62

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

Implementation of Accounting Standards Code (ASC) 815-40-15, (formerly known as EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock Price”)

The Accounting Standards Code (ASC) 815-40-15, with an effective date of December 15, 2008, should have been implemented as of January 1, 2009, and in future periods. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative as described in ASC 815-10-15-83, (previously paragraphs 6–9 of Statement 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in ASC 815-10-74 (previously paragraph 11(a) of Statement 133). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative for purposes of determining whether the instrument is within the scope of ASC 815-40.

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

The anti-dilution provisions of the Brookstreet Warrants failed the criteria set by this ASC and therefore required reclassification from equity to liability. The reclassification resulted in the requirement to revalue the Brookstreet Warrants at each reporting period with a corresponding charge or credit to the statement of operations. Valuation of the warrants was estimated using the Monte-Carlo simulation method using the following assumptions: stock price and warrant price as of the valuation date, the Company’s historical stock price, interest rate on U.S. treasury notes, dividend rate derived from the Series D Preferred Stock, warrant expiration; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.25 per share. The reclassification and valuation of the warrants resulted in warrant liabilities of zero as of September 30, 2012 and December 31, 2012. In addition, in the three and nine months ended September 30, 2013 and 2012, we recorded income of $0, $0, $0 and $38,000, respectively, in our consolidated condensed statements of operations related to the change in the fair value of warrants.

The 1,721,629 Brookstreet Warrants outstanding as of December 31, 2011 expired on February 14, 2012, and the Company recorded $38,000 in the nine months ending September 30, 2012 to reduce the fair market value of the warrants to zero.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,400,000 warrants to YKA Partners, an affiliated company of our former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which expired unexercised in August 2013.

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

1,600,000 warrants related to the Series A Preferred Stock expired in January, 2013. As of September 30, 2013 and December 31, 2012, there were 0 and 300,000 warrants related to the Series B Preferred Stock outstanding, respectively with an exercise price of $0.20 per share. The warrants related to the Series B Preferred Stock expired unexercised in July 2013.

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

On July 24, 2013 the Company sold 20,000,000 Units, with each Unit consisting of one share of common stock and one Series A Warrant. The Series A Warrants are convertible into 20,000,000 shares of common stock at an initial exercise price of $0.15 per share. The warrants have a five year term and were immediately exercisable. In addition, the Company issued 20,000,000 Series B Warrants each to purchase one Unit. The Series B Warrants were immediately exercisable at an initial exercise price of $0.15 per Unit, subject to adjustment and expired on October 24, 2013. The Units issuable upon exercise of the Series B Warrants consisted of 20,000,000 shares of common stock and 20,000,000 Series A Warrants, which are convertible into an additional 20,000,000 shares of common stock at an exercise price of $0.15 per share. All Series A Warrants expire on the fifth anniversary of the transaction close, July 24, 2018, regardless of the date the Series A Warrants were issued.

The Series B Warrants were immediately exercisable at an initial exercise price of $0.15, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the fifth trading day immediately preceding such 60th trading day, the Series B Warrants were exercisable at a per unit exercise price equal to the lower of (i) the then-effective exercise price per unit and (ii) 80% of the closing bid price of the Company’s common stock on such 60th trading day. If prior to the close of trading on the 60th trading day after the date of issuance (and on any of the five trading days immediately preceding such day), a holder of the Series B Warrants had delivered one or more exercise notices to the Company and paid all or any part of the exercise price with respect thereto, then on the first trading day immediately following such 60th trading day the Company was obligated to deliver to such holder an amount in cash equal to the positive difference (if any) between (x) the exercise price actually paid by such holder and (y) the product of (I) the aggregate number of units elected to be purchased in such exercise notices, multiplied by (II) 80% of the closing bid price of the Company’s common stock on such 60th trading day. The Series B Warrants expired at the close of business on the 65th trading day following the date of issuance, October 24, 2013. The Series B Warrants were issued separately from the common stock and the Series A Warrants included in the Units, and were transferable separately immediately thereafter. Series B Warrants were issued in certificated form only. Investors in the Offering received one Series B Warrant for each Unit purchased by them in the Offering. No additional consideration was paid by Investors for the Series B Warrants.

During the third quarter of 2013, 1,700,000 Series B Warrants were exercised for net proceeds of $242,000 resulting in the issuance of 1,700,000 Units comprised of 1,700,000 shares of common stock and 1,700,000 Series A Warrants. See Note 11, Subsequent Events for further information regarding the conclusion of the Series B Warrant transactions from October 1, 2013 to the expiration date of October 24, 2013.

The exercise price and number of shares of common stock issuable upon exercise of the Series A Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series A Warrants. The Series A Warrants also contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then existing exercise price of the Series A Warrants, with certain exceptions. The exercise price and number of Units issuable on exercise of the Series B Warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series B Warrants.

The Series A Warrants are exercisable on a “cashless” basis in certain circumstances. In addition, in the event of a fundamental transaction that is (i) an all cash or substantially all cash transaction, (ii) a “Rule 13e 3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, or (iii) with certain limited exceptions, a fundamental transaction involving a person or entity not traded on The New York Stock Exchange, Inc., The NYSE MKT, The NASDAQ Global Select Market, The NASDAQ Global Market or The NASDAQ Capital Market, then the Company or any successor entity will pay at the holder’s option, exercisable at any time concurrently with or within 45 days after the consummation of the fundamental transaction, an amount of cash equal to the value of the Series A Warrant as determined in accordance with the Black Scholes option pricing model.

We account for our warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A and B Warrant agreements did not meet the specific conditions for equity classification, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at September 30, 2013 using the Monte-Carlo simulation model. The fair value is affected by changes in inputs to the model. The following assumptions were used as inputs to the model: stock price of $0.15 and warrant exercise price of $0.15 as of the valuation date; the Company’s historical stock price volatility of 87.7%; risk free interest rate on U.S. treasury notes of 1.33% for Series A Warrants, and .03% for Series B Warrants; a zero dividend rate; warrant expiration of 5 years for Series A and 0.07 years for the Series B Warrants; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.15 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1.39 million. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1.72 million, $2.65 million and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4.5 million and $4.4 million as of the issuance date of July 24, 2013 and the revaluation date of September 30, 2013, respectively. In addition, during the three and nine months ended September 30, 2013, we recorded income of $27,000, in our consolidated condensed statements of operations related to the change in fair value of the warrant liability due to the revaluation at September 30, 2013 and the change in fair value of the Series B Warrants at each exercise date. The Series B Warrants expired on October 24, 2013.

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

Outstanding warrants related to warrant transactions through September 30, 2013 were as follows:

	Preferred Stock		Common Stock	Units										Price per Warrant
	Series A	Series B	Series A	Series B	Placement Agent	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Jan 2013 Financing	Mar 2013 Financing	Total Warrants	Range	Weighted Average exercise price
Outstanding, December 31, 2009	2,000,000	1,100,000				1,400,000	30,000	1,629,623	3,405,929	—	—	—	9,565,552	$0.25-0.80	$0.45

2010
Issued													—
Exercised	(400,000)	(600,000)						(248,902)	(1,645,772)				(2,894,674)	0.25-0.80	0.47
Forfeited/Cancelled													—

Outstanding, December 31, 2010	1,600,000	500,000				1,400,000	30,000	1,380,721	1,760,157	—	—	—	6,670,878	$0.25-0.80	$0.45

2011
Issued										200,000			200,000	1.50-2.00	1.75
Exercised		(200,000)						(62,800)	(38,528)				(301,328)	0.25-0.80	0.40
Forfeited/Cancelled													—

Outstanding, December 31, 2011	1,600,000	300,000				1,400,000	30,000	1,317,921	1,721,629	200,000	—	—	6,569,550	$0.25-2.00	$0.49
2012
Issued													—
Exercised													—
Forfeited/Cancelled							(30,000)	(1,317,921)	(1,721,629)				(3,069,550)	$0.56-0.80	0.66

Outstanding, December 31, 2012	1,600,000	300,000	—	—		1,400,000	—	—	—	200,000	—	—	3,500,000	$0.25-2.00	$0.34
2013
Issued			21,700,000	20,000,000	666,666						5,062,500	2,500,000	49,929,166	$0.15-0.20	$0.16
Exercised				(1,700,000)									(1,700,000)	$0.15	$0.15
Forfeited/Cancelled	(1,600,000)	(300,000)				(1,400,000)							(3,300,000)	$0.20-0.25	$0.25

Outstanding, September 30, 2013	—	—	21,700,000	18,300,000	666,666	—	—	—	—	200,000	5,062,500	2,500,000	48,429,166	$0.15-2.00	$0.16

10. Commitments and Contingencies

Leases

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2016. Our current base rent is $8,588 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

In March 2011, we moved into a new manufacturing facility in Frederick, Maryland which we use for laboratory and administrative purposes. Our current base rent in the new facilities is $11,644 per month. The initial lease term expires December 31, 2015 and there is an option for an additional five years.

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

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2013, are as follows (in thousands):

Amount
2013 (remaining three months)	$97
2014	386
2015	397
2016	101
2017	3

Total	$984

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

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of the arrangement with the third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to LSC to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provides for two tranches of common stock warrants to be issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. The Company recognized $0, $0, $36,000 and $73,000 in stock-based compensation from warrants issued for services during the three and nine months ended September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013, LSC incurred marketing expenses of $18,000 and $61,000, respectively, under the terms of this arrangement and agreement. For the same periods in 2012, we recorded $32,000 and $117,000, respectively, as marketing expenses related to this consultant.

Customer Concentration

During the three and nine months ended September 30, 2013 one major customer accounted for 24% and 18% of our consolidated revenues, respectively, and another major customer accounted for 13% and 12% of our consolidated revenues, respectively. During the three and nine months ended September 30, 2012, one major customer, accounted for 17% and 15% of our consolidated revenues, respectively, and another major customer accounted for 13% and 10% of our consolidated revenues, respectively.

11. Subsequent Events

Series B Warrant exercises

Subsequent to September 30, 2013, the Company received net proceeds of an additional $2.1 million upon the exercise of 15,054,822 of the Series B Warrants issued in July 2013 for 15,054,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 3013. The total additional Units consisted of 15,054,822 shares of common stock and 15,054,822 Series A Warrants. Of the subsequent exercises, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, exercised 2,754,821 Series B Warrants, and Ruslan Semechkin, the Company’s Chief Science Officer, exercised 667,667 Series B Warrants for an aggregate price of $497,000.

Series B Price adjustment

The Series B Warrants were subject to an exercise price adjustment on the 60th trading day following issuance in July 2013. On October 17, 2013, the adjustment date, the adjusted exercise price was calculated at a 20% discount to the closing bid price on the adjustment date. The closing bid price on the adjustment date was $0.1815 per share, which resulted in an adjusted exercise price of $0.1452 per Unit. This adjusted exercise price was retroactively applied to all exercises from the period of October 10th through to the expiration date of October 24th. Of the 15,054,822 Series B Warrants exercised subsequent to September 30, 2013, there were 12,304,822 subject to the adjusted exercise price of $0.1452 per Unit for net proceeds of approximately $1.7 million. The remaining 2,750,000 were exercised prior to the adjustment date at $0.15 per Unit for net proceeds of approximately $0.4 million.

Expiration of Series B Warrants

On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised. Following the expiration of the Series B Warrants, total outstanding warrants were 45,183,988, which the Company has reserved 45,850,654 shares of common stock for future issuance. Total Series A Warrants outstanding are 36,754,822 following the total exercises of the Series B Warrants.

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

Results of Operations

Revenues

We are considered a development stage entity with no revenue generated from our principal operations in therapeutic research and development efforts. To date, we have generated limited and unpredictable incidental revenues to support our core therapeutic research and development efforts. Revenue for the three months ended September 30, 2013 totaled $1.67 million, compared to $1.19 million for the three months ended September 30, 2012. LSC contributed $810,000 or 49% of total revenue in the three months ended September 30, 2013, compared to $525,000 or 44% of total revenue for the three months ended September 30, 2012. The increase of $285,000 or 54% in LSC’s revenue was as a result of our strategic efforts to expand and diversify our sources of revenue. LCT’s revenue of $860,000 for the three months ended September 30, 2013, accounted for 51% of total revenue, compared to $663,000, or 56% of total revenue for the three months ended September 30, 2012. LCT’s revenue increased by $197,000 or 30% primarily due to higher sales to OEM customers and international distributors.

For the nine months ended September 30, 2013 and 2012, revenue was $4.41 million and $3.32 million, respectively. LSC contributed $2.17 million or 49% of total revenue in the nine months ended September 30, 2013, compared to $1.59 million or 48% of total revenue for the nine months ended September 30, 2012. The increase of $580,000 or 36% in LSC’s revenue was as a result of our strategic efforts to expand and diversify our sources of revenue. LCT’s revenue of $2.24 million for the nine months ended September 30, 2013, accounted for 51% of total revenue, compared to $1.73 million, or 52% of total revenue for the nine months ended September 30, 2012. LCT’s revenue increased by $510,000 or 29% primarily due to higher sales to OEM customers and international distributors.

Cost of sales

Cost of sales for the three months ended September 30, 2013 was $447,000 or 27% of revenue, compared to $320,000 or 27% of revenue for the corresponding period in 2012.

Cost of sales for the nine months ended September 30, 2013 was $1,110,000 or 25% of revenue, compared to $957,000 or 29% of revenue for the same period in 2012. Increased efficiency and effectiveness in manufacturing and the management of supply chain related to LSC’s products contributed to a favorable reduction in the cost of sales as a percentage of revenue for the nine months ended. In addition, LCT’s cost of sales as a percentage of revenues has decreased due to a shift in sales mix from lower to higher margin products.

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

Research and Development (“R&D”)

Research and development expenses were $932,000 for the three months ended September 30, 2013, compared to $900,000 for the same period in 2012. The increase of $32,000 is due primarily to higher stem cell line research and testing expenses of $33,000 and higher consulting and IT consulting expenses of $70,000 and $11,000, respectively, associated with research activities and computer services, slightly higher employee-related spending of $14,000, partially offset by lower laboratory supplies and expenses of $74,000 and lower patent license fees of $21,000.

Research and development expenses were $2.63 million for the nine months ended September 30, 2013, compared to $2.70 million for the same period in 2012. The decrease of $70,000 is due primarily to lower employee-related spending of $42,000 associated with lower headcount partially offset by incentive plan accrual of $32,000, lower stock-based compensation expense of $24,000, lower laboratory supplies and expenses of $225,000, lower patent license fees of $27,000, partially offset by higher stem cell line research and testing expenses of $102,000 and higher consulting and IT consulting expenses of $110,000 associated with research activities and computer services.

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

Marketing Expense

Marketing expenses for the three months ended September 30, 2013 were $632,000, reflecting an increase of $155,000 or 32%, as compared to $477,000 for the same period in 2012. The increase was primarily driven by enhanced efforts in e-commerce marketing support and promotion, and advertising of approximately $53,000, increased employee-related spending of $72,000 due to increased staff, increased website costs of $28,000, increased trade show costs of $31,000 with resulting higher travel and meals expense of $12,000, and higher logistics related costs of $24,000. The increase was partially offset by a reduction of $52,000 in consulting expenses.

For the nine months ended September 30, 2013, marketing expenses amounted to $1.82 million, reflecting an increase of $300,000 or 20%, as compared to $1.52 million for the corresponding period in 2012. The increase was primarily driven by enhanced efforts in e-commerce marketing support and promotion, advertising of approximately $236,000, increased employee-related spending of $68,000 due to increased staff, increased website costs of $166,000, an incentive plan accrual of $81,000, logistics related costs of $65,000, and increased trade show expenses of $34,000 with resulting higher travel and meals expense of $35,000,. The increase was partially offset by a reduction of $177,000 in consulting expenses, $126,000 in commission paid to a consultant who promoted, marketed, and sold skin care products through various proprietary mailings, and $86,000 in stock-based compensation and consulting costs.

We continued to augment our marketing efforts by refining our sales and marketing strategies, expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $1.36 million, reflecting a decrease of $210,000 or 13%, compared to $1.57 million for the same period in 2012. The decrease reflects a more streamlined cost structure, resulting largely from reduced employee-related spending of $175,000 resulting from lower headcount, lower employee stock-based compensation of $119,000, lower board of director fees of $33,000, lower consulting expenses of $32,000, and lower corporate support expenses of $45,000. The decrease was partially offset by an increase in stock-based compensation for services provided by consultants of $43,000, higher consulting costs for investor relations of $92,000 and higher temporary labor expenses of $58,000.

General and administrative expenses for the nine months ended September 30, 2013 were $4.46 million, reflecting a decrease of $900,000 or 17%, compared to $5.36 million for the same period in 2012. The decrease is primarily attributable to lower employee stock-based compensation of $460,000, reduced employee-related spending of $455,000 resulting from lower headcount, lower consulting expenses of $175,000, lower legal fees of $143,000, lower professional accounting fees of $92,000, lower board of director fees of $76,000 and lower corporate support expenses of $201,000. The decrease was partially offset by an incentive plan accrual of $230,000, an increase in stock-based compensation for services provided by consultants of $177,000, higher consulting fees for investor relations of $142,000, and higher temporary labor expenses of $110,000.

Other Income/Expense

Other expense for the three and nine months ended September 30, 2013 was $2.10 million, primarily due to recognizing the fair value of $1.39 million for the warrant liability in excess of the investment proceeds received from our stock offering completed in July 2013, plus the associated financing costs of $738,000, offset by a net gain from the revaluation of the warrant liability of $27,000, as compared to other expense of $1,000 and $10,000 for the same periods in the prior year.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, our cash and cash equivalents totaled $1.79 million and $654,000, respectively. At September 30, 2013, we had a working capital deficit of $2.38 million, compared to working capital of $395,000 as of December 31, 2012. The working capital deficit is due to the fair value of warrant liability of $4.39 million resulting from our S-1 Registration offering completed in July 2013.

Operating Cash Flows

Net cash used in operating activities was $4.23 million for the nine months ended September 30, 2013, compared to $5.12 million for the corresponding period in 2012. The primary factors contributing to the variability in the reported cash flow amounts relate to the net loss after non-cash adjustments totaling $3.41 million in the nine months ended September 30, 2013, compared to $2.24 million in the same period in 2012. Partially offsetting this improvement was a reduction in accounts payable of $447,000 due to the timing of payments to vendors, an increase in accounts receivable of $148,000 due to timing of receipts, as well as an increase in inventory of $201,000.

Investing Cash Flows

Net cash used in investing activities was $514,000 for the nine months ended September 30, 2013, compared to $630,000 in the same period in 2012. The decrease primarily resulted from lower payments for capital expenditure spending of $163,000 offset by slightly higher spending for patent licenses and trademarks of $40,000.

Financing Cash Flows

Net cash provided by financing activities was $5.89 million for the nine months ended September 30, 2013, compared to $6.79 million in the same period in 2012.

During the nine months ended September 30, 2013, the Company has issued an additional 16.3 million shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued a total of 1.2 million shares of common stock on various dates from January 1, 2013 through March 15, 2013 raising $264,000 from stock purchases by Aspire Capital, issued a total of 10.1 million shares of common stock on January 22, 2013 raising $2,025,000 from Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Dr. Simon Craw, Company’s Executive Vice President Business Development, and issued 5 million shares of common stock on March 12, 2013 raising $1,000,000 from a stock purchase by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and by other investors with long-standing relationships with and who closely follow the Company.

On July 24, 2013, we completed a financing transaction under a Form S-1 Registration Statement filed with the U.S. Securities and Exchange Commission raising approximately $2.4 million in net proceeds (the “2013 Registered Offering”). Also during the third quarter of 2013, we raised additional net proceeds of $242,000 upon partial exercise of the Series B Warrants issued as part of the 2013 Registered Offering. For further discussion of these transactions, see Note 6, Capital Stock to our condensed consolidated financial statements.

The net proceeds of $6.86 million received in 2012 were primarily attributable to the issuance of 5 million shares of Series G Preferred Stock for approximately $4.94 million, net of stock issuance costs while the net proceeds of $5.89 million received in 2013 were from the issuance of common stock. For further discussion of the prior period proceeds, see Note 6, Capital Stock, Series G Preferred Stock to our condensed consolidated financial statements. In addition, during the nine months ended September 30, 2012, we raised $2.09 million from the issuance of 5 million shares of common stock to Aspire Capital Group.

In the first nine months of 2012, we paid dividends of $237,000 to our preferred stockholders. No dividends were paid during the nine months ended September 30, 2013.

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

We continue to operate as a development stage entity and as such have accumulated losses from inception and expect to incur additional losses in the near future. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently our average burn rate is approximately $470,000 per month, excluding capital expenditures and patent costs averaging $57,000. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2013. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future. In the first nine months of 2013, to obtain funding for working capital purposes, the Company sold 38,025,000 shares of common stock raising net proceeds of $5,885,000.

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

Under our Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), we may sell from time to time up to an aggregate of $25.0 million of shares of common stock through approximately January 2014, subject to specific registration requirements. From commencement through September 30, 2013, we sold a total of 10,533,333 shares of common stock to Aspire Capital for an aggregate of $6,206,000.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our interim chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2013, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During 2012, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the quarter ended September 30, 2013 was approximately $470,000 per month excluding capital expenditures and patent costs averaging $57,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through 2013. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

We presently lack sufficient manufacturing capabilities to produce our therapeutic product candidates at commercial scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the product.*

We expect that we would need to significantly expand our manufacturing capabilities to meet potential demand for our therapeutic product candidates, if approved. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand.

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

During the three and nine months ended September 30, 2013, we derived approximately 00% and 00%, respectively, of our revenues from a limited number of customers.*

During the three months ended September 30, 2013, one major customer accounted for 24% of our consolidated revenues and another major customer accounted for 13% of our consolidated revenues. During the nine months ended September 30, 2013, one major customer accounted for 18% of our consolidated revenues and another major customer accounted for 12% of our consolidated revenues. To the extent that any of these two significant customers, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of September 30, 2013, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Science Officer of International Stem Cell and a director, beneficially own approximately 48% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D and Series G Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our six directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing three series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established three separate series of outstanding preferred stock, including Series B, Series D and Series G Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.15 to $0.31 per share). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.*

On December 9, 2010, the Company entered into a purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of our common stock. As of September 30, 2013, we have sold Aspire Capital 10,533,333 shares of common stock for aggregate proceeds of $6,206,000, and we may sell Aspire Capital up to an additional $18,794,000 of our common stock in the future subject to registration requirements. Pursuant to the purchase agreement, the number of shares of common stock that we may designate Aspire Capital to purchase is dependent on the closing price of our common stock on the date that we provide Aspire Capital with a purchase notice directing it to purchase shares, and the purchase price per share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices of our common stock during the 12 consecutive business days preceding the date of sale. If we elect to sell additional shares to Aspire Capital under the Common Stock Purchase Agreement, depending upon market liquidity at the time, it may cause the trading price of our common stock to decline.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At September 30, 2013, there were 48,429,166 warrants, for which we have reserved 67,395,832 shares of common stock, and 17,914,518 vested and 5,780,175 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. For example, in July 2013 we issued securities in a capital raising transaction that included warrants that could result in the issuance of an additional 60 million shares of common stock. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.3	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.4	Certification of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 21, 2008, File No. 000-51891).

4.5	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.6	Warrant Certificate for warrants in connection with Series A Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 17, 2008, File No. 000-51891).

4.7	Warrant Certificate for warrants in connection with Series B Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.8	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.9	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

4.10	Form of Series B Warrant (incorporated by reference to Exhibit 4.9 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

10.1	Form of Subscription Agreement for July 2013 financing transaction (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

10.2	Placement Agent Agreement, dated July 19, 2013, between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 19, 2013, File No 000-51891).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

Exhibit	Description

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 12, 2013
	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/S/ Jay Novak
	Name:	Jay Novak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)