Form 10-K
period 2013-12-31
International Stem Cell CORP
filed 2014-03-17
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $18,793,000 based upon the closing price of the common stock on June 28, 2013 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2014 there were 154,375,053 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2014 is incorporated by reference into Part III of this Form 10-K.

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

Business Overview

International Stem Cell Corporation (sometimes referred to herein as “ISCO”, the “Company”, “we”, “us”, or “our”) is a biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue.

The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts. The Company has generated revenue from its two commercial businesses of $6.1 million and $4.6 million for the years ended December 31, 2013 and 2012, respectively.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals of differing genders, ages and racial background with minimal immune rejection after transplantation. ISCO’s collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the U.S. Food and Drug Administration (“FDA”).

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

•	Neural stem cells for treatment of Parkinson’s disease and potentially other neurological disorders, such as traumatic brain injury, stroke and Alzheimer’s disease.

•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, it is also possible to create islet cells for potential treatment of diabetes.

•	Three-dimensional eye structures to treat degenerative retinal diseases, corneal blindness, and to accelerate corneal healing.

Our most advanced project is our neural stem cell program where we anticipate filing an Investigational New Drug (IND) application with the FDA in late 2014 or early 2015 and, when approved, commence a Phase I clinical trial in collaboration with Duke University.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatment

Parkinson’s disease (“PD”) is the second most common neurodegenerative disease and, according to the Parkinson Disease Foundation, there are more than one million sufferers in the United States and more than $2 billion is spent on medication. Currently there is no cure for PD and the improvements in symptoms provided by PD drugs often diminish with time. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and potentially other central nervous system disorders in order to address this significant market opportunity.

Liver disease affects one in ten persons according to the American Liver Foundation, and is one of the top ten leading causes of death in the United States. There are more than 100 individual diseases of the liver and, for people with liver failure; the only effective treatment is full or partial organ transplantation. However, the demand for liver organs far exceeds the number available. According to the American Liver Foundation, over 16,000 individuals in the United States are waiting for a transplant. Using our proprietary technologies and know-how, we are creating liver cells from hpSCs that may be used to treat a variety of hepatic and metabolic liver diseases to address this significant market opportunity. Importantly, liver cell transplantation has already been used in early stage clinical trials to treat patients with liver failure and has proven especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant.

Corneal blindness currently affects between seven and eight million people worldwide according to the World Health Organization, with a significant number of those people in India where cultural and other reasons inhibit the donation of corneal tissue. Using our proprietary technologies and know-how, we are creating cornea-like structures from hpSCs. These clear hollow spheres are composed of tissue with a three-dimensional layered structure similar to what is found in normal corneal tissue. Portions or all of these tissue layers may be suitable for corneal transplantation in humans. In addition, corneal cells can be used for coating contact lenses to accelerate corneal healing.

Cosmeceutical Market – Skin Care Products

Anti-aging represents a significant portion of the facial skincare market and seems to be resilient to a recessionary economy. In key markets such as the U.S. and Asia, we believe that the facial skincare market is positioned for significant growth.

In order to make claims that products can actually diminish the signs of aging, marketers are constantly looking for new combinations of specialty ingredients. The category of skincare products based on biotechnology such as human stem cells is just beginning to be developed, and therefore we believe that it has significant growth potential. Our goal is to leverage our leadership in human stem cell technology to develop and commercialize advanced anti-aging skincare products for the retail and professional channels.

Our wholly-owned subsidiary, Lifeline Skin Care, Inc. (“LSC”), develops, manufactures and markets cosmetic skin care products to address this significant market opportunity. LSC has several products, which include our proprietary stem cell extract.

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

While we have continued to expand our sales and marketing efforts in order to increase revenue, to date we have generated limited and unpredictable revenues to support our core therapeutic research and development efforts. Underpinning our research into the therapeutic properties of hpSC, we plan to expand our collection of parthenogenetic stem cell lines by creating and banking new clinical-grade hpSC lines at our Oceanside, California facility. We intend to create these new lines according to good tissue practices (“GTP”) and current good manufacturing practices (“cGMP”) and use them as sources for our own internal development programs and to generate revenue through licensing opportunities. We are actively working with a number of in vitro fertility (“IVF”) clinics in the southern California region enrolling individuals who are willing to donate oocytes for research purposes in order to create new hpSC lines.

History

ISCO was incorporated in Delaware on June 7, 2005 under the name BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. On December 28, 2006 pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. As a result of this transaction, ISC California became wholly-owned by ISCO. This transaction was accounted for as a reverse merger for accounting purposes. On January 29, 2007, we changed our name to International Stem Cell Corporation.

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of Lifeline Cell Technology, LLC (“LCT”), which was organized in California in August 2001. As a result of the restructuring, LCT became wholly-owned by ISC California. Lifeline Skin Care, Inc. was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISCO California.

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

Why Not use Adult Cells Reprogrammed to become Pluripotent Cells?

Induced pluripotent cells (“iPSs”) benefit from not being derived from human embryos but may face a number of other limitations such as uncertainty as to which genes are turned on and off. Furthermore, like embryonic stem cells, iPSs have complex (“heterozygous”) immune compositions that are likely to cause the differentiated cells to be rejected by most patients.

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

We also have licensed worldwide rights to use a technology known as Somatic Cell Nuclear Transfer (“SCNT”) to create human stem cells. The President’s Council on Bioethics, as reported in the publication “Reproduction and Responsibility—The Regulation of New Biotechnologies 2004,” has agreed on a series of recommendations for the use of such technology. Countries such as the United Kingdom have made similar recommendations.

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

Our Facilities

We have built the capacity to manufacture human cells for use in preclinical and clinical trials and ultimately for therapeutic use through the completion of our cGMP manufacturing laboratories in Oceanside, California and Frederick, Maryland, which is currently cGMP ready. The Oceanside laboratory is unique and designed specifically for the derivation of clinical-grade parthenogenetic stem cell lines for our stem cell bank and their differentiated derivatives for future clinical trials.

Our Products

Therapeutic Product Candidates

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

•	Neural stem cells for treatment of Parkinson’s disease and potentially other neurological disorders, such as traumatic brain injury, stroke and Alzheimer’s disease.

•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, it is also possible to create islet cells for potential treatment of diabetes.

•	Three-dimensional eye structures to treat degenerative retinal diseases, corneal blindness, and to accelerate corneal healing.

Our most advanced project is our neural stem cell program where we anticipate filing an Investigational New Drug (IND) application with the FDA in late 2014 or early 2015 and, when approved, commence a phase 1 clinical trial in collaboration with Duke University.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

Skin Care Products

ISCO’s LSC subsidiary has developed daytime, nighttime and eye treatments, all of which use patented growth factors that have been extracted from human parthenogenic stem cells. The daytime treatment helps protect and defend the skin from environmental and chronological aging. The nighttime serum helps nurture collagen and elastin and helps build firmer, smoother, younger and healthier-looking skin. The eye treatment helps firm and tighten the more fragile skin around the eyes.

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

Often LCT’s research customers use our cell-based research products in their clinical research, eventually adapting them for therapeutic applications. If one of our research products is adopted by a successful producer of therapeutic cells, ISCO may become a supplier to the much larger therapeutic market through LCT’s products. This is based on the fact that once regulatory product submissions are made to the FDA and similar authorities, the media and reagents used during development cannot be changed easily after approval. These uses of LCT’s products bring opportunities to ISCO for future therapeutic products. Such is the case with LCT’s Fibrolife ® media, which CytoGraft (Novato, CA) is using as part of the process of creating its tissue engineered vascular grafts.

LCT products and applications include:

•	Human skin cells and associated reagents (DermaLife ®) for the study of skin disease, toxicology or wound healing.

•	Human cells from the heart and blood vessels and associated reagents (VascuLife ®), used by researchers to study cardiovascular disease and cancer.

•	Human bronchial and tracheal cell lines for the study of toxicity, cystic fibrosis, asthma and pathogenesis.

•	Human mammary epithelial cell lines for the study of breast cancer, three dimensional culture and carcinogen screening.

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

Parkinson’s disease. Parkinson’s disease (“PD”) is the second most common neurodegenerative disease and, according to the Parkinson Disease Foundation, there are more than one million sufferers in the United States and more than $2 billion is spent on medication. Currently there is no cure for PD and the improvements in symptoms provided by PD drugs often diminish with time. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and potentially other central nervous system disorders in order to address this significant market opportunity.

Liver disease. Liver disease affects one in ten persons according to the American Liver Foundation, and is one of the top ten leading causes of death in the United States. There are more than 100 individual diseases of the liver; and for people with liver failure, the only effective treatment is full or partial organ transplantation. However, the demand for liver organs far exceeds the number available. According to the American Liver Foundation, over 16,000 individuals in the United States are waiting for a transplant. Using our proprietary technologies and know-how, we are creating liver cells from hpSCs that may be used to treat a variety of hepatic and metabolic liver diseases to address this significant market opportunity. Importantly, liver cell transplantation has already been used in early stage clinical trials to treat patients with liver failure and has proven especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant.

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

Corneal disease. Corneal blindness currently affects between seven and eight million people worldwide according to the World Health Organization, with a significant number of those people in India where cultural and other reasons inhibit the donation of corneal tissue. Using our proprietary technologies and know-how, we are creating corneal-like structures from hpSCs. These clear hollow spheres are composed of tissue with a three-dimensional layered structure similar to what is found in normal corneal tissue. Portions or all of these tissue layers may be suitable for cornea transplantation in humans. In addition, corneal cells can be used for coating contact lenses to accelerate corneal healing.

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

Skin Care Market

Anti-aging represents a significant portion of the facial skincare market. Despite the recessionary economy, sales of anti-aging products continue to increase. Because consumers have limited discretionary spending, they are attracted to skincare products that are innovative, technologically advanced, and are recommended by a professional whom they know and trust.

Innovation is present at all levels of the market. In order to make claims that their products can actually diminish the signs of aging, marketers are constantly looking for new combinations of specialty ingredients—compounds that provide a demonstrable cosmetic or therapeutic effect. The category of “bio-tech” skin care is a whole new opportunity that is just beginning to be developed.

Research Market

The research market for cell systems consists of scientists performing basic and applied research in the biological sciences. Basic research involves the study of cell biology and biochemical pathways. Applied research involves drug discovery, vaccine development, clinical research and cell transplantation. The domestic market can be broken into three segments: (i) academic researchers in universities and privately-funded research organizations; (ii) government institutions such as the National Institutes of Health, the US Army, the US Environmental Protection Agency and others; and (iii) industrial organizations such as pharmaceutical companies and consumer product companies. It is estimated that the combined academic and government markets comprise approximately 40% of the total market and that the industrial segment comprises approximately 60%. We believe the following are the main drivers in the research market for commercial cell systems:

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

Intellectual Property

Patents

In 2013 we were granted three patents, covering different aspects and applications of our proprietary parthenogenetic technology. The first two patents, issued in the United States and Israel, covered various aspects of obtaining human embryonic stem cells using parthenogenetically activated oocytes. We currently have patents covering this technology in Russia, South Korea and South Africa and additional patent applications are pending in other countries. The third patent, granted in South Korea, covers our proprietary processes for the creation of synthetic corneas. This is our first patent to date covering this technology, and additional patent applications are pending in other countries. We have pending patents covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other patents and pending patent applications include intellectual property concerning skin care formulations and methods of manufacturing stem-cell based skin care products, methods to differentiate stem cells and methods to produce three dimensional corneal tissue constructs.

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

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Advanced Cell Technology (“ACTC”) for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to ACTC’s human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

The agreements with ACTC further provide that we are no longer obligated to make milestone payments or to meet any minimum research and development requirements. We will no longer pay any royalties related to the ACT IP or Infigen IP, and our obligation to pay a minimum license fee for the UMass IP has been reduced to $75,000 annually, payable in two installments to ACTC.

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

In 2013 and 2012, ISCO spent $3.6 million and $3.6 million on research and development activities, respectively. ISCO actively pursues sponsored research agreements with local and international research organizations and has established research collaborations with collaborators from Duke University, Yale University, The Scripps Research Institute (La Jolla), and the Sanford Burnham Medical Research Institute. We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic or research fields. In addition to the research collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

Competition

The development of therapeutic and diagnostic agents for human disease is intensely competitive. Pharmaceutical companies currently offer a number of pharmaceutical products to treat Parkinson’s disease, diabetes, liver diseases, retinal disease, corneal disease and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our therapeutic products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies.

Some of our primary competitors in the development of stem cell therapies are Stem Cells Inc., Advanced Cell Technology Inc., BioTime, Neuralstem, Inc., ReNeuron, and ViaCyte. Our primary competitors in the skin care market are Obagi, Skinceuticals, SkinMedica, and Murad. In the field of research products, our primary competitors for human cells, media and reagents are Lonza, EMD Millipore, Life Technologies (formerly Invitrogen), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM and distribution contracts. Approximately 27% of our sales in 2013 were from two customers. We anticipate increased sales in 2014 through our newly established distributors in Asia and India.

The skin care line was launched in November 2010 through the company’s own website—www.lifelineskincare.com. Since that time distribution has expanded to include destination and resort spas, dermatologists, plastic surgeons and international markets.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in development, manufacture and marketing of our proposed therapeutic and skin care products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that may be developed by us. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

We have made extensive progress in obtaining the necessary regulatory approvals of research protocols, informed consent documents and donor protection procedures to obtain oocytes in the U.S. for the production of our parthenogenetic stem cell bank. These approvals include: federally mandated Institutional Review Board (IRB) and State of California required Stem Cell Research Oversight (SCRO) committee.

Currently the U.S. government, though NIH appropriations restrictions, prohibits the use of federal funds in research involving parthenogenetic stem cells. Since we cannot receive federal funds for our stem cell research, we have decided to work with various foundations who are involved with stem cell research.

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (“IND”) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to establish safety pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, possible dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing; and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

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

Other Regulations

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Other Regulations for Lifeline Skin Care

The Federal Food, Drug and Cosmetic Act (“FFDCA”) and the Fair Packaging and Labeling Act (“FPLA”) provide the regulatory framework for selling cosmetics. The FFDCA oversees the safety of cosmetics. The FPLA ensures that the labeling is not false or misleading and includes all relevant information in a prominent and conspicuous manner.

Safety and efficacy testing of the products is performed by independent third party testing organization.

Employees

In addition to our four executive officers, we utilize the services of 38 full-time staff members.

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

We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and, as we increase our research and development activities, we expect our operating losses to increase significantly. Our commercial businesses have not generated revenues in amounts to support our research and development efforts, and we may not achieve that level of revenues in the foreseeable future.

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubts about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During 2013, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the fourth quarter ended December 31, 2013 was approximately $470,000 per month excluding capital expenditures and patent costs averaging $75,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2014 and beyond;

•	scientific progress in our research and development programs;

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

Through January 2017, we may direct Lincoln Park Capital Fund, LLC (“Lincoln Park”) to purchase up to $10.25 million worth of shares of our common stock under our Purchase Agreement with them, generally in amounts up to 200,000 shares of our common stock on any such business day. However, Lincoln Park shall not purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.05 per share, subject to adjustment as set forth in the Purchase Agreement.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all of the $10.25 million of common stock under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

If competitors develop and market products that are more effective, safer, or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited.

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

The development and commercialization of our product candidates is subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our other product candidates would likely have a material and adverse effect on our business and prospects.

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

We may be unsuccessful in our efforts to comply with applicable federal, state and international laws and regulations, which could result in loss of licensure, certification or accreditation or other government enforcement actions or impact our ability to secure regulatory approval of our product candidates.

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

We will continue to be subject to extensive FDA regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.

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

Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.

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

Although our stem cells are derived from unfertilized human eggs through a process called “parthenogenesis” that can produce cells suitable for therapy, but are believed to be incapable of producing a human being, such cells are nevertheless often incorrectly referred to as “embryonic” stem cells. Because the use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells, our research related to human parthenogenetic stem cells could become the subject of adverse commentary or publicity and some political and religious groups may still raise opposition to our technology and practices. In addition, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue, which, if applied to our procedures, may have the effect of limiting the scope of research conducted using our stem cells, thereby impairing our ability to conduct research in this field. In some states, use of embryos as a source of stem cells is prohibited.

To the extent we utilize governmental grants in the future, the governmental entities involved may retain certain rights in technology that we develop using such grant money and we may lose the revenues from such technology if we do not commercialize and utilize the technology pursuant to established government guidelines.

Certain of our licensors’ research have been or are being funded in part by government grants. Our research may also be government-funded in the future. In connection with certain grants, the governmental entity involved retains various rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research by reducing total revenues that might otherwise be available since such governmental rights may give the government the right to practice the invention without payment of royalties if we do not comply with applicable requirements.

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

The outcome of preclinical, clinical and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we may be unable to commercially produce our proposed products.

Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The clinical trials of our prospective products, or those of our licensees or collaborators, may not demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals. Similarly, the testing of such prospective products may not be completed in a timely manner, if at all, or only after significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our prospective products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our prospective products. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment in us.

Even if we are successful in developing a therapeutic application using our cell technologies, it is unclear whether cell therapy can serve as the foundation for a commercially viable and profitable business.

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

Although our licenses with Advanced Cell Technology allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Advanced Cell Technology, the cost of such remedies could be significant and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse effect on our business. Some of these licenses also contain restrictions ( e.g. , limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. In the future we may require further licenses to complete and/or commercialize our proposed products. We may not be able to acquire any such licenses on a commercially-viable basis.

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

Contractual arrangements with licensors or collaborators may require us to pay royalties or make other payments related to the development of a product candidate, which would adversely affect the level of our future revenues and profits.

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

Our products may be significantly more expensive to manufacture than other therapeutic products currently on the market today. We hope to substantially reduce manufacturing costs through process improvements, development of new methods, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these, or other improvements, and depending on the pricing of the product, our profit margins may be significantly less than that of other therapeutic products on the market today. In addition, we may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

We presently lack sufficient manufacturing capabilities to produce our therapeutic product candidates at commercial scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the product.

We expect that we would need to significantly expand our manufacturing capabilities to meet potential demand for our therapeutic product candidates, if approved. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand.

We do not presently have any alternate supply for our products. If our facilities where our products are currently being manufactured or equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, including if such facilities are deemed not in compliance with current Good Manufacturing Practice (“GMP”) requirements, future clinical studies and commercial production for our products would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with the regulatory requirements.

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

Our business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.

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

During the year ended December 31, 2013, we derived approximately 27% of our revenues from a limited number of customers.

During the year ended December 31, 2013, one major customer accounted for 17% of our consolidated revenues and another major customer accounted for 10% of our consolidated revenues. To the extent that any of these two significant customers, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of February 28, 2014, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 44% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D and Series G Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established three separate series of outstanding preferred stock, including Series B, Series D and Series G Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.1452 to $0.3028 per share as of February 28, 2014). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 10, 2013, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.25 million of our common stock from time to time through January 2017 at our discretion. As of February 28, 2014, we have sold 4,866,666 shares of our common stock to Lincoln Park for an aggregate purchase price of approximately $934,000. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $0.05 per share. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial tax losses during our history. Subject to various limitations, we may carryforward unused taxable losses, including those generated in the future, and other available credits to offset any future taxable income until the unused losses or credits expire. Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382 and Section 383, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post change income may be limited. Because of the cost and complexity involved in the analysis of a Section 382 ownership change and the fact that we do not have any taxable income to offset, we have not undertaken a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, our ability to utilize our NOL carryforwards or other tax attributes may be limited, which could result in an increased future tax liability to us.

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.

In the past, we have issued options and warrants to acquire shares of our common stock. At December 31, 2013, there were 44,983,988 warrants, for which we have reserved 45,650,654 shares of common stock, and 18,958,403 vested and 4,679,290 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. For example, in July 2013 we issued securities in a capital raising transaction that included warrants (including Series B Warrants, which resulted in the issuance of an additional 16,754,822 shares of common stock from the exercise of these Series B Warrants). Currently, there is the potential for an additional 38 million shares of common stock to be issued upon the future exercise of the remaining Series A Warrants from that transaction. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our lease for this facility expires in August 2016. The current base rent is $8,588 per month. The facility has leasehold improvements which include GMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The GMP clean rooms and the associated quality systems provide a “pilot manufacturing laboratory” that we believe will be uniquely suited for the creation, culture and differentiation of parthenogenetic stem cells for early stage clinical trials. We believe that this facility is well suited to meet our research, development and preclinical and clinical therapeutic production needs. However, we will need larger GMP manufacturing laboratories should any one of our therapeutic cells move to larger clinical trials or full-scale therapeutic manufacture. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

In addition to the primary research facility lease, we entered into a lease with S Real Estate Holding LLC (an affiliate of our CEO and Chief Scientific Officer) to allow the Company to expand into new corporate offices located in Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. The current base rent is $11,492 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

We lease a 5,520 square foot manufacturing facility in Frederick, Maryland, which we use for laboratory and administrative purposes. The current base rent is $11,644. The initial term of the lease expires in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture our research products and the administration facility will be used for sales and marketing and general administrative purposes. Our manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products. There is also a quality control and cell culture laboratory outfitted with the necessary cell isolation equipment, incubators, microscopes and standard cell culture equipment necessary to isolate and culture cells and conduct quality control tests to produce superior cell culture products.

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

As of February 28, 2014, we had 154,375,053 shares of common stock outstanding, and approximately 646 holders of record of our common stock, and we had 5,300,043 shares of preferred stock outstanding, and six holders of record of our preferred stock, with 5,300,043 shares of preferred stock being convertible into 47,245,689 shares of common stock.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC QB for each quarter during fiscal years 2013 and 2012, are reported below:

	Market Price
	High	Low
Fiscal Year 2013
First Quarter	$0.41	$0.19
Second Quarter	$0.34	$0.20
Third Quarter	$0.26	$0.13
Fourth Quarter	$0.27	$0.14
Fiscal Year 2012
First Quarter	$0.68	$0.38
Second Quarter	$0.55	$0.21
Third Quarter	$0.40	$0.22
Fourth Quarter	$0.29	$0.16

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

Recent Sales of Unregistered Securities

In December 2013, we sold 1,666,666 shares to Lincoln Park Capital Fund, LLC for a total of $250,000. These shares were sold to a single accredited investor in a private placement transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	5,738,450	$0.86	6,266,550
2010 Equity Participation Plan	10,289,950	$1.26	6,527,000
Equity compensation plans not approved by security holders (1)	7,609,293	$0.62	—

Total	23,637,693		12,793,550

(1)	Represents stock options granted to senior management and board members not under any of the Company’s Equity Participation Plans. The options were granted with different vesting terms, but will expire no later than 10 years from the date of grant.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

The Company has been in the development stage from inception through to the quarter ended September 30, 2013. During the quarter ended December 31, 2013, the Company exited the development stage based on a consistently, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. The Company has generated product revenues from our two commercial businesses of $6.1 million and $4.6 million for the years ended December 31, 2013 and 2012, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO’s collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the U.S. Food and Drug Administration (“FDA”).

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments. With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) metabolic/liver diseases; and 3) corneal blindness. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases and corneal like structures from hpSCs that may be suitable for cornea transplantation and corneal healing in humans.

Cosmeceutical Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum and Firming Eye Complex, all of which include our patented stem cell extract. LSC’s products are regulated as cosmetics. LSC’s products are sold nationally and internationally through a branded website, through professional channels (including dermatologists, plastic surgeons, medical, day and resort spas,) and distributors. Domestically, we plan to increase distribution of our products by increasing brand awareness and resonance through advertising, sales promotion and public relations. Internationally, we are increasing distribution and sales through agreements with specialty distributors in both Latin America and Asia.

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

We were originally incorporated in Delaware on June 7, 2005 as BTHC III, Inc. to effect the reincorporation of BTHC III, LLC, a Texas limited liability company, mandated by a plan of reorganization. On December 28, 2006 pursuant to a Share Exchange Agreement, BTHC III, Inc. issued 33,156,502 shares of common stock, representing approximately 93.7% of the common stock outstanding immediately after the transaction, to the shareholders of International Stem Cell Corporation, a California corporation (“ISC California”), in exchange for all outstanding stock of ISC California. This transaction is being accounted for as a “reverse merger” for accounting purposes.

ISC California was incorporated in California in June 2006 for the purpose of restructuring the business of LCT, which was organized in California in August 2001. As a result of the restructuring, LCT became wholly-owned by ISC California, which in turn is wholly-owned by us. LSC was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenue for the year ended December 31, 2013, totaled $6.15 million, compared to $4.57 million in 2012. LCT contributed $2.94 million or 48% of total revenue in 2013, compared to $2.38 million or 52% of total revenue in 2012. The increase of $560,000 or 24% in LCT’s revenue for 2013 was driven primarily by higher sales to OEM customers and international distributors. LSC’s revenue of $3.21 million in 2013 accounted for 52% of total revenue, compared to $2.19 million or 48% of total revenue in 2012. In 2013, LSC’s revenue increased by $1.02 million or 47% partially due to the one-time recognition of deferred revenue related to a change in estimate for our 30-day product return guarantee. We previously deferred all revenues from website sales until our 30-day product return guarantee had lapsed. In 2013, due to more reliable information available on actual historical returns for the two years ended December 31, 2013 and 2012, we were able to refine our estimated return rate. As a result of the change in estimate, we recognized previously deferred revenue of $277,000 and recorded an allowance for sales returns of $10,000, which is approximately 3% of one month’s sales. The remainder of the revenue increase is due to our strategic efforts to expand and diversify sources of revenue across all channels. We saw the greatest sales growth in website sales and professional accounts.

Cost of Sales

Cost of sales for the year ended December 31, 2013 was $1.64 million or 27% of revenue, compared to $1.27 million or 28% of revenue in 2012. The favorable reduction in cost of sales as a percentage of revenue in 2013 is primarily attributable to improvements in the manufacturing and supply chain management for LSC’s products resulting in a 3% decrease in cost of sales partially offset by a 2% increase in cost of sales for LCT primarily due to an $82,000 increase in the reserve for inventory obsolescence and expiration.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to further improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $3.56 million for the year ended December 31, 2013, compared to $3.60 million in 2012. R&D expense decreased approximately $39,000 or 1%. R&D is focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. Building on the NHP PD pilot study, in May 2013 we initiated a large-scale pharmacology/toxicology primate study, which is intended to form a critical component of our Investigational New Drug (IND) application that we anticipate filing in late 2014 or early 2015. We anticipate increased R&D expenditures in 2014 and 2015 as a result of this large-scale primate study and the added costs associated with the filing of the IND application.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Marketing expenses for the year ended December 31, 2013 amounted to $2.46 million, reflecting an increase of approximately $392,000 or 20%, as compared to $2.07 million in 2012. The increase in spending was primarily driven by enhanced efforts in e-commerce marketing support, promotion and advertising expense of approximately $247,000, increased employee-related spending of $126,000 due to increased staff, increased website costs of $52,000, and incentive plan accrual of $81,000, logistics related costs of $86,000, increased trade show expenses of $49,000 with resulting higher travel and meals expense of $42,000, increased rent and utilities of $26,000, and higher commission expense of $17,000. The increase was partially offset by a reduction of $246,000 in consulting expenses, $71,000 in stock-based compensation and stock issued for consulting costs, and $16,000 in product testing costs.

The increase in commission expense was due to increased sales during 2013 over 2012, but was partially offset by a savings of $69,000 in 2013 from 2012 due to reductions in a marketing arrangement with a consultant who promotes, markets, and sells skin care products for LSC. Prior and up to June 30, 2012, we incurred a 20% marketing fee on net profits generated from the consultant’s proprietary mailings. Subsequently in July 2012, we renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. For the month of December 2012, the commission rate was temporarily increased to 25% on net revenues derived from direct sales on qualifying volume of orders. For the years ended December 31, 2013 and 2012, we recorded $80,000 and $149,000, respectively, as commission expense related to this agreement.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013 were $6.03 million, reflecting a decrease of $1.41 million or 19%, compared to $7.44 million in 2012. The decrease is primarily attributable to a more streamlined operating cost structure including lower employee stock-based compensation of $684,000, reduced employee-related spending of $664,000 resulting from lower headcount, lower legal fees of $257,000, lower consulting expense of $253,000, lower corporate support expenses of $184,000, lower professional accounting fees of $132,000, a decrease in impairment of intangible assets totaling $138,000, lower board of director fees of $116,000, and lower travel and meals expense of $72,000. The decrease was partially offset by an increase in consulting fees for investor relations of $454,000, an incentive plan accrual of $230,000, an increase in stock-based compensation for services provided by consultants of $216,000, and higher temporary labor expense of $164,000.

Other Income/Expense

Other expense was $2.93 million for the year ended December 31, 2013, primarily due to recognizing $1.39 million for the fair value of warrant liability in excess of the investment proceeds received from our stock offering completed in July 2013, plus the associated financing costs of $738,000, plus the net loss from the subsequent revaluations of the warrant liability of $754,000 at each balance sheet date and upon warrant exercises. In 2012, we recorded other expense of $20,000.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, our cash and cash equivalents totaled $2.24 million and $654,000, respectively. At December 31, 2013 we had a working capital deficit of $2.40 million compared to working capital of $395,000 at December 31, 2012. The working capital deficit is due to the fair value of warrant liability of $4.93 million resulting from our S-1 July Registered Offering completed in July 2013.

Operating Cash Flows

Net cash used in operating activities was $5.64 million for the year ended December 31, 2013, compared to $6.69 million in 2012. The primary factor contributing to the variability in the reported cash flow amounts relates to the lower net loss after non-cash adjustments totaling $4.96 million in 2013, compared to $6.70 million in 2012.

Investing Cash Flows

Net cash used in investing activities was $896,000 for the year ended December 31, 2013, compared to $786,000 in 2012. Patent related spending approximated $729,000 during 2013. In addition, purchases of property and equipment totaling approximately $167,000 in 2013 consisted primarily of laboratory equipment, software, leasehold improvements and computer equipment.

Net cash used in investing activities was $786,000 for the year ended December 31, 2012. Purchases of property and equipment of $197,000 in 2012 consisted primarily of laboratory equipment, furniture, computer equipment and leasehold improvements related to new corporate offices. In addition, we made payments for patent licenses of $596,000 during 2012.

Financing Cash Flows

Net cash provided by financing activities was $8.12 million for the year ended December 31, 2013, compared to $6.79 million in 2012.

During the year ended December 31, 2013, we issued an additional 16.3 million shares of common stock in transactions that were not registered under the Securities Act of 1933. We issued a total of 1.2 million shares of common stock on various dates from January 1, 2013 through March 15, 2013 raising $264,000 from stock purchases by Aspire Capital, issued a total of 10.1 million shares of common stock on January 22, 2013 raising $2,025,000 from Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Simon Craw, our Executive Vice President Business Development, and issued 5 million shares of common stock on March 12, 2013 raising $1,000,000 from a stock purchase by Dr. Andrey Semechkin and by other investors with long-standing relationships with and who closely follow the Company.

On July 24, 2013, we completed a financing transaction under a Form S-1 Registration Statement filed with the U.S. Securities and Exchange Commission raising approximately $2.4 million in net proceeds (the “S-1 July Registered Offering”). Also during the third and fourth quarters of 2013, we raised additional net proceeds of $2.4 million upon partial exercise of the Series A and B Warrants issued as part of the S-1 July Registered Offering.

In December 2013 we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $10.25 million of our common stock (subject to certain limitations) from time to time through January 2017. Of the aggregate $10.25 million of our common stock that may be sold to Lincoln Park, on December 11, 2013, the trading day immediately preceding the date we first filed a registration statement for this transaction, we sold 1.67 million shares of our common stock to Lincoln Park for an aggregate purchase price of $250,000, which we refer to as the Initial Purchase. For further discussion of these transactions, see Note 6, Capital Stock, Common Stock transactions to our consolidated financial statements.

Net cash provided by financing activities was $6.79 million for the year ended December 31, 2012. We received approximately $4.94 million, net of stock issuance costs, from the issuance of five million shares of Series G Preferred Stock in 2012. For further discussion, see Note 6, Capital Stock, Series G Preferred Stock. In addition, we raised $2.09 million from the issuance of 5,000,000 shares of common stock to Aspire Capital Group and paid dividends of $237,000 to our preferred stockholders.

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

•	the accuracy of the assumptions underlying our estimates for capital needs in 2014 and beyond;

•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;

•	scientific progress in our research and development programs;

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

During the quarter ended December 31, 2013, we exited the development stage based on a consistently, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. We have been in the development stage from inception through to the quarter ended September 30, 2013, and have accumulated losses from inception through the year ended December 31, 2013, and expect to incur additional losses in the near future. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the year ended December 31, 2013 our average burn rate was approximately $470,000 per month, excluding capital expenditures and patent costs averaging $75,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2014. Based on the above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future.

We do not currently have any obligations for milestone payments under any of our licensed patents other than the minimum license fee of $75,000 annually payable, in two installments per year to Advanced Cell Technology pursuant to the amended UMass IP license agreement. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our consolidated financial statements.

Under our purchase agreement with Lincoln Park, we may sell from time to time up to an aggregate of $10.25 million of shares of common stock through January 2017. From January 15, 2014 through March 10, 2014, we sold a total of 3.8 million shares of common stock for an aggregate of approximately $817,000. For further discussion, see Note 12, Subsequent Events.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

Previously we were a Development Stage Company

During the quarter ended December 31, 2013, we exited the development stage based on a consistently, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. We have been in the development stage from inception through to the quarter ended September 30, 2013, and have accumulated losses from inception through the year ended December 31, 2013, and expect to incur additional losses in the near future. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts.

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

We recognize revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has expired.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents in banks located primarily in the United States. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured by the Federal Deposit Insurance Corporation (“FDIC”), regardless of the balance of the account, at all FDIC-insured institutions, upon the implementation of section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provided for unlimited insurance coverage of noninterest-bearing transaction accounts. After December 31, 2012, our accounts are guaranteed by the FDIC up to $250,000 per financial institution.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option of early adoption. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our management concluded that, at December 31, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

As of December 31, 2013, our executive officers were as follows:

Name	Principal Occupation	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	54
Jay Tibor Novak	Chief Financial Officer and Secretary	48
John Simon Craw	Executive Vice President of Business Development	51
Ruslan Semechkin	Chief Scientific Officer	28

Andrey Semechkin, Ph.D., Co-Chairman and Chief Executive Officer, has been a Director of the Company since December 2008. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Professor Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 20 years’ experience creating and managing businesses across different industries and scientific sectors.

Jay Tibor Novak, Chief Financial Officer, Mr. Novak has over 18 years of experience in finance and accounting. He joined the Company in July 2011 and had been serving as Director of Finance since May 2012. Prior to joining the Company, Mr. Novak served as Financial Reporting Manager at Volcano Corporation, a medical device company, from April 2010 to June 2011, as a financial consultant from September 2009 until March 2010, and as Associate Director of Finance at Nanogen, Inc. from April 2007 until August 2009. He previously served as Associate Director of Finance at Elan Pharmaceuticals and as Assistant Director of Finance at Isis Pharmaceuticals. He is a certified public accountant, having begun his career with Deloitte & Touche, LLP. He received a B.S. in Accountancy from California State University, Long Beach, and an MBA from University of California, Irvine.

John Simon Craw, Ph.D., Executive Vice President of Business Development, Dr. Craw obtained his Ph.D. in Chemistry from the University of Manchester and began his career at the University of Rio de Janeiro followed by positions at the University of Sydney and the University of Manchester. He has over 18 years of experience in research and development as well as operations and information technology at Merck, Astra-Zeneca and Novartis and as head of R&D Informatics and Regulatory Operations at ACADIA Pharmaceuticals. Dr. Craw’s has numerous scientific publications, has been a guest on numerous radio and television programs including National Public Radio and Fox News, and is a frequent speaker at international conferences.

Ruslan Semechkin, Ph.D., Chief Scientific Officer, became a Director in October 2008. Dr. Semechkin was trained in medical genetics, stem cell biology and international business administration, and holds an M.S. degree from Faculty of Fundamental Medicine of Moscow State University. He earned his Ph.D. degree in Physiology from Anokhin Research Institute of Normal Physiology, Russian Academy of Medical Sciences. Dr. Semechkin is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has publications in the field of clinical and molecular biology, and is author of various patent applications. Dr. Ruslan Semechkin is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial Statements:

2.	List of all Financial Statement schedules.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.5	Warrant Certificate for warrants in connection with Series B Preferred Stock Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.7	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

10.9*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.12	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 18, 2008, File No. 000-51891).

10.13*	Employment Agreement with Andrey Semechkin (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

Exhibit Number	Description

10.14*	Employment Agreement with Ruslan Semechkin (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

10.19*	Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed on March 30, 2010, File No. 000-51891).

10.23	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010, File No. 000-51891).

10.26*	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed March 30, 2010, File No. 000-51891).

10.27	Standard Multi-Tenant Office Lease – Gross Agreement, dated as of February 19, 2011, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2011, File No. 000-51891).

10.28	Series G Preferred Stock Purchase Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form-8-K filed on March 15, 2012, File No. 000-51891).

10.29	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.30	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.31*	Consulting Contract dated March 9, 2012, with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.32*	Agreement to Provide Consulting Services dated March 9, 2012, with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.33*	Agreement to Provide Consulting Services dated March 9, 2012, with Jeffrey D. Janus (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.34*	Consulting Agreement with James Berglund dated July 24, 2012 (incorporated by referenced to Exhibit 4.8 of the Registrant’s Form 10-Q filed on November 8, 2012, File No. 000-51891).

10.35	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012, File No. 000-51891).

10.36	Securities Purchase Agreement dated January 22, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

10.37	Form of Warrant Agreement for January 22, 2013 Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

10.38	Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.39	Amended and Restated License Agreement with Advanced Cell Technology, Inc. (UMass IP) (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.40	Amended and Restated License Agreement dated February 7, 2013 with Advanced Cell Technology, Inc. (Infigen IP) (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.41	Securities Purchase Agreement dated March 12, 2013 (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.42	Form of Common Stock Warrant Agreement for March 2013 Securities Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.43	Amendment, effective July 1, 2011, to Standard Multi-Tenant Office Lease with S Real Estate Holdings LLC (incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K filed on March 26, 2013, File No. 000-51891).

Exhbit Number	Description

10.44

Common Stock Purchase Agreement dated as of December 10, 2013, with Lincoln Park Capital Fund, LLC (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed December 11, 2013,

File No. 000-51891).

10.45	Registration Rights Agreement dated as of December 10, 2013, with Lincoln Park Capital Fund, LLC (incorporated by reference Exhibit 10.2 of the Registrant’s Form 8-K filed December 11, 2013, File No. 000-51891).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form S-1 filed on December 17, 2010, File No. 333-171233).

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ JAY NOVAK
Name:	Jay Novak
Title:	Chief Financial Officer

Dated: March 17, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/S/ ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March17, 2014
Andrey Semechkin

/S/ JAY NOVAK	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014
Jay Novak

/S/ RUSLAN SEMECHKIN	Chief Scientific Officer and Director	March 17, 2014
Ruslan Semechkin

/S/ DONALD A. WRIGHT	Director	March 17, 2014
Donald A. Wright

/S/ PAUL V. MAIER	Director	March 17, 2014
Paul V. Maier

/S/ CHARLES J. CASAMENTO	Director	March 17, 2014
Charles J. Casamento

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and Subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Stem Cell Corporation and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

San Diego, California

March 17, 2014

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2013	December 31, 2012

Assets
Cash and cash equivalents	$2,243	$654
Accounts receivable, net of allowance for doubtful accounts of $19 and $4 at December 31, 2013 and 2012, respectively	306	273
Inventory, net	1,369	1,199
Prepaid expenses and other current assets	658	456
Restricted cash	50	—

Total current assets	4,626	2,582
Property and equipment, net	830	1,134
Intangible assets, net	2,250	1,634
Deposits and other assets	33	20

Total assets	$7,739	$5,370

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Accounts payable	$532	$969
Accrued liabilities	1,290	730
Deferred revenue	3	233
Related party payable	21	5
Advances	250	250
Fair value of warrant liability	4,925	—

Total current liabilities	7,021	2,187

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding at December 31, 2013 and 2012, with liquidation preference of $5,000 at December 31, 2013 and 2012	4,941	4,941

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at December 31, 2013 and 2012, with liquidation preference of $4,320 at December 31, 2013 and 2012	—	—
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at December 31, 2013 and 2012, liquidation preferences of $403 and $385 at December 31, 2013 and 2012, respectively	—	—
Series C Preferred stock, $0.001 par value, 0 and 3,000,000 shares authorized, 0 and 2,000,000 issued and outstanding at December 31, 2013 and 2012, respectively, with liquidation preferences of $0 and $2,507 at December 31, 2013 and 2012, respectively	—	2
Common stock, $0.001 par value, 300,000,000 shares authorized, 151,175,053 and 87,388,815 issued and outstanding at December 31, 2013 and 2012, respectively	151	87
Additional paid-in capital	77,897	69,945
Accumulated deficit	(82,271)	(71,792)

Total stockholders’ deficit	(4,223)	(1,758)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$7,739	$5,370

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012
Revenues
Product sales	$6,147	$4,567

Total revenue	6,147	4,567

Expenses
Cost of sales	1,643	1,272
Research and development	3,560	3,599
Selling and marketing	2,457	2,065
General and administrative	6,033	7,446

Total expenses	13,693	14,382

Loss from operating activities	(7,546)	(9,815)

Other income (expense)
Fair value of warrant liability in excess of proceeds	(1,390)	—
Financing transaction costs	(738)	—
Change in fair value of warrant liability	(754)	38
Miscellaneous expense	(74)	(61)
Interest expense	(3)	(2)
Sublease income	26	7

Total other (expense), net	(2,933)	(18)

Loss before income taxes	(10,479)	(9,833)
Provision for income taxes	—	—

Net loss	$(10,479)	$(9,833)

Deemed dividend on preferred stock	$—	$(1,375)
Dividends on preferred stock	$—	$(129)

Net loss attributable to common stockholders	$(10,479)	$(11,337)

Net loss per common share-basic and diluted	$(0.09)	$(0.13)

Weighted average shares-basic and diluted	123,088	85,936

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2013 and 2012

(in thousands)

	Convertible Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
					Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31,2011	—	$—	80,036	$80	500	$1	300	$—	2,000	$2	—	$—	$63,995	$(60,455)	$3,623
Issuance of convertible redeemable Series G preferred stock, net of issuance costs of $59	5,000	4,941
Beneficial conversion feature for Series G preferred stock		(1,375)											1,375		1,375
Issuance of common stock
From conversion of Series A preferred stock			2,000	2	(500)	(1)							(1)		—
For cash			5,000	5									2,079		2,084
For services			335	—									59		59
From exercise of options			18	—									4		4
Stock-based compensation													2,361		2,361
Warrants issued for services													73		73
Accrued dividend on preferred stock		93												(222)	(222)
Reversal of dividend accreted		(93)												93	93
Deemed dividend on preferred stock		1,375												(1,375)	(1,375)
Net loss for the year ended December 31, 2012														(9,833)	(9,833)

Balance at December 31,2012	5,000	4,941	87,389	87	—	—	300	—	2,000	2	—	—	69,945	(71,792)	(1,758)
Issuance of common stock from conversion of Series C preferred stock			8,000	8					(2,000)	(2)			(6)		—
Issuance of common stock
For cash, net of issuance costs of $178			37,991	38									3,343		3,381
For services			840	1									239		240
From exercises of warrants, net of commissions of $98			16,955	17									2,683		2,700
Stock-based compensation													1,693		1,693
Net loss for the year ended December 31, 2013														(10,479)	(10,479)

Balance at December 31,2013	5,000	$4,941	151,175	$151	—	$—	300	$—	—	$—	—	$—	$77,897	$(82,271)	$(4,223)

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(10,479)	$(9,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	474
Warrants issued for services	—	73
Stock-based compensation expense	1,693	2,361
Common stock issued for services	240	59
Fair value of warrant liability in excess of proceeds	1,390	—
Financing transaction costs	738	—
Change in fair value of warrant liability	754	(38)
Allowance for doubtful accounts	23	—
Allowance for inventory obsolescence	90	(40)
Allowance for sales returns	10	—
Loss on disposal of fixed assets	68	56
Impairment of intangible assets	52	190
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(55)	(133)
(Increase) decrease in inventory	(260)	109
(Increase) decrease in prepaid assets and other assets	(202)	(182)
(Increase) decrease in restricted cash	(50)	—
(Increase) decrease in deposits	(13)	(4)
Increase (decrease) in accounts payable	(437)	192
Increase (decrease) in accrued expenses	550	(22)
Increase (decrease) in deferred revenue	(230)	44
Increase (decrease) in related party payable	16	5

Net cash used in operating activities	(5,638)	(6,689)

Investing activities
Purchases of property and equipment	(167)	(197)
Proceeds from sale of fixed assets	—	7
Payments for patent licenses and trademarks	(729)	(596)

Net cash used in investing activities	(896)	(786)

Financing activities
Proceeds from issuance of common stock	6,538	2,084
Proceeds from issuance of preferred stock	—	4,941
Proceeds from exercise of warrants and options	2,386	4
Payment of preferred stock dividends	—	(237)
Payment of stock issuance costs	(801)	—

Net cash provided by financing activities	8,123	6,792

Net increase (decrease) in cash and cash equivalents	1,589	(683)
Cash and cash equivalents, beginning of period	654	1,337

Cash and cash equivalents, end of period	$2,243	$654

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$2

Non-cash financing activities:
Accretion of preferred stock dividends	$—	$93

Deemed dividend on preferred stock	$—	$1,375

Reversal of preferred dividends accreted	$—	$(93)

Warrants issued for placement agent services	$115	$—

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

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets cosmeceutical products, utilizing an extract derived from the Company’s human parthenogenetic stem cell technologies.

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $470,000 per month, excluding capital expenditures and patent costs averaging $75,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2014. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In the first quarter of 2013, to obtain funding for working capital purposes, the Company sold a total of 16,325,000 shares of common stock raising net proceeds of approximately $3,266,000. In July 2013, the Company closed a financing transaction contemplated by an S-1 Registration Statement (the “S-1 July Registered Offering”) on file with the U.S. Securities and Exchange Commission (the “SEC”). The Company issued 20,000,000 Units in this transaction, raising net proceeds of approximately $2,377,000. Each Unit issued consists of a share of common stock and a Series A Warrant. Each purchaser also received a Series B Warrant for each Unit purchased. During the third quarter of 2013, the Company received net proceeds of $242,000 upon the exercise of 1,700,000 Series B Warrants for 1,700,000 additional Units. During the fourth quarter of 2013, the Company received additional net proceeds of $2,144,000 upon the exercise of 15,054,822 Series B Warrants for 15,054,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 2013, and upon exercise of 200,000 Series A Warrants for common stock. For further discussion regarding these transactions, see Note 6, Capital Stock.

In December 2013, the Company filed a registration statement with the SEC that, following effectiveness, would allow us to sell up to $10,250,000 of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) from time to time through January 2017 at the Company’s discretion. The registration statement was declared effective on January 13, 2014. However, the Company cannot predict the timing or amount of any funds that it may actually receive. From January 15, 2014 through March 10, 2014, to obtain funding for working capital purposes, the Company sold a total of 3,800,000 shares of common stock raising approximately $817,000. For further discussion, see Note 12, Subsequent Events.

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company has been in the development stage from inception through to the quarter ended September 30, 2013. During the quarter ended December 31, 2013, the Company exited the development stage based on a consistently, increasing revenue trend and more significant revenue totals generated from its two commercial businesses. The Company has generated product revenues from the two commercial businesses of $6,147,000 and $4,567,000 for the years ended December 31, 2013 and 2012, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Reclassification

Certain amounts within the Consolidated Statements of Operations for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported results of operations.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company is required to maintain $50,000 in a restricted certificate of deposit account in order to fully collateralize two revolving credit card accounts.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2013 and 2012, the Company had an allowance for doubtful accounts of $19,000 and $4,000, respectively.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $2,760,000 and $2,083,000 at December 31, 2013 and 2012, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the years ended December 31, 2013 and 2012 amounted to $61,000 and $54,000, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2013 and 2012 was $510,000 and $449,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $52,000 and $190,000 of impairment losses on its long-lived assets during the years ended December 31, 2013 and 2012, respectively.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 48% and 52% of total revenue in 2013 and 2012, respectively. LSC’s revenue accounted for 52% and 48% of total revenue in 2013 and 2012, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from LSC products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee to be approximately 3% for the years ended December 31, 2013 and 2012. As such at December 31, 2013, the Company recorded an estimated allowance for sales returns of $10,000, and a one-time recognition of prior deferred revenue of $277,000, offset by prior deferred cost of sales of $21,000 for net deferred revenue recognition of $256,000.

During 2012, the Company deferred all revenue associated with website sales until the 30-day product return guarantee had lapsed due to insufficient historical data of sales returns to accurately estimate an allowance for sales returns. In addition, all costs associated with these product sales were also deferred so that a net deferred revenue balance was reflected. At December 31, 2012, net deferred revenue totaled $233,000.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2013 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—

LIABILITIES:
Warrants to purchase common stock	$4,925	$—	$—	$4,925

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2012 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity):

Warrants to purchase common stock
Ending balance at December 31, 2011	$38
Issuances of warrants	—
Adjustments to estimated fair value due to expiry	(38)

Ending balance at December 31, 2012	—
Issuances of warrants	5,986
Exercise of warrants	(1,815)
Adjustments to estimated fair value	754

Ending balance at December 31, 2013	$4,925

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of December 31, 2013 and 2012 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date as necessary in 2013 and 2012 using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At December 31, 2013, there were 145,000 non-vested restricted stock awards, 18,958,403 vested and 4,679,290 non-vested stock options outstanding, and 44,983,988 warrants outstanding, which were convertible into 45,650,654 shares of common stock; and at December 31, 2012, there were 335,000 non-vested restricted stock awards, 3,500,000 warrants, and 15,407,902 vested and 7,969,230 non-vested stock options outstanding. These restricted stock awards, stock options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option of early adoption. The Company intends to adopt this guidance at the beginning of the first quarter of fiscal year 2014, and do not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

2. Inventory

Inventories are accounted for using the first-in, first-out (FIFO) method for LSC products, and specific identification method for LCT products. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolete inventory and adjusted accordingly. The components of inventories are as follows (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$147	$276
Work in process	446	211
Finished goods	902	748

Total	1,495	1,235
Less: allowance for inventory obsolescence	(126)	(36)

Inventory, net	$1,369	$1,199

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Machinery and equipment	$1,170	$1,072
Computer equipment	246	347
Office equipment	203	225
Leasehold improvements	745	830

	2,364	2,474
Less: accumulated depreciation and amortization	(1,534)	(1,340)

Property and equipment, net	$830	$1,134

Depreciation expense for the years ended December 31, 2013 and 2012 were $403,000 and $420,000, respectively.

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

On May 14, 2004, LCT amended the licensing agreement with ACT for the exclusive worldwide patent rights for the following ACT technologies: UMass IP, ACT IP and Infigen IP. The additional license fees paid were $400,000.

On February 7, 2013, the Company and ACT entered into Amended and Restated License Agreements (the “Amendment”) for the purpose of completely amending and restating the terms of the license agreements. Under the terms of the Amendment, the Company acquired exclusive world-wide rights to all human therapeutic uses and cosmetic uses from ATC and Infigen’s early work on parthenogenic-derived embryonic stem cells, as well as certain rights to patents covering Single Blastomere technology.

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to ACT under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to ACT. Total license fees paid were $75,000 and $150,000, for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the total amounts capitalized related to the acquired ACT licenses were $747,000, and $1,970,000 related to other patent acquisition costs.

At December 31, 2013, future amortization expense related to the intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2014	$62
2015	62
2016	62
2017	62
2018	62
Thereafter	1,897

Total	$2,207

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2013, no revenues were realized from this agreement.

	December 31, 2013	December 31, 2012
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of December 31, 2013, the Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Preferred Stock Transactions

Series A Preferred Stock

On January 15, 2008, to raise funds, the Company entered into a subscription agreement with accredited investors for the sale of between 1,000,000 and 5,000,000 Units of Series A Preferred Stock (“Series A Preferred”). Series A Units consist of one share of Series A Preferred and two Warrants (“Series A Warrants”) to purchase common stock for each $1.00 invested. The Series A Preferred was convertible into shares of common stock at market price on the date of the first finance closing, but not to exceed $1 per share and the Series A Warrants are exercisable at $0.50 per share.

During the second quarter of 2010, the holders of the warrants issued to the purchasers of Series A Preferred signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price was fixed at $0.25.

On March 30, 2012, the holder of the remaining 500,000 shares of Series A Preferred converted his shares to a total of 2,000,000 shares of common stock. As of December 31, 2012, there were no shares of the Series A Preferred issued and outstanding. In May 2012, the Company filed a Certificate of Elimination for the Series A Preferred stock to remove the powers, designations, preferences, privileges and other rights of the Series A Preferred stock.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants. The Series B Preferred and Series B Warrants contained anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the Series B Preferred or the exercise price of the Series B Warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series B Preferred to $0.20. As a result of the 2013 S-1July Registered Offering discussed below, the conversion price for the Series B Preferred was reduced to $0.15 and $0.1452 in the third and fourth quarters of 2013, respectively. The Series B Preferred has a priority (senior to the shares of common stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of December 31, 2013 and 2012, there were 300,000 shares of the Series B Preferred issued and outstanding.

During the second quarter of 2010, the holders of the warrants issued to the purchasers of Series B Preferred signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price was fixed at $0.25

Series C Preferred Stock

On August 20, 2008, to obtain funding for working capital, the Company entered into a subscription agreement with an accredited investor (the “Series C Investor”) to sell for $3,000,000 up to 3,000,000 shares of Series C Preferred Stock (“Series C Preferred”) at a price of $1.00 per Series C Preferred share. The Series C Preferred was convertible into shares of common stock at $0.25 per share. The Series C Preferred had priority over the common stock on any sale or liquidation of the Company equal to the purchase price of the Series C Preferred shares, plus a liquidation premium of 6% per year, but such payment would be made only after payment in full of the liquidation preferences payable to holders of any shares of Series A Preferred and Series B Preferred stock then outstanding. If the Company elects to declare a dividend in any year, it must first pay to the Series C Preferred a dividend in the amount of the dividend the Series C Preferred holder would receive if converted just prior to the dividend declaration. Each share of Series C Preferred had the same voting rights as the number of shares of common stock into which it would be convertible on the record date.

On August 20, 2008, 700,000 shares of Series C Preferred were sold and 1,300,000 shares of Series C Preferred were sold on September 23, 2008. All the Series C Preferred was issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director.

As of December 31, 2013 and 2012, there were 0 and 2,000,000 shares of the Series C Preferred issued and outstanding, respectively. On January 22, 2013, the holders of Series C Preferred converted all of the outstanding shares of Series C Preferred into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock. On April 10, 2013, the Company filed a Certificate of Elimination for the Series C Preferred stock. The Certificate of Elimination amended the provisions of the Certificate of Incorporation of the Company to eliminate the powers, designations, preferences, privileges and other rights of the Series C Preferred stock.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) to sell for up to $5,000,000 or up to 50 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share. The Company sold 43 shares for total proceeds of $4,700,000 in the Series D Preferred round.

Of the Series D Preferred issued, 10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, and Dr. Ruslan Semechkin, Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of December 31, 2013 and 2012, there were 43 shares of the Series D Preferred issued and outstanding.

Historically, the Series D Preferred earned cumulative dividends at a rate of 10% per annum through December 31, 2011 and 6% per annum effective January 1, 2012, payable 15 days after each quarter end. On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D Preferred and Series G Preferred entered into a Waiver Agreement (the “Waiver Agreement”) pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D Preferred and Series G Preferred. Under the Waiver Agreement, the holders of Series D Preferred and Series G Preferred are restricted from transferring any shares of Series D Preferred unless the transferee agrees to be bound by the Waiver Agreement.

On December 4, 2012, the holders of all of the outstanding shares of Series D Preferred executed a Waiver of Anti-Dilution Rights (the “Anti-Dilution Waiver”) pursuant to which such holders waived all anti-dilution adjustment rights under the Certificate of Designation for the Series D Preferred in connection with the offering of securities pursuant to the registration statement originally filed with the SEC on October 18, 2012, including the shares issuable on exercise of all warrants registered thereunder. The Anti-Dilution Waiver applied to the financing transaction that closed on July 24, 2013. The Anti-Dilution Waiver does not apply to any future issuances of securities which would otherwise trigger anti-dilution adjustments under the Certificate of Designation for the Series D Preferred. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series D Preferred to $0.20. During December 2013, the Company issued additional shares of common stock at $0.15 per share, triggering an adjustment in the current conversion price of the Series D Preferred to $0.15 per share.

During the years ended December 31, 2013 and 2012, dividends of $0 and $237,000, respectively, were paid to the holders. As of December 31, 2013 and 2012, no Series D Preferred dividends were accrued.

Series G Preferred Stock

On March 9, 2012, the Company entered into a Series G Preferred Stock Purchase Agreement (the “Series G Agreement”) with AR Partners, LLC (the “Purchaser”) to sell 5,000,000 shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Dr. Ruslan Semechkin, Chief Scientific Officer and a director.

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

The Series G Preferred shares have priority over the Series B Preferred and common stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred then outstanding. Historically, from the date of issuance of the Series G Preferred, cumulative dividends at the rate per annum of six percent (6%) of the Purchase Price per share accrued quarterly on such shares of Series G Preferred. Each share of Series G Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which such nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company’s next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G Preferred directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shall be independent based on the NASDAQ listing requirements.

On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D Preferred and Series G Preferred entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D Preferred and Series G Preferred. Accordingly, dividends from inception in the amount of $93,000 accreted to the carrying value of Series G Preferred have been reversed. Under the Waiver Agreement, the holders of Series D Preferred and Series G Preferred stock are restricted from transferring any shares of Series D Preferred or Series G Preferred unless the transferee agrees to be bound by the Waiver Agreement. As of December 31, 2013 and 2012, there were no dividends accrued on Series G Preferred. No dividends were paid to the holders during the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

The Company determined that the Series G Preferred have a contingent redemption feature allowing redemption by the holder under only some very limited circumstances (“deemed liquidation events”). As the event that may trigger the redemption of the convertible preferred stock is not solely within the Company’s control, the convertible preferred stock has been classified as mezzanine equity (outside of permanent equity) on the Company’s consolidated balance sheet. Additionally, legal costs related to the Series G Preferred financing in the amount of $59,000 were recorded in the mezzanine equity as well.

The Company determined, as the initial conversion price at the date of close of the Series G Preferred transaction was lower than the closing market price on March 9, 2012, that a beneficial conversion feature existed in the amount of $1,375,000. Such amount was recorded as a discount on the Series G Preferred stock with a corresponding increase in additional paid-in capital. Based on the appropriate accounting guidance, the Company is required to recognize the discount over the period of time from the issuance of preferred shares until the convertible preferred shares can be first converted. As the Series G Preferred are convertible immediately following their issuance, the discount amount of $1,375,000 was recognized in March 2012 as deemed dividend with a corresponding increase in accumulated deficit. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series G Preferred to $0.37 per share, and the conversion ratio to 2.67 shares of common stock for every share of Series G Preferred. As a result of the 2013 S-1 July Registered Offering during the third quarter of 2013, the conversion price and the conversion ratio for the Series G Preferred were adjusted to $0.30 per share and 3.28 shares, respectively. During December 2013, the Company issued additional shares of common stock at $0.15 per share, triggering an adjustment in the current conversion price and the conversion ratio for the Series G Preferred to $0.3039 per share 3.291 shares, respectively.

Common Stock Transactions

Aspire Common Stock Purchase Agreement

On December 9, 2010, Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provided that, subject to certain conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $25,000,000 of common stock over the term of the Purchase Agreement. The Purchase Agreement expired in December 2013.

In connection with the execution of the Purchase Agreement, the Company sold Aspire 333,333 shares of common stock for a total of $500,000. Under the Purchase Agreement, the Company also agreed to pay Aspire Capital a commitment fee of 500,000 shares of its common stock. The Company was not obligated to pay any additional expense reimbursement or any placement agent fees in connection with the transaction. On any day on which the principal market for shares of the Company’s common stock is open for trading, over the three-year term of the Purchase Agreement, the Company had the right, in its sole discretion, to provide Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase the number of shares of common stock specified in the Purchase Notice. The number of shares the Company could designate in the Purchase Notice varied based on the closing price of the common stock on the date of the Purchase Notice. The purchase price per share for each Purchase Notice was the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities.

During the years ended December 31, 2013 and 2012, the Company issued 1,200,000 and 5,000,000 shares of common stock, respectively, to Aspire Capital, raising $264,000 and $2,084,000, respectively, which was used to fund its research and operational activities.

2013 Securities Purchase Agreements for Common Stock

On January 22, 2013, to obtain funding for working capital purposes, the Company entered into a Securities Purchase Agreement (the “January 2013 Purchase Agreement”) with Dr. Andrey Semechkin and Dr. Simon Craw to sell a total of 10,125,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $2,025,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Simon Craw is the Company’s Executive Vice President Business Development. The sale of the shares of common stock was completed on January 22, 2013. In connection with the sale of these shares the Company issued to each purchaser a warrant, exercisable for a period of 5 years, to purchase a number of shares of common stock equal to 50% of the shares purchased by that purchaser, for a total of 5,062,500 shares subject to the warrants at an exercise price of $0.20 per share.

On March 12, 2013, to obtain funding for working capital purposes, the Company entered into a Securities Purchase Agreement (the “March 2013 Purchase Agreement”) with certain investors, including Dr. Andrey Semechkin, to sell a total of 5,000,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $1,000,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer and purchased $100,000 worth of common stock. Each of the other investors has had a long-standing relationship with the Company and has closely followed the Company. The sale of the shares of common stock was completed on March 12, 2013. In connection with the sale of these shares the Company issued to each investor a warrant, exercisable for a period of five years, to purchase a number of shares of common stock equal to 50% of the shares purchased by that investor, for a total of 2,500,000 shares subject to the warrants at an exercise price of $0.20 per share.

2013 S-1 July Registered Offering

On July 19, 2013, to obtain funding for working capital purposes, the Company entered into subscription agreements with certain investors (the “Investors”) relating to the sale by the Company of (i) 20,000,000 units (each a “Unit”, and collectively, the “Units”), with each Unit consisting of (x) one share of common stock, par value $0.001 per share, and (y) one Series A Warrant to purchase one share of the Company’s common stock at an exercise price of $0.15 per share and (ii) 20,000,000 Series B Warrants, each to purchase one Unit, for aggregate gross proceeds of $3,000,000, before placement agent fees and other estimated offering expenses and fees (the “Offering”). The Units were not issued or certificated. The Investors received only shares of common stock, Series A Warrants and Series B Warrants. The common stock, the Series A Warrants and the Series B Warrants were and may be transferred separately immediately after their issuance. Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, purchased 5,998,999 Units and 5,998,999 Series B Warrants in the Offering; and Ruslan Semechkin, the Company’s Chief Scientific Officer, purchased 667,667 Units and 667,667 Series B Warrants in the Offering for an aggregate price of $1,000,000.

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

The Series A Warrants were immediately exercisable at an exercise price of $0.15 per share and will expire on the fifth anniversary of the initial date of issuance. Upon full exercise of the Series B Warrants, the Company could issue additional Series A Warrants to purchase up to an aggregate of 20,000,000 shares of the Company’s common stock. All Series A Warrants have the same expiration date. See Note 9, Stock Options and Warrants, Warrants Issued with Common Stock for detailed discussion of the anti-dilution provisions of the Series A Warrants.

The Series B Warrants were immediately exercisable at an initial exercise price of $0.15, subject to adjustment and expired on October 24, 2013.

The net proceeds to the Company from the Offering, after deducting placement agent fees and cash offering expenses borne by the Company, and excluding any proceeds, from the exercise of the warrants issued in the offering, was approximately $2,377,000. The Offering closed on July 24, 2013.

During the year ended December 31, 2013, the Company received net proceeds of $2,356,000 upon the exercise of 16,754,822 of the Series B Warrants issued in July 2013 for 16,754,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 3013. The total additional Units consisted of 16,754,822 shares of common stock and 16,754,822 Series A Warrants. Of the 16,754,822 Series B Warrants exercised during the year ended December 31, 2013, there were 12,304,822 subject to an adjusted exercise price of $0.1452 per Unit for net proceeds of approximately $1,722,000. The remaining 4,450,000 were exercised prior to the adjustment date at $0.15 per Unit for net proceeds of approximately $634,000. See Note 9, Stock Options and Warrants, Warrants Issued with Common Stock for detailed discussion of the price adjustment provisions of the Series B Warrants.

Of the Series B Warrants exercised, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, exercised 2,754,821 Series B Warrants; and Ruslan Semechkin, the Company’s Chief Scientific Officer, exercised 667,667 Series B Warrants for an aggregate price of $497,000.

In addition, during the year ended December 31, 2013, the Company received net proceeds of $30,000 upon the exercise of 200,000 of the Series A Warrants issued in July 2013 for 200,000 shares of common stock at an exercise price of $0.15 per share.

On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised. At December 31, 2013, total Series A and Placement Agent warrants outstanding were 36,554,822 and 666,666, respectively, which the Company has reserved 37,888,154 shares of common stock for future issuance.

The Company accounts for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A Warrant, Series B Warrant, and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance on July 24, 2013, at the various warrant exercise dates, on October 24, 2013, the expiration date of the Series B Warrants, and at December 31, 2013 using the Monte-Carlo simulation model. The fair value is affected by changes in inputs to the model. The following assumptions were used as inputs to the model at December 31, 2013: stock price of $0.21 and warrant exercise price of $0.15 as of the valuation date; the Company’s historical stock price volatility of 84.3%; risk free interest rate on U.S. treasury notes of 1.55%; warrant expiration of 4.56 years; and a zero dividend rate for the Series A Warrants and the Placement Agent Warrants; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.15 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1,390,000. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1,725,000, $2,645,000 and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liability of $4,485,000 and $4,925,000 as of the issuance date of July 24, 2013 and the revaluation date of December 31, 2013, respectively. During the year ended December 31, 2013, the Company recorded a net change in fair value of warrant liability expense of $754,000, in the Consolidated Statements of Operations related to the change in fair value due to the revaluation at December 31, 2013, the change in fair value of the Series A and B Warrants at each exercise date, and for the 3,245,178 Series B Warrants, which expired unexercised on October 24, 2013. As a result of the fair value of the warrant liability at issuance exceeding the total gross proceeds received, the transaction financing costs of $738,000 were recognized as additional other expense. As a result of these three line items on the Consolidated Statements of Operations, the Company recognized a net effect to other expense of $2,882,000 related to the 2013 S-1 July Registered Offering for the year ended December 31, 2013.

2013 Lincoln Park Capital Fund, LLC Stock Purchase Agreement

On December 10, 2013, the Company entered into a stock Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to an aggregate of $10,250,000 of common stock (subject to certain limitations) from time to time through January 2017. Of the aggregate $10,250,000 of common stock that may be sold to Lincoln Park, on December 11, 2013, the Company sold 1,666,666 shares of common stock to Lincoln Park for an aggregate purchase price of $250,000 pursuant to the Purchase Agreement, which is referred to as the Initial Purchase. Upon execution of the Purchase Agreement, the Company paid to Lincoln Park $155,000, as a cash fee, for their commitment to purchase additional shares of common stock under the Purchase Agreement. The Company does not have the right to commence any sales to Lincoln Park under the Purchase Agreement until the SEC has declared effective the registration statement.

Also on December 10, 2013, the Company entered into a Registration Rights Agreement with Lincoln Park, pursuant to which the Company filed with the SEC an S-1 Registration Statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Subsequent to December 31, 2013, the S-1 Registration Statement filed with the Securities and Exchange Commission in December 2013 and amended in January 2014 went effective on January 13, 2014. Subsequent to December 31, 2013, from January 15, 2014 through March 10, 2014, the Company sold an additional 3,800,000 shares to Lincoln Park for an aggregate of approximately $817,000. See Note 12, Subsequent Events for further details.

Other than the Initial Purchase, the Company does not have the right to commence any additional sales of common stock to Lincoln Park under the Purchase Agreement until the SEC has declared effective the registration statement. See Note 12, Subsequent Events for details of the transaction subsequent to December 31, 2013. Thereafter, the Company may, from time to time and in its sole discretion, direct Lincoln Park to purchase shares of common stock in amounts up to 200,000 shares on any single business day so long as at least one business day has passed since the most recent purchase, which amounts may be increased to up to 300,000 shares and up to 400,000 shares, provided the closing price of the common stock exceeds a certain threshold, with a maximum limit of up to $500,000 per purchase, plus an additional “accelerated amount” under certain circumstances. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of the common stock immediately preceding the time of sale as computed under the Purchase Agreement without any fixed discount; provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $0.05 per share, subject to adjustment as provided in the Purchase Agreement.

The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

Reserved Shares

At December 31, 2013, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	23,637,693
Options available for future grant	12,793,550
Convertible preferred stock	47,187,929
Warrants	45,650,654

129,269,826

7. Related Party Transactions

Other than with respect to the purchases of Series C Preferred, Series D Preferred, Series G Preferred, and common stock discussed above, the Company’s related party transactions were for related party dividends and for a facility lease.

On October 12, 2012, the Company and the holders of all of the outstanding shares of Series D Preferred and Series G Preferred entered into the Waiver Agreement pursuant to which such holders irrevocably waived their right to receive any and all accrued but unpaid dividends and interest thereon on or after September 30, 2012 on the Series D Preferred and Series G Preferred. Accordingly, the Company reversed all previously accreted and recorded dividends related to Series G Preferred totaling $93,000. Under the Waiver Agreement, the holders of Series D Preferred and Series G Preferred are restricted from transferring any shares of Series D Preferred and Series G Preferred unless the transferee agrees to be bound by the Waiver Agreement. Therefore, dividend amounts related to Series D Preferred and Series G Preferred, were $0 at December 31, 2013 and 2012 and would have been payable to X-Master, Inc. and AR Partners LLC, entities affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer and a director. The Series D Preferred dividends were payable to both

X-Master, Inc. and the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, while Series G Preferred dividends were initially cumulative and payable upon conversion of the Series G Preferred or upon certain Series G Preferred deemed liquidation events to AR Partners, LLC.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the years ended December 31, 2013 and 2012, the Company recorded $137,000 and $113,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2013, operating loss carryforwards of approximately $48,913,000, which may be applied against future taxable income and will expire in various years through 2033. At December 31, 2012, the Company had operating loss carryforwards of approximately $43,754,000. The increase in carryforwards for the year ended December 31, 2013 is approximately $5,159,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2013 and 2012 follows:

	December 31, 2013	December 31, 2012
Statutory federal income tax rate	35%	35%
Permanent items	(12)%	(8)%
State income taxes, net of federal taxes	4%	4%
Change in valuation allowance	(30)%	(30)%
Tax credits claimed	2%	1%
Other	1%	(2)%

Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. The Company does not have any material uncertain tax positions as of December 31, 2013 and 2012. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2013 will materially change in the next 12 months.

The Company may be subject to IRC Code Sections 382 and 383, which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Code Sections 382 and 383, or whether there have been ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future will be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets (liabilities)
Current deferred tax assets (liabilities)	$298	$120
Deferred revenues	—	—

Current deferred tax assets	298	120
Valuation allowances	(298)	(120)

Net current deferred tax assets	$—	$—

Net operating loss carryforwards	19,224	17,150
Stock based compensation	2,987	2,532
Research and development tax credit	1,627	1,206
Other	51	10

Non-current deferred tax assets	23,889	20,898
Valuation allowances	(23,884)	(20,882)

Net non-current deferred tax assets	5	16
Non-current deferred tax liabilities	(5)	(16)

Net deferred tax assets	$—	$—

The components of the provision for income taxes were as follows:

	December 31, 2013	December 31, 2012
Current	$—	$—
Deferred	—	—

Total	$—	$—

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

In November and December of 2009, the Company issued outside the 2006 and 2010 Plans non-qualified stock options to purchase 10,257,593 shares of common stock to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the years ended December 31, 2013 and 2012, the Company recognized $1,693,000 and $2,361,000, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of December 31, 2013 and 2012 was $1,864,000 and $3,367,000, respectively, which is expected to be recognized over a weighted average period of approximately 1.6 years and 2.2 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013	Year ended December 31, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.02%	0.94%
Expected stock price volatility	116.53%	121.90%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	6.08 years	5.69 years

Options Outstanding				Options Exercisable and vested
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.18-$0.50	5,265,300	7.10	$0.37	2,727,860	5.44	$0.42
$0.51-$0.75	9,258,093	5.93	$0.62	8,898,143	5.90	$0.62
$0.76-$1.00	1,817,000	3.33	$0.99	1,794,000	3.28	$0.99
$1.01-$1.58	1,967,300	6.32	$1.35	1,702,400	6.26	$1.36
$1.59-$3.20	5,330,000	6.90	$1.97	3,836,000	6.84	$1.99

	23,637,693	6.24	$0.96	18,958,403	5.81	$0.97

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of Shares issued under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	14,730,207	$1.26
Granted	2,398,000	$0.38
Exercised	(17,500)	$0.22
Canceled or expired	(1,987,807)	$0.78

Outstanding at December 31, 2012	15,122,900	$1.18
Granted	1,491,500	$0.26
Exercised	—	$—
Canceled or expired	(586,000)	$0.61

Outstanding at December 31, 2013	16,028,400	$1.12

	Number of Shares issued outside the Plan	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00

Outstanding at December 31, 2013	7,609,293	$0.62

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock at zero or a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by the Company for the original purchase price following the awardee’s termination of service. Annual grants of restricted stock awards are made to the outside board of directors on the date of the annual meeting of stockholders and typically vest in full at the next annual meeting of stockholders following the grant date. Beginning in 2013, annual grants of restricted stock awards were made to the outside board of directors in lieu of a reduction in cash compensation for their services. These awards vest quarterly at the end of each quarter. In addition, the Company has made restricted stock awards to non-employee consultants for their services, which generally vest in one year or less.

The following table summarizes restricted stock award activity during the years ended December 31, 2013 and 2012

	Restricted Stock issued from the 2006 Plan and 2010 Plan	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	82,927	$0.20
Granted	335,000	$0.32
Vested	(82,927)	$0.20
Forfeited	—	$—

Unvested at December 31, 2012	335,000	$0.32
Granted	961,000	$0.24
Vested	(1,029,750)	$0.27
Forfeited	(121,250)	$0.25

Unvested at December 31, 2013	145,000	$0.23

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2013 and 2012 was approximately $273,000 and $415,000, respectively. The Company recognized approximately $240,000 and $59,000 of stock-based compensation expense related to the restricted stock awards for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, total unrecognized compensation costs related to unvested awards were approximately $16,000 and $72,000, respectively, which is expected to be recognized over a weighted-average period of approximately 0.5 and 0.4 years, respectively.

Warrants

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

As of December 31, 2013 and 2012, there were 0 and 1,600,000 warrants related to the Series A Preferred Stock, respectively; and 0 and 300,000 warrants related to the Series B Preferred Stock, respectively, each at an exercise price of $0.25 per share. Warrants related to the Series A Preferred Stock expired in January 2013, and warrants related to the Series B Preferred Stock expired in July 2013.

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

On July 24, 2013 the Company sold 20,000,000 Units, with each Unit consisting of one share of common stock and one Series A Warrant. The Series A Warrants are convertible into 20,000,000 shares of common stock at an exercise price of $0.15 per share. The warrants have a five year term and were immediately exercisable. In addition, the Company issued 20,000,000 Series B Warrants each to purchase one Unit. The Series B Warrants were immediately exercisable at an initial exercise price of $0.15 per Unit, subject to adjustment and expired on October 24, 2013. The Units issuable upon exercise of the Series B Warrants consisted of 20,000,000 shares of common stock and 20,000,000 Series A Warrants, which are convertible into an additional 20,000,000 shares of common stock at an exercise price of $0.15 per share. All Series A Warrants expire on the fifth anniversary of the transaction close, July 24, 2018, regardless of the date the Series A Warrants were issued.

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

The Series B Warrants were immediately exercisable at an initial exercise price of $0.15, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the fifth trading day immediately preceding such 60th trading day, the Series B Warrants were exercisable at a per unit exercise price equal to the lower of (i) the then-effective exercise price per unit and (ii) 80% of the closing bid price of the Company’s common stock on such 60th trading day. If prior to the close of trading on the 60th trading day after the date of issuance (and on any of the five trading days immediately preceding such day), a holder of the Series B Warrants had delivered one or more exercise notices to the Company and paid all or any part of the exercise price with respect thereto, then on the first trading day immediately following such 60th trading day the Company was obligated to deliver to such holder an amount in cash equal to the positive difference (if any) between (x) the exercise price actually paid by such holder and (y) the product of (I) the aggregate number of units elected to be purchased in such exercise notices, multiplied by (II) 80% of the closing bid price of the Company’s common stock on such 60th trading day. The Series B Warrants expired at the close of business on the 65th trading day following the date of issuance, October 24, 2013. The Series B Warrants were issued separately from the common stock and the Series A Warrants included in the Units, and were transferable separately, immediately thereafter. Series B Warrants were issued in certificated form only. Investors in the Offering received one Series B Warrant for each Unit purchased by them in the Offering. No additional consideration was paid by holders of the Series B Warrants.

The exercise price and number of shares of common stock issuable upon exercise of the Series A Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series A Warrants. The Series A Warrants also contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then existing exercise price of the Series A Warrants, with certain exceptions. The exercise price and number of Units issuable on exercise of the Series B Warrants were subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series B Warrants.

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

The Company accounts for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A Warrant, Series B Warrant, and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at December 31, 2013 using the Monte-Carlo simulation model. The fair value is affected by changes in inputs to the model. The following assumptions were used as inputs to the model at December 31, 2013: stock price of $0.21 and warrant exercise price of $0.15 as of the valuation date; the Company’s historical stock price volatility of 84.3%; risk free interest rate on U.S. treasury notes of 1.55%; warrant expiration of 4.56 years; and a zero dividend rate for the Series A Warrants and the Placement Agent Warrants; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.15 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1,390,000. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1,725,000, $2,645,000 and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,485,000 and $4,925,000 as of the issuance date of July 24, 2013 and the revaluation date of December 31, 2013, respectively. During the year ended December 31, 2013, the Company recorded a net change in fair value of warrant liability expense of $754,000, in the Consolidated Statements of Operations related to the change in fair value due to the revaluation at December 31, 2013, the change in fair value of the Series A and B Warrants at each exercise date, and for the 3,245,178 Series B Warrants, which expired unexercised on October 24, 2013. As a result of the fair value of the warrant liability at issuance exceeding the total gross proceeds received, the transaction financing costs of $738,000 were recognized as additional other expense. As a result of these three line items on the Consolidated Statements of Operations, the Company recognized a net effect to other expense of $2,882,000 for the 2013 S-1 July Registered Offering for the year ended December 31, 2013.

Series A and B Warrant exercises

During the year ended December 31, 2013, the Company received net proceeds of $2,356,000 upon the exercise of 16,754,822 of the Series B Warrants issued in July 2013 for 16,754,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 3013. The total additional Units consisted of 16,754,822 shares of common stock and 16,754,822 Series A Warrants. Of the Series B Warrants exercised, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, exercised 2,754,821 Series B Warrants, and Ruslan Semechkin, the Company’s Chief Scientific Officer, exercised 667,667 Series B Warrants for an aggregate price of $497,000.

In addition, during the year ended December 31, 2013, the Company received net proceeds of $30,000 upon the exercise of 200,000 of the Series A Warrants issued in July 2013 for 200,000 shares of common stock at an exercise price of $0.15 per share.

Series B Price adjustment

The Series B Warrants were subject to an exercise price adjustment on the 60th trading day following issuance in July 2013. On October 17, 2013, the adjustment date, the adjusted exercise price was calculated at a 20% discount to the closing bid price on the adjustment date. The closing bid price on the adjustment date was $0.1815 per share, which resulted in an adjusted exercise price of $0.1452 per Unit. This adjusted exercise price was retroactively applied to all exercises from the period of October 10th through to the expiration date of October 24th. Of the 16,754,822 Series B Warrants exercised during the year ended December 31, 2013, there were 12,304,822 subject to the adjusted exercise price of $0.1452 per Unit for net proceeds of approximately $1,722,000. The remaining 4,450,000 were exercised prior to the adjustment date at $0.15 per Unit for net proceeds of approximately $634,000.

Expiration of Series B Warrants

On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised.

As of December 31, 2013, there were 36,554,822 Series A Warrants and 666,666 Placement Agent Warrants outstanding which the Company has reserved 37,888,154 shares of common stock for future issuance.

Brookstreet Securities Corporation

In 2006 and 2007, warrants were issued to Brookstreet Securities Corporation (Brookstreet) for its services as placement agent for the raising of private equity capital. During February 2012, the remaining 1,721,629 warrants outstanding issued to Brookstreet expired unexercised. The Company reduced the Fair value of warrant liability to zero as of December 31, 2012. In addition, for the year ended December 31, 2012, the Company recorded income of $38,000 in its consolidated statements of operations related to the change in the fair value of warrant liability.

Warrants issued with other financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,629,623 warrants to various investors at an exercise price of $0.80 per share of which zero warrants remained outstanding at December 31, 2012. In addition, 1,400,000 warrants were issued to YKA Partners, an affiliated company of its former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which expired unexercised in August 2013.

Warrants issued to BioTime

During June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”). Based on the agreement, BioTime agreed to pay the Company an advance of $250,000 to produce, make, and distribute joint products (as defined in that agreement). As part of the agreement, the Company issued warrants for Bio Time to purchase 30,000 shares of the Company’s common stock at $0.25 per share, all of which expired unexercised in December 2012.

Warrants issued in connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years.

As of December 31, 2013 and 2012, there were 200,000 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions as of December 31, 2013 were as follows:

	Preferred Stock		Common Stock	Units										Price per Warrant
	Series A	Series B	Series A	Series B	Placement Agent	YKA Loan	BioTime	Bridge Loan & non-cash Grants	Brookstreet	Skin Care Marketing	Jan 2013 Financing	Mar 2013 Financing	Total Warrants	Range	Weighted average exercise price
Outstanding, December 31, 2011	1,600,000	300,000				1,400,000	30,000	1,317,921	1,721,629	200,000			6,569,550	$0.25-2.00	$0.49
2012
Issued													—
Exercised													—
Forfeited/Expired							(30,000)	(1,317,921)	(1,721,629)				(3,069,550)	$0.56-0.80	$0.66

Outstanding, December 31, 2012	1,600,000	300,000				1,400,000	—	—	—	200,000			3,500,000	$0.25-2.00	$0.336
2013
Issued			36,754,822	20,000,000	666,666						5,062,500	2,500,000	64,983,988	$0.15-0.20	$0.156
Exercised			(200,000)	(16,754,822)									(16,954,822)	$0.145-0.15	$0.147
Forfeited/Expired	(1,600,000)	(300,000)		(3,245,178)		(1,400,000)							(6,545,178)	$0.15-0.25	$0.198

Outstanding, December 31, 2013	—	—	36,554,822	—	666,666	—	—	—	—	200,000	5,062,500	2,500,000	44,983,988	$0.145-2.00	$0.166

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. The lease for this facility expires in August 2016. The current base rent is $8,588 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current base rent is $11,644. The initial term of the lease expires in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture the Company’s research products and the administration facility will be is used for sales and marketing and general administrative purposes. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. The current base rent is $11,492 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director, and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are consistent with the terms that could be obtained for comparable facilities from an unaffiliated party.

The Company incurred rent expense of $310,000 and $286,000 for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, are as follows (in thousands):

Amount
2014	386
2015	397
2016	101
2017	3

Total	$887

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9%

on net revenues derived from referral sales. For the month of December 2012, the commission rate was temporarily increased to 25% on net revenues derived from direct sales on qualifying volume of orders. The Company recognized $0 and $73,000 in stock-based compensation for the warrants issued for services during the years ended December 31, 2013 and 2012, respectively.

LSC incurred $80,000 and $149,000 as commission expenses during the years ended December 31, 2013 and 2012, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the year ended December 31, 2013 for the Biomedical market segment, one major customer accounted for approximately 17% of consolidated revenues, and another major customer accounted for approximately 10% of consolidated revenues. During the year ended December 31, 2012 for the Biomedical market segment, one major customer accounted for 13% of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and two wholly-owned subsidiaries:

International Stem Cell Corporation, a research and development company, for the Therapeutic Market for clinical applications of hpSCs for the treatment of various diseases such as Parkinson’s disease, liver diseases and corneal blindness;

Lifeline Skin Care, Inc. for the Cosmeceutical Market, which develops, manufactures and markets a category of cosmetic skin care products based on biotechnology with human stem cells;

Lifeline Cell Technology, LLC for the Biomedical Market, which develops, manufactures and commercializes primary human cell research products including over 130 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues:
Cosmeceutical market	$3,204	$2,192
Biomedical market	2,943	2,375

Total revenues	6,147	4,567

Operating expenses:
Therapeutic market	8,200	9,106
Cosmeceutical market	2,914	2,585
Biomedical market	2,579	2,691

Total operating expenses	13,693	14,382

Operating income (loss):
Therapeutic market	(8,200)	(9,106)
Cosmeceutical market	290	(393)
Biomedical market	364	(316)

Total operating income (loss)	$(7,546)	$(9,815)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland and California, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	For the Years Ended December 31,
	2013	2012
North America	$4,779	$3,483
Asia	905	624
Europe	355	372
All other regions	108	88

Total	$6,147	$4,567

12. Subsequent Events

Additional Financing from Lincoln Park Capital Fund, LLC

Under the Purchase Agreement the Company entered into with Lincoln Park in December 2013, it may sell up to an aggregate of $10,250,000 of common stock from time to time through January 2017. From commencement through December 31, 2013, the Company sold a total of 1,666,666 shares of common stock to Lincoln Park for an aggregate of $250,000 as the Initial Purchase under the Agreement. Subsequent to December 31, 2013, from January 15, 2014 through March 10, 2014, the Company sold an additional 3,800,000 shares to Lincoln Park for an aggregate of approximately $817,000.

S-1 Registration Statement filed in December 2013

The S-1 Registration Statement for the Lincoln Park transaction filed with the SEC in December 2013 and amended in January 2014 to register $10,250,000 of shares of common stock for resale under the Securities Act of 1933 was declared effective on January 13, 2014.