Form 10-Q
period 2014-03-31
International Stem Cell CORP
filed 2014-05-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 2, 2014 the Registrant had 159,104,553 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$991	$2,243
Accounts receivable, net of allowance for doubtful accounts of $19 at March 31, 2014 and December 31, 2013	501	306
Inventory, net	1,357	1,369
Prepaid expenses and other current assets	636	658
Restricted cash	50	50

Total current assets	3,535	4,626
Property and equipment, net	742	830
Intangible assets, net	2,342	2,250
Deposits and other assets	33	33

Total assets	$6,652	$7,739

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Accounts payable	$518	$532
Accrued liabilities	952	1,290
Deferred revenue	—	3
Related party payable	26	21
Advances	250	250
Fair value of warrant liability	4,302	4,925

Total current liabilities	6,048	7,021

Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013, liquidation preference of $5,000 at March 31, 2014 and December 31, 2013	4,941	4,941

Commitments and contingencies

Stockholders’ Deficit
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at March 31, 2014 and December 31, 2013, with liquidation preference of $4,320 at March 31, 2014 and December 31, 2013	—	—
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at March 31, 2014 and December 31, 2013, with liquidation preferences of $408 and $403 at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 156,904,553 and 151,175,053 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	157	151
Additional paid-in capital	79,212	77,897
Accumulated deficit	(83,706)	(82,271)

Total stockholders’ deficit	(4,337)	(4,223)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$6,652	$7,739

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Product sales	$1,649	$1,285

Total revenue	1,649	1,285

Expenses
Cost of sales	439	334
Research and development	958	721
Selling and marketing	669	511
General and administrative	1,648	1,432

Total expenses	3,714	2,998

Loss from operating activities	(2,065)	(1,713)

Other income (expense)
Change in fair value of warrant liability	623	—
Miscellaneous expense	—	(2)
Interest expense	(1)	(1)
Sublease income	8	4

Total other income (expense), net	630	1

Loss before income taxes	(1,435)	(1,712)
Provision for income taxes	—	—

Net loss	$(1,435)	$(1,712)

Net loss applicable to common stockholders	$(1,435)	$(1,712)

Net loss per common share-basic and diluted	$(0.01)	$(0.02)

Weighted average shares-basic and diluted	153,488	103,566

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

For the Year Ended December 31, 2013 and the Three Months ended March 31, 2014

(in thousands)

(2014 Unaudited)

	Convertible Redeemable Series G Preferred Stock		Common Stock		Convertible Preferred Stock
					Series B		Series C		Series D		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,000	$4,941	87,389	$87	300	$—	2,000	$2	—	$—	$69,945	$(71,792)	$(1,758)
Issuance of common stock from conversion of Series C preferred stock			8,000	8			(2,000)	(2)			(6)		—
Issuance of common stock
For cash, net of issuance costs of $178			37,991	38							3,343		3,381
For services			840	1							239		240
From exercises of warrants, net of commissions of $98			16,955	17							2,683		2,700
Stock-based compensation											1,693		1,693
Net loss for the year ended December 31, 2013												(10,479)	(10,479)

Balance at December 31, 2013	5,000	4,941	151,175	151	300	—	—	—	—	—	77,897	(82,271)	(4,223)
Issuance of common stock
For cash, net of issuance costs of $169			5,200	5							930		935
For services			530	1							38		39
Stock-based compensation											347		347
Net loss for the period ended March 31, 2014												(1,435)	(1,435)

Balance at March 31, 2014	5,000	$4,941	156,905	$157	300	$—	—	$—	—	$—	$79,212	$(83,706)	$(4,337)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,435)	$(1,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	116
Stock-based compensation expense	347	409
Common stock issued for services	39	68
Change in fair value of warrant liability	(623)	—
Allowance for inventory obsolescence	4	4
Impairment of intangible assets	36	19
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(195)	(111)
(Increase) decrease in inventory	8	(11)
(Increase) decrease in prepaid assets and other assets	22	(36)
Increase (decrease) in accounts payable	(14)	(539)
Increase (decrease) in accrued liabilities	(338)	16
Increase (decrease) in deferred revenue	(3)	(70)
Increase (decrease) in related party payable	5	—

Net cash used in operating activities	(2,031)	(1,847)

Investing activities
Purchases of property and equipment	(13)	—
Payments for patent licenses and trademarks	(143)	(168)

Net cash used in investing activities	(156)	(168)

Financing activities
Proceeds from issuance of common stock	1,104	3,289
Payment of offering costs	(169)	(16)

Net cash provided by financing activities	935	3,273

Net increase (decrease) in cash and cash equivalents	(1,252)	1,258
Cash and cash equivalents, beginning of period	2,243	654

Cash and cash equivalents, end of period	$991	$1,912

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $677,000 per month, excluding capital expenditures and patent costs averaging $52,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2014. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company is a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In December 2013, the Company filed a registration statement with the SEC, which allows the Company to sell up to $10,250,000 of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) from time to time through January 2017 at the Company’s discretion. The registration statement was declared effective on January 13, 2014. However, the Company cannot predict the timing or amount of any funds that it may actually receive. During the first quarter of 2014, to obtain funding for working capital purposes, the Company sold a total of 5,200,000 shares of common stock under the stock Purchase Agreement with Lincoln Park, raising approximately $1,104,000. For further discussion, see Note 6, Capital Stock. Subsequent to March 31, 2014 through to May 2, 2014, the Company has sold an additional 2,200,000 shares of common stock under this stock Purchase Agreement, for an aggregate of approximately $360,000, as discussed in Note 12, Subsequent Events.

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company was in the development stage from inception through the quarter ended September 30, 2013. During the quarter ended December 31, 2013, the Company exited the development stage based on a consistent, increasing revenue trend and more significant revenue generated from its two commercial businesses. The Company generated product revenues from the two commercial businesses of $6,147,000 for the year ended December 31, 2013. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2013. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean International Stem Cell Corporation and all entities included in the unaudited condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any other interim period or an entire year.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Reclassification

Certain amounts within the unaudited condensed consolidated statements of operations for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported results of operations.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2014 and December 31, 2013, the Company had an allowance for bad debt totaling $19,000.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses were recorded at cost of $2,867,000 and $2,760,000 at March 31, 2014 and December 31, 2013, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended March 31, 2014 and 2013 amounted to $15,000, and is included in research and development expense. Accumulated amortization as of March 31, 2014 and December 31, 2013 was $525,000 and $510,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company did not recognize material impairments on its long-lived assets during the three months ended March 31, 2014 and 2013.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 51% and 49% of total revenue during the three months ended March 31, 2014 and 2013, respectively. LSC contributed 49% and 51% of total revenue during the three months ended March 31, 2014 and 2013, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee to be approximately 3% for the years ended December 31, 2013 and 2012. At March 31, 2014 and December 31, 2013, the estimated allowance for sales returns was $10,000. At March 31, 2014 and December 31, 2013, net deferred revenue totaled $0 and $3,000, respectively.

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

Stock-Based Compensation

The Company recognized stock-based compensation expense associated with stock options and other stock-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The fair value of restricted stock awards is based on the market value of our common stock on the date of grant.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of March 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—

LIABILITIES:
Warrants to purchase common stock	$4,302	$—	$—	$4,302

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—

LIABILITIES:
Warrants to purchase common stock	$4,925	$—	$—	$4,925

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase common stock
Beginning balance at December 31, 2012	$—
Issuances of warrants	5,986
Exercise of warrants	(1,815)
Adjustments to estimated fair value	754

Ending balance at December 31, 2013	4,925
Issuances of warrants	—
Exercise of warrants	—
Adjustments to estimated fair value	(623)

Ending balance at March 31, 2014	$4,302

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options, as well as the Monte-Carlo valuation method for certain warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of March 31, 2014 and December 31, 2013 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants is determined at each quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2014, there were 552,625 non-vested restricted stock awards, 19,431,138 vested and 3,848,655 non-vested stock options outstanding, and 44,983,988 warrants outstanding, which were convertible into 45,650,654 shares of common stock; and at March 31, 2013, there were 822,500 non-vested restricted stock awards, 15,864,448 vested and 6,811,745 non-vested stock options outstanding, and 9,462,500 warrants outstanding, which were convertible into 9,462,500 shares of common stock. These restricted stock awards, stock options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended March 31, 2014 and 2013.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has adopted this guidance at the beginning of the first quarter of fiscal year 2014. The adoption of this standard does not have a material impact on the Company’s financial position, results of operations or related financial statement disclosures.

2. Inventory

The components of inventories are as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$178	$147
Work in process	397	446
Finished goods	912	902

Total	1,487	1,495
Less: allowance for inventory obsolescence	(130)	(126)

Inventory, net	$1,357	$1,369

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Machinery and equipment	$1,178	$1,170
Computer equipment	249	246
Office equipment	205	203
Leasehold improvements	745	745

	2,377	2,364
Less: accumulated depreciation and amortization	(1,635)	(1,534)

Property and equipment, net	$742	$830

Depreciation expenses for the three months ended March 31, 2014 and 2013 were $101,000.

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

As of March 31, 2014, the total amount capitalized related to the acquired ACT licenses was $747,000, and $2,078,000 related to the other patent acquisition costs.

At March 31, 2014, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2014 (remaining nine months)	$48
2015	63
2016	64
2017	64
2018	64
Thereafter	2,018

Total	$2,321

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2014 no revenues were realized from this agreement.

	March 31, 2014	December 31, 2013
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of March 31, 2014, the Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series B Preferred to $0.20. As a result of the 2013 S-1July Registered Offering discussed below, the conversion price for the Series B Preferred was reduced to $0.15 and $0.1452 in the third and fourth quarters of 2013, respectively. The Series B Preferred has a priority (senior to the shares of common stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of March 31, 2014 and December 31, 2013, there were 300,000 shares of the Series B Preferred issued and outstanding.

Series C Preferred Stock

On August 20, 2008, 700,000 shares of Series C Preferred Stock (“Series C Preferred”) were sold, and 1,300,000 shares of Series C Preferred were sold on September 23, 2008 all at a price of $1.00 per Series C Preferred share. The Series C Preferred was convertible into shares of common stock at $0.25 per share. All the Series C Preferred was issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director.

As of March 31, 2014 and December 31, 2013, there were 0 shares of the Series C Preferred issued and outstanding. On January 22, 2013, the holders of Series C Preferred converted all of the outstanding shares of Series C Preferred into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock.

On April 10, 2013, the Company filed a Certificate of Elimination for the Series C Preferred stock. The Certificate of Elimination amended the provisions of the Certificate of Incorporation of the Company to eliminate the powers, designations, preferences, privileges and other rights of the Series C Preferred stock.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 43 shares of Series D Preferred Stock (“Series D Preferred”) for total proceeds of $4,700,000 at a price of $100,000 per Series D Preferred share.

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of March 31, 2014 and December 31, 2013, there were 43 shares of the Series D Preferred issued and outstanding.

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

The Series G Preferred was initially convertible into shares of common stock at $0.40 per share, resulting in an initial conversion ratio of 2.5 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price.

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

As of March 31, 2014 and December 31, 2013, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price and the conversion ratio of the Series G Preferred to $0.37 per share and 2.67 shares, respectively. As a result of the 2013 S-1 July Registered Offering during the third quarter of 2013, the conversion price and the conversion ratio for the Series G Preferred were adjusted to $0.30 per share and 3.28 shares, respectively. During December 2013, the Company issued additional shares of common stock at $0.15 per share, triggering an adjustment in the conversion price and the conversion ratio for the Series G Preferred to $0.3039 per share and 3.291 shares, respectively.

During the first quarter of 2014, the Company issued additional shares of common stock, under the stock Purchase Agreement with Lincoln Park, at various prices ranging from $0.175 to $0.223 per share, triggering numerous adjustments in the conversion price and the conversion ratio of the Series G Preferred. As of March 31, 2014, the adjusted conversion price and the conversion ratio were $0.3021 per share and 3.310 shares, respectively.

Common Stock Transactions

2013 Securities Purchase Agreements for Common Stock

On January 22, 2013, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Simon Craw to sell a total of 10,125,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $2,025,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Simon Craw is the Company’s Executive Vice President Business Development. The sale of the shares of common stock was completed on January 22, 2013. In connection with the sale of these shares the Company issued to each purchaser a warrant, exercisable for a period of 5 years, to purchase a number of shares of common stock equal to 50% of the shares purchased by that purchaser, for a total of 5,062,500 shares subject to the warrants at an exercise price of $0.20 per share.

On March 12, 2013, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with certain investors, including Dr. Andrey Semechkin, to sell a total of 5,000,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $1,000,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer and purchased $100,000 worth of common stock. Each of the other investors has had a long-standing relationship with the Company and has closely followed the Company. The sale of the shares of common stock was completed on March 12, 2013. In connection with the sale of these shares the Company issued to each investor a warrant, exercisable for a period of five years, to purchase a number of shares of common stock equal to 50% of the shares purchased by that investor, for a total of 2,500,000 shares subject to the warrants at an exercise price of $0.20 per share.

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

During the year ended December 31, 2013, the Company received net proceeds of $2,356,000 upon the exercise of 16,754,822 of the Series B Warrants issued in July 2013 for 16,754,822 additional Units, but prior to expiration of the Series B Warrants on October 24, 2013. The total additional Units consisted of 16,754,822 shares of common stock and 16,754,822 Series A Warrants. Of the 16,754,822 Series B Warrants exercised during the year ended December 31, 2013, there were 12,304,822 subject to an adjusted exercise price of $0.1452 per Unit for net proceeds of approximately $1,722,000. The remaining 4,450,000 were exercised prior to the adjustment date at $0.15 per Unit for net proceeds of approximately $634,000. See Note 9, Stock Options and Warrants, Warrants Issued with Common Stock for detailed discussion of the price adjustment provisions of the Series B Warrants.

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

On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised. At December 31, 2013 and March 31, 2014, total Series A and Placement Agent warrants outstanding were 36,554,822 and 666,666, respectively, which the Company has reserved 37,888,154 shares of common stock for future issuance.

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

Also on December 10, 2013, the Company entered into a Registration Rights Agreement with Lincoln Park, pursuant to which the Company filed with the SEC an S-1 Registration Statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. The S-1 Registration Statement filed with the Securities and Exchange Commission in December 2013 and amended in January 2014 was declared effective on January 13, 2014.

During the three months ended March 31, 2014, the Company sold 5,200,000 shares to Lincoln Park raising approximately $1,104,000 for working capital purposes. From commencement through to March 31, 2014, the Company has sold a total of 6,866,666 shares of common stock to Lincoln Park for an aggregate of $1,354,000 under the Agreement. As of March 31, 2014, there remained 13,133,334 shares available for sale up to a total of $8,896,000 under the Purchase Agreement with Lincoln Park. Subsequent to March 31, 2014, from April 1, 2014 through to May 2, 2014, the Company sold an additional 2,200,000 shares to Lincoln Park for an aggregate of approximately $360,000.

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

During the three months ended March 31, 2013, the Company issued 1,200,000 shares of common stock to Aspire Capital, raising $264,000, which was used to fund its research and operational activities.

Reserved Shares

At March 31, 2014, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	23,279,793
Options available for future grant	12,621,950
Convertible preferred stock	47,282,944
Warrants	45,650,654

128,835,341

7. Related Party Transactions

Other than with respect to the purchases of Series C Preferred, Series D Preferred, Series G Preferred, and common stock discussed above, the Company’s related party transactions were for a facility lease.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended March 31, 2014 and 2013, the Company recorded $35,000 and $28,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

8. Income Taxes

The Company estimated Federal and state tax losses for the current year and recorded a full valuation allowance against all net deferred tax assets. As such, no income tax provision has been recorded for the current period. The Company may be subject to IRC Code Sections 382 and 383, which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Code Sections 382 and 383, or whether there have been ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future will be significantly limited. There can be no assurances that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the carryforwards.

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

In November and December of 2009, the Company issued non-qualified stock options to purchase 10,257,593 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

Total stock-based compensation expense for the three months ended March 31, 2014 and 2013 was comprised of the following (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cost of sales	$15	$—
Research and development	70	84
Selling and marketing	11	9
General and administrative	251	316

	$347	$409

Unrecognized compensation expense related to stock options as of March 31, 2014 was $1.5 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as use a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. Stock-based compensation for stock options granted to non-employees has been determined using the Black-Scholes option pricing model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of Shares Issued Under 2006 Plan and 2010 Plan	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	15,122,900	$1.18
Granted	1,491,500	$0.26
Exercised	—	$—
Canceled or expired	(586,000)	$0.61

Outstanding at December 31, 2013	16,028,400	$1.12
Granted	—	$—
Exercised	—	$—
Canceled or expired	(357,900)	$0.76

Outstanding at March 31, 2014	15,670,500	$1.13	6.2 years	$1

Vested and expected to vest at March 31, 2014	15,387,508	$1.14	6.1 years	$1

Exercisable at March 31, 2014	11,821,845	$1.21	5.6 years	$—

	Number of Shares Issued Outside the Plan	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00

Outstanding at December 31, 2013	7,609,293	$0.62
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—

Outstanding, vested and exercisable at March 31, 2014	7,609,293	$0.62	5.6 years	$—

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock at zero or a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by the Company for the original purchase price following the awardee’s termination of service. Annual grants of restricted stock awards are made to the outside board of directors on the date of the annual meeting of stockholders and typically vest in full at the next annual meeting of stockholders following the grant date. Beginning in 2013, additional annual grants of restricted stock awards were made to the non-employee members of the board of directors as partial compensation for their services. These awards vest quarterly at the end of each quarter. In addition, the Company has made restricted stock awards to non-employee consultants for their services, which generally vest in one year or less.

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted Stock Issued from the 2006 Plan and 2010 Plan	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	335,000	$0.32
Granted	961,000	$0.24
Vested	(1,029,750)	$0.27
Forfeited	(121,250)	$0.25

Unvested at December 31, 2013	145,000	$0.23
Granted	529,500	$0.24
Vested	(121,875)	$0.24
Forfeited	—	$—

Unvested at March 31, 2014	552,625	$0.24

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the three months ended March 31, 2014 and 2013 was approximately $29,000 and $41,000, respectively. The Company recognized approximately $39,000 and $68,000 of stock-based compensation expense related to the restricted stock awards for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, total unrecognized compensation costs related to unvested awards was approximately $102,000, which is expected to be recognized over a weighted-average period of approximately 0.75 years.

Warrants

Warrants issued with Preferred Stock

During 2008, in connection with the Company’s fund raising efforts, two warrants to purchase shares of common stock were issued with the purchase of one share of Series A Preferred Stock, where an additional 2,000,000 common stock warrants were outstanding and two warrants to purchase shares of common stock were issued with the purchase of one share of Series B Preferred Stock, where an additional 1,100,000 common stock warrants were outstanding. During the second quarter of 2010, the holders of the warrants issued to the purchasers of the Series A Preferred Stock and Series B Preferred Stock signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price was fixed at $0.25.

As of December 31, 2013, there were no outstanding warrants related to the Series A Preferred Stock and Series B Preferred Stock. Warrants related to the Series A Preferred Stock expired in January 2013, and warrants related to the Series B Preferred Stock expired in July 2013.

Warrants issued with Common Stock

2013 Securities Purchase Agreements for Common Stock

In conjunction with the Company’s sale of 10,125,000 shares of common stock on January 22, 2013, the Company issued warrants convertible into 5,062,500 shares of common stock at an exercise price of $0.20 per share. The warrants have a five-year term. These warrants are held by Dr. Andrey Semechkin and Dr. Simon Craw, the Company’s Co-Chairman and Chief Executive Officer and the Company’s Executive Vice President Business Development, respectively.

On March 12, 2013 the Company issued warrants convertible into 2,500,000 shares of common stock in conjunction with the sale of 5,000,000 shares of common stock. These warrants have a five-year term and an exercise price of $0.20 per share. Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer is the holder of 250,000 of these warrants.

2013 S-1 July Registered Offering

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

The Company accounts for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A Warrant, Series B Warrant, and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at March 31, 2014 and December 31, 2013 using the Monte-Carlo simulation model. The fair value is affected by changes in inputs to the model. The following assumptions were used as inputs to the model at March 31, 2014: stock price of $0.19 and warrant exercise price of $0.15 as of the valuation date; the Company’s historical stock price volatility of 83.9%; risk free interest rate on U.S. treasury notes of 1.45%; warrant expiration of 4.32 years; and a zero dividend rate for the Series A Warrants and the Placement Agent Warrants; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.15 per share. The following assumptions were used as inputs to the model at December 31, 2013: stock price of $0.21 and warrant exercise price of $0.15 as of the valuation date; the Company’s historical stock price volatility of 84.3%; risk free interest rate on U.S. treasury notes of 1.55%; warrant expiration of 4.56 years; and a zero dividend rate for the Series A Warrants and the Placement Agent Warrants; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.15 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1,390,000. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1,725,000, $2,645,000 and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,485,000, $4,925,000, and $4,302,000 as of the issuance date of July 24, 2013 and the revaluation dates of December 31, 2013 and March 31, 2014, respectively. During the three months ended March 31, 2014, the Company recorded a net change in fair value of warrant liability gain of $623,000, in the unaudited condensed consolidated statements of operations related to the change in fair value due to the revaluation at March 31, 2014.

Series A and B Warrant Exercises—There were no warrant exercises during the three months ended March 31, 2014. During the year ended December 31, 2013, the Company received net proceeds of $2,356,000 upon the exercise of 16,754,822 of the Series B Warrants issued in July 2013 for 16,754,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 3013. The total additional Units consisted of 16,754,822 shares of common stock and 16,754,822 Series A Warrants. Of the Series B Warrants exercised, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, exercised 2,754,821 Series B Warrants; and Ruslan Semechkin, the Company’s Chief Scientific Officer, exercised 667,667 Series B Warrants for an aggregate price of $497,000.

In addition, during the year ended December 31, 2013, the Company received net proceeds of $30,000 upon the exercise of 200,000 of the Series A Warrants issued in July 2013 for 200,000 shares of common stock at an exercise price of $0.15 per share.

Series B Price Adjustment—The Series B Warrants were subject to an exercise price adjustment on the 60th trading day following issuance in July 2013. On October 17, 2013, the adjustment date, the adjusted exercise price was calculated at a 20% discount to the closing bid price on the adjustment date. The closing bid price on the adjustment date was $0.1815 per share, which resulted in an adjusted exercise price of $0.1452 per Unit. This adjusted exercise price was retroactively applied to all exercises from the period of October 10th through to the expiration date of October 24th. Of the 16,754,822 Series B Warrants exercised during the year ended December 31, 2013, there were 12,304,822 subject to the adjusted exercise price of $0.1452 per Unit for net proceeds of approximately $1,722,000. The remaining 4,450,000 were exercised prior to the adjustment date at $0.15 per Unit for net proceeds of approximately $634,000.

Expiration of Series B Warrants—On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised. As of March 31, 2014 and December 31, 2013, there were 36,554,822 Series A Warrants and 666,666 Placement Agent Warrants outstanding which the Company has reserved 37,888,154 shares of common stock for future issuance.

Warrants Issued with Other Financings

During 2007 and 2008, the Company entered into various agreements to borrow working capital and as part of these agreements, the Company issued warrants to the holders to purchase common stock. The Company issued 1,400,000 warrants to YKA Partners, an affiliated company of its former Co-Chairman of the Board with an exercise price of $0.25 per share, all of which expired unexercised in August 2013.

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years. As of March 31, 2014 and December 31, 2013, there were 200,000 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through March 31, 2014 were as follows:

	Preferred Stock		Common Stock		Units	Common Stock					Price per Warrant
	Series A	Series B	Series A	Series B	Placement Agent	YKA Loan	Skin Care Marketing	Jan 2013 Financing	Mar 2013 Financing	Total Warrants	Range	Weighted Average Exercise Price
Outstanding, December 31, 2012	1,600,000	300,000	—	—	—	1,400,000	200,000	—	—	3,500,000	$0.25-2.00	$0.336
2013
Issued			36,754,822	20,000,000	666,666			5,062,500	2,500,000	64,983,988	$0.15-0.20	$0.156
Exercised			(200,000)	(16,754,822)						(16,954,822)	$0.145-0.15	$0.147
Forfeited/Cancelled	(1,600,000)	(300,000)		(3,245,178)		(1,400,000)				(6,545,178)	$0.15-0.25	$0.198

Outstanding, December 31, 2013	—	—	36,554,822	—	666,666	—	200,000	5,062,500	2,500,000	44,983,988	$0.145-2.00	$0.166
2013
Issued										—
Exercised										—
Forfeited/Cancelled										—

Outstanding, March 31, 2014	—	—	36,554,822	—	666,666	—	200,000	5,062,500	2,500,000	44,983,988	$0.145-2.00	$0.166

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

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current base rent is $11,644. The initial term of the lease expires in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture the Company’s research products and the administration facility is used for sales and marketing and general administrative purposes. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. The current base rent is $11,837 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

The Company incurred rent expense of $79,000 and $74,000 for the three months ended March 31, 2014 and 2013, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2014, are as follows (in thousands):

Amount
2014 (remaining nine months)	$291
2015	397
2016	101
2017	3

Total	$792

Marketing Arrangement and Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $13,000 and $24,000 as commission expenses during the three months ended March 31, 2014 and 2013, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the three months ended March 31, 2014 for the Biomedical market segment, one customer accounted for 20% of consolidated revenues. During the three months ended March 31, 2013 for the Biomedical market segment, one customer, accounted for 16% of our consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Cosmeceutical market	$803	$650
Biomedical market	846	635

Total revenues	1,649	1,285
Operating expenses:
Therapeutic market	2,220	1,841
Cosmeceutical market	788	603
Biomedical market	706	554

Total operating expenses	3,714	2,998

Operating income (loss):
Therapeutic market	(2,220)	(1,841)
Cosmeceutical market	15	47
Biomedical market	140	81

Total operating income (loss)	$(2,065)	$(1,713)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland and California, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended March 31,
	2014	2013
North America	$1,349	$1,018
Asia	178	127
Europe	109	111
All other regions	13	29

Total	$1,649	$1,285

12. Subsequent Events

Additional Financing from Lincoln Park Capital Fund, LLC

Under the Purchase Agreement the Company entered into with Lincoln Park in December 2013, it may sell up to an aggregate of $10,250,000 of common stock to Lincoln Park from time to time through January 2017. Subsequent to March 31, 2014, from April 1, 2014 through to May 2, 2014, the Company sold an additional 2,200,000 shares to Lincoln Park for an aggregate of approximately $360,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2013. The discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward looking statements are discussed in Item 1A of Part II of this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

The Company had been in the development stage from inception through the quarter ended September 30, 2013. During the quarter ended December 31, 2013, the Company exited the development stage based on a consistently, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. The Company has generated product revenues from our two commercial businesses of $1.6 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

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

Cosmeceutical Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum and Firming Eye Complex, all of which include our patented stem cell extract. LSC’s products are regulated as cosmetics. LSC’s products are sold nationally and internationally through a branded website, through professional channels (including dermatologists, plastic surgeons, medical, day and resort spas) and distributors. Domestically, we plan to increase distribution of our products by increasing brand awareness and resonance through advertising, sales promotion and public relations. Internationally, we are increasing distribution and sales through agreements with specialty distributors in both Latin America and Asia.

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

Results of Operations

Revenues

Revenue for the three months ended March 31, 2014, totaled $1.65 million, compared to $1.29 million for the three months ended March 31, 2013. LCT contributed $846,000 or 51% of total revenue for the three months ended March 31, 2014, compared to $635,000 or 49% for the three months ended March 31, 2013. The increase of $211,000 or 33% in LCT’s revenue for 2014 was driven primarily by higher sales to OEM customers and international distributors. LSC’s revenue of $803,000 for the three months ended March 31, 2014 accounted for 49% of total revenue, compared to $650,000 or 51% of total revenue for the three months ended March 31, 2013. The increase of $153,000 or 24% in LSC’s revenue is due to our strategic efforts to expand and diversify sources of revenue across all channels. We saw the greatest sales growth in website sales and professional accounts.

Cost of sales

Cost of sales for the three months ended March 31, 2014 was $439,000 or 27% of revenue, compared to $334,000 or 26% of revenue for the three months ended March 31, 2013. The increase in cost of sales as a percentage of revenue is partially attributable to a 4% increase in costs for LCT partially offset by a 1% decrease in costs for LSC. LCT’s cost of sales for the three months ended March 31, 2014 was $358,000 or 45% of sales, compared to $263,000 or 41% of sales for the three months ended March 31, 2013. The increase in cost of sales for LCT is primarily due to a shift in sales mix from higher margin products to lower margin products for the three months ended March 31, 2014, compared to the corresponding period in 2013. LSC’s cost of sales was $81,000 or 10% of sales for the three months ended March 31, 2014, compared to $72,000 or 11% of sales for the three months ended March 31, 2013. The decrease in cost of sales for LSC is primarily attributable to continued improvements in the manufacturing and supply chain management for LSC’s products.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to further improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $958,000 for the three months ended March 31, 2014, compared to $721,000 for the same period in 2013. The increase of $237,000 or 33% is primarily due to increased stem cell line research and clinical testing expenses of $225,000, employee-related spending of $19,000, and laboratory supplies of $4,000, offset by a decrease in stock-based compensation expense of $14,000.

R&D is focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. Building on the NHP PD pilot study, in May 2013 we initiated a large-scale pharmacology/toxicology primate study, which is intended to form a critical component of our Investigational New Drug (IND) application that we anticipate filing in late 2014 or early 2015. We anticipate increased R&D expenditures in 2014 and 2015 as a result of this large-scale primate study and the added costs associated with the preparation of the IND application.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended March 31, 2014 were $669,000, reflecting an increase of $158,000 or 31%, as compared to $511,000 for the three months ended March 31, 2013. The increase in spending was primarily due to increased employee-related spending of $69,000, increased consulting expenses of $64,000, and increased expenses for marketing materials, samples and printing of $54,000. As a result of increased sales there was higher commission expense of $34,000. The increase was partially offset by a reduction of $76,000 in advertising expense.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, and expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $1.65 million, reflecting an increase of $216,000 or 15%, compared to $1.43 million for the same period in 2013. The increase is primarily attributable to an increase in consulting fees for investor relations of $162,000, increased professional accounting fees and corporate governance of $73,000, increased temporary labor of $42,000, increased employee-related spending of $27,000, and increased impairment of intangible assets of $17,000. The increase was partially offset by a decrease in stock-based compensation expense of $65,000, by lower board of director fees of $8,000, and a decrease in stock-based compensation for services provided by consultants of $32,000.

Other Income/Expense

Other income was $630,000 for the three months ended March 31, 2014, primarily due to recognizing income of $623,000 for the change in fair value of the warrant liability from our registered stock and warrant offering completed in July 2013, due to the subsequent revaluation of the warrant liability at each balance sheet date. In 2013, we recorded other income of $1,000.

Liquidity and Capital Resources

As of March 31, 2014, our cash and cash equivalents totaled $991,000, compared to $2.2 million as of December 31, 2013. At March 31, 2014, we had a working capital deficit of $2.5 million, compared to a $2.4 million deficit as of December 31, 2013. The working capital deficit is primarily due to the fair value of warrant liability of $4.3 million and $4.9 million at March 31, 2014 and December 31, 2013, respectively, resulting from our registered stock and warrant offering completed in July 2013.

Operating Cash Flows

Net cash used in operating activities was $2.03 million for the three months ended March 31, 2014, compared to $1.85 million for the corresponding period in 2013. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $1.5 million in the three months ended March 31, 2014, compared to $1.1 million for the same period in 2013.

Investing Cash Flows

Net cash used in investing activities was $156,000 for the three months ended March 31, 2014, compared to $168,000 in the same period in 2013. The decrease was the result of lower payments for patent licenses and trademarks of $25,000 offset by capital expenditure spending of $13,000.

Financing Cash Flows

Net cash provided by financing activities was $935,000 for the three months ended March 31, 2014, compared to $3.27 million in the same period in 2013. The net proceeds of $935,000 received in 2014 was attributable to the issuance of 5.2 million shares of common stock for approximately $1.1 million, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013. Under our purchase agreement with Lincoln Park, we may sell from time to time up to an aggregate of $10.25 million of shares of common stock to Lincoln Park through January 2017.

During the first quarter of 2013, we issued a total of 1.2 million shares of common stock on various dates from January 1, 2013 through March 15, 2013, raising $264,000 from stock purchases by Aspire Capital, issued a total of 10.1 million shares of common stock on January 22, 2013 for proceeds of $2,025,000 from Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Simon Craw, our Executive Vice President Business Development, and issued 5 million shares of common stock on March 12, 2013 for gross proceeds of $1,000,000 from a stock purchase by Dr. Andrey Semechkin and by other investors with long-standing relationships with and who closely follow the Company. For further discussion of these transactions, see Note 6, Capital Stock, Common Stock transactions to our condensed consolidated financial statements.

Management is currently evaluating various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Thereafter, we will need to raise additional working capital. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the condensed consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

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

During the quarter ended December 31, 2013, we exited the development stage based on a consistently, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. We had been in the development stage from inception through to the quarter ended September 30, 2013, and have accumulated losses from inception through the quarter ended March 31, 2014, and expect to incur additional losses in the near future. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the quarter ended March 31, 2014 our average burn rate was approximately $677,000 per month, excluding capital expenditures and patent costs averaging $52,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2014. Based on the factors above, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future.

We do not currently have any obligations for milestone payments under any of our licensed patents other than the minimum license fee of $75,000 annually, payable in two installments per year to Advanced Cell Technology pursuant to the amended UMass IP license agreement. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our condensed consolidated financial statements.

From April 1, 2014 through to May 2, 2014, we sold a total of 2.2 million shares of common stock for an aggregate of approximately $360,000, as discussed in Note 12, Subsequent Events, to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2014, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our common stock could decline.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During 2013, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the first quarter ended March 31, 2014 was approximately $677,000 per month excluding capital expenditures and patent costs averaging $52,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

Through January 2017, we may direct Lincoln Park Capital Fund, LLC (“Lincoln Park”) to purchase up to $10.25 million worth of shares of our common stock under our Purchase Agreement with them, generally in amounts up to 200,000 shares of our common stock on any such business day. However, Lincoln Park shall not purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.05 per share, subject to adjustment as set forth in the Purchase Agreement. From commencement through May 2, 2014, we have sold a total of approximately 9.1 million shares of common stock for an aggregate of approximately $1.7 million.

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

During the three months ended March 31, 2014, we derived approximately 20% of our revenues from a limited number of customers.*

During the three months ended March 31, 2014, one customer accounted for 20% of our consolidated revenues. To the extent that this significant customer, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of March 31, 2014, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 43% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D and Series G Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing three series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established three separate series of outstanding preferred stock, including Series B, Series D and Series G Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.1452 to $0.3021 per share as of March 31, 2014). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.*

On December 10, 2013, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.25 million of our common stock from time to time through January 2017 at our discretion. From commencement through May 2, 2014, we have sold approximately 9.1 million shares of our common stock to Lincoln Park for an aggregate purchase price of approximately $1.7 million. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At March 31, 2014, there were 44,983,988 warrants, for which we have reserved 45,650,654 shares of common stock, and 19,431,138 vested and 3,848,655 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. For example, in July 2013 we issued securities in a capital raising transaction that included warrants (including Series B Warrants, which resulted in the issuance of an additional 16,754,822 shares of common stock from the exercise of these Series B Warrants). Currently, there is the potential for an additional 38 million shares of common stock to be issued upon the future exercise of the remaining Series A Warrants from that transaction. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company has issued an additional 5,200,000 shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued a total of 5,200,000 shares of common stock on various dates from January 1, 2014 through March 31, 2014 for a total consideration of approximately $1,104,000 from stock purchases by Lincoln Park Capital Fund, LLC pursuant to the stock purchase agreement we entered into with Lincoln Park Capital, LLC in December 2013. The proceeds from these issuances will be used to fund the general operations of the Company.

The shares of common stock were sold to a single accredited investor in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

Exhibit	Description

4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 12, 2014
	By:	/S/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer

	By:	/s/ Jay Novak
	Name:	Jay Novak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)