Form 10-Q
period 2014-06-30
International Stem Cell CORP
filed 2014-08-08
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014 the Registrant had 213,590,669 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and cash equivalents	$748	$2,243
Accounts receivable, net of allowance for doubtful accounts of $19 at June 30, 2014 and December 31, 2013	406	306
Inventory, net	1,470	1,369
Prepaid expenses and other current assets	539	658
Restricted cash	50	50
Total current assets	3,213	4,626
Property and equipment, net	847	830
Intangible assets, net	2,522	2,250
Deposits and other assets	33	33
Total assets	$6,615	$7,739
Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable	$798	$532
Accrued liabilities	960	1,290
Deferred revenue	—	3
Related party payable	31	21
Advances	250	250
Fair value of warrant liability	—	4,925
Total current liabilities	2,039	7,021
Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, liquidation preference of $5,000 at June 30, 2014 and December 31, 2013	4,941	4,941
Commitments and contingencies
Stockholders' Deficit
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at June 30, 2014 and December 31, 2013, with liquidation preference of $4,320 at June 30, 2014 and December 31, 2013	—	—
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at June 30, 2014 and December 31, 2013, with liquidation preferences of $412 and $403 at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 600,000,000 and 300,000,000 shares authorized, 213,590,669 and 151,175,053 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	214	151
Additional paid-in capital	87,537	77,897
Accumulated deficit	(88,116)	(82,271)
Total stockholders' deficit	(365)	(4,223)
Total liabilities, redeemable preferred stock and stockholders' deficit	$6,615	$7,739

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Product sales	$1,588	$1,457	$3,237	$2,742
Total revenue	1,588	1,457	3,237	2,742
Expenses
Cost of sales	409	329	848	663
Research and development	1,411	974	2,369	1,695
Selling and marketing	679	679	1,348	1,191
General and administrative	1,332	1,665	2,980	3,097
Total expenses	3,831	3,647	7,545	6,646
Loss from operating activities	(2,243)	(2,190)	(4,308)	(3,904)
Other income (expense)
Change in fair value of warrant liability	1,271	—	1,894	—
Warrant exchange inducement expense	(3,445)	—	(3,445)	—
Miscellaneous expense	—	(18)	—	(20)
Interest expense	(1)	(1)	(2)	(2)
Sublease income	8	9	16	13
Total other income (expense), net	(2,167)	(10)	(1,537)	(9)
Loss before income taxes	(4,410)	(2,200)	(5,845)	(3,913)
Provision for income taxes	—	—	—	—
Net loss	$(4,410)	$(2,200)	$(5,845)	$(3,913)
Net loss applicable to common stockholders	$(4,410)	$(2,200)	$(5,845)	$(3,913)
Net loss per common share-basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.04)
Weighted average shares-basic and diluted	170,632	112,410	162,108	108,013

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

For the Year Ended December 31, 2013 and the Six Months ended June 30, 2014

(in thousands)

(2014 Unaudited)

	Convertible
	Redeemable				Convertible Preferred Stock
	Series G		Common								Additional		Total
	Preferred Stock		Stock		Series B		Series C		Series D		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	5,000	$4,941	87,389	$87	300	$—	2,000	$2	—	$—	$69,945	$(71,792)	$(1,758)
Issuance of common stock from conversion of Series C preferred stock			8,000	8			(2,000)	(2)			(6)		—
Issuance of common stock
For cash, net of issuance costs of $178			37,991	38							3,343		3,381
For services			840	1							239		240
From exercises of warrants, net of commissions of $98			16,955	17							2,683		2,700
Stock-based compensation											1,693		1,693
Net loss for the year ended December 31, 2013												(10,479)	(10,479)
Balance at December 31, 2013	5,000	4,941	151,175	151	300	—	—	—	—	—	77,897	(82,271)	(4,223)
Issuance of common stock
For cash, net of issuance costs of $169			17,033	17							2,452		2,469
For services			717	1							84		85
For warrant exchange, net of issuance costs of $49			44,666	45							6,383		6,428
Stock-based compensation											721		721
Net loss for the period ended June 30, 2014												(5,845)	(5,845)
Balance at June 30, 2014	5,000	$4,941	213,591	$214	300	$—	—	$—	—	$—	$87,537	$(88,116)	$(365)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six
	Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(5,845)	$(3,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	231
Stock-based compensation expense	721	849
Common stock issued for services	85	137
Change in fair value of warrant liability	(1,894)	—
Warrant exchange inducement expense	3,445	—
Allowance for doubtful accounts	—	22
Allowance for inventory obsolescence	22	8
Loss on disposal of fixed assets	—	16
Impairment of intangible assets	36	19
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(100)	(203)
(Increase) decrease in inventory	(123)	(179)
(Increase) decrease in prepaid assets and other assets	119	(207)
Increase (decrease) in restricted cash	—	(50)
Increase (decrease) in deposit	—	(12)
Increase (decrease) in accounts payable	266	(226)
Increase (decrease) in accrued liabilities	(330)	659
Increase (decrease) in deferred revenue	(3)	(61)
Increase (decrease) in related party payable	10	17
Net cash used in operating activities	(3,357)	(2,893)
Investing activities
Purchases of property and equipment	(218)	(11)
Proceeds from sale of property and equipment	1	—
Payments for patent licenses and trademarks	(341)	(362)
Net cash used in investing activities	(558)	(373)
Financing activities
Proceeds from issuance of common stock	2,638	3,289
Payment of offering costs	(218)	(23)
Net cash provided by financing activities	2,420	3,266
Net increase (decrease) in cash and cash equivalents	(1,495)	—
Cash and cash equivalents, beginning of period	2,243	654
Cash and cash equivalents, end of period	$748	$654
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Warrant liability reclassified to equity upon warrant exchange	$3,031	$—

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $560,000 per month, excluding capital expenditures and patent costs averaging $93,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2014. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company is a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In December 2013, the Company filed a registration statement with the Securities Exchange Commission (the “SEC”), which allows the Company to sell up to $10,250,000 of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) from time to time through January 2017 at the Company’s discretion. The registration statement was declared effective on January 13, 2014. However, the Company cannot predict the timing or amount of any funds that it may actually receive, and as part of the June 2014 warrant exchange transaction discussed below, the Company agreed that until September 14, 2014 it would not issue additional shares in capital raising transactions other than in private placements to its officers and directors. During the six months ended June 30, 2014, to obtain funding for working capital purposes, the Company sold a total of 8,200,000 shares of common stock under the stock Purchase Agreement with Lincoln Park, raising approximately $1,588,000. For further discussion, see Note 6, Capital Stock.

During the second quarter of 2014, the Company sold an additional 8,833,333 shares of common stock to the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, and Dr. Ruslan Semechkin, Chief Scientific Officer and a director, for an aggregate of $1,050,000, as discussed in Note 6, Capital Stock.

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company was in the development stage from inception through the quarter ended September 30, 2013. During the quarter ended December 31, 2013, the Company exited the development stage based on a consistent, increasing revenue trend and more significant revenue generated from its two commercial businesses. The Company generated product revenues from the two commercial businesses of $6,147,000 for the year ended December 31, 2013. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of June 30, 2014 and December 31, 2013, the Company had an allowance for bad debt totaling $19,000.

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

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company did not recognize material impairments on its long-lived assets during the three and six months ended June 30, 2014 and 2013.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 52% and 50% of total revenue during the six months ended June 30, 2014 and 2013, respectively. LSC contributed 48% and 50% of total revenue during the six months ended June 30, 2014 and 2013, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the three and six months ended June 30, 2014 as compared to the years ended December 31, 2013 and 2012. At June 30, 2014 and December 31, 2013, the estimated allowance for sales returns was $10,000. At June 30, 2014 and December 31, 2013, net deferred revenue totaled $0 and $3,000, respectively.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of June 30, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$—	$—	$—	$—

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$4,925	$—	$—	$4,925

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2012	$—
Issuances of warrants	5,986
Exercise of warrants	(1,815)
Adjustments to estimated fair value	754
Ending balance at December 31, 2013	4,925
Issuances of warrants	—
Exercise of warrants	—
Adjustments to estimated fair value	(1,894)
Warrants exchanged for common stock	(3,031)
Ending balance at June 30, 2014	$—

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2014 and December 31, 2013 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2014, there were 472,500 non-vested restricted stock awards, 20,236,077 vested and 7,082,333 non-vested stock options outstanding, and 7,762,500 warrants outstanding, which were convertible into 7,762,500 shares of common stock; and at June 30, 2013, there were 660,000 non-vested restricted stock awards, 16,916,733 vested and 6,846,560 non-vested stock options outstanding, and 9,462,500 warrants outstanding, which were convertible into 9,462,500 shares of common stock. These restricted stock awards, stock options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and six months ended June 30, 2014 and 2013.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on it ongoing financial reporting.

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

2. Inventory

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$242	$147
Work in process	497	446
Finished goods	867	902
Total	1,606	1,495
Less: allowance for inventory obsolescence	(136)	(126)
Inventory, net	$1,470	$1,369

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Machinery and equipment	1,347	$1,170
Computer equipment	250	246
Office equipment	203	203
Leasehold improvements	757	745
Construction in progress	25	—
	2,582	2,364
Less: accumulated depreciation and amortization	(1,735)	(1,534)
Property and equipment, net	$847	$830

Depreciation expenses for the three and six months ended June 30, 2014 were $101,000 and $202,000, respectively. During the same periods in the prior year, depreciation expenses were $100,000 and $201,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to ACT under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to ACT. As of June 30, 2014, the total amount capitalized related to the acquired ACT licenses was $747,000, and $2,273,000 related to the other patent acquisition costs.

Patents and patent licenses were recorded at cost of $3,020,000 and $2,760,000 at June 30, 2014 and December 31, 2013, respectively. Amortization expense for the three months ended June 30, 2014 and 2013 was $16,000 and $15,000, respectively; and amortization expense for the six months ended June 30, 2014 and 2013 was $32,000 and $30,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of June 30, 2014 and December 31, 2013 was $542,000 and $510,000, respectively.

At June 30, 2014, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2014 (remaining six months)	$31
2015	62
2016	62
2017	62
2018	62
Thereafter	2,200
Total	$2,479

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2014 no revenues were realized from this agreement.

	June 30,	December 31,
	2014	2013
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of June 30, 2014, the Company is authorized to issue 600,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series B Preferred to $0.20. As a result of the 2013 S-1 July Registered Offering discussed below, the conversion price for the Series B Preferred was reduced to $0.15 and $0.1452 in the third and fourth quarters of 2013, respectively. During the second quarter of 2014, the 2014 Warrant Exchange Agreements discussed below triggered an adjustment in the current conversion price of the Series B Preferred to $0.0667 per share. The Series B Preferred has a priority (senior to the shares of common stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of June 30, 2014 and December 31, 2013, there were 300,000 shares of the Series B Preferred issued and outstanding.

Series C Preferred Stock

On August 20, 2008, 700,000 shares of Series C Preferred Stock (“Series C Preferred”) were sold, and 1,300,000 shares of Series C Preferred were sold on September 23, 2008 all at a price of $1.00 per Series C Preferred share. The Series C Preferred was convertible into shares of common stock at $0.25 per share. All the Series C Preferred was issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, and Dr. Ruslan Semechkin, Chief Scientific Officer and a director.

As of June 30, 2014 and December 31, 2013, there were 0 shares of the Series C Preferred issued and outstanding. On January 22, 2013, the holders of Series C Preferred converted all of the outstanding shares of Series C Preferred into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock.

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

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of June 30, 2014 and December 31, 2013, there were 43 shares of the Series D Preferred issued and outstanding.

On December 4, 2012, the holders of all of the outstanding shares of Series D Preferred executed a Waiver of Anti-Dilution Rights (the “Anti-Dilution Waiver”) pursuant to which such holders waived all anti-dilution adjustment rights under the Certificate of Designation for the Series D Preferred in connection with the offering of securities pursuant to the registration statement originally filed with the SEC on October 18, 2012, including the shares issuable on exercise of all warrants registered thereunder. The Anti-Dilution Waiver applied to the financing transaction that closed on July 24, 2013. The Anti-Dilution Waiver does not apply to any future issuances of securities which would otherwise trigger anti-dilution adjustments under the Certificate of Designation for the Series D Preferred. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series D Preferred to $0.20. During December 2013, the Company issued additional shares of common stock at $0.15 per share, triggering an adjustment in the conversion price of the Series D Preferred to $0.15 per share. During the second quarter of 2014, the 2014 Warrant Exchange Agreements discussed below triggered an adjustment in the current conversion price of the Series D Preferred to $0.0667 per share.

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

As of June 30, 2014 and December 31, 2013, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

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

During the first quarter of 2014, the Company issued additional shares of common stock, under the stock Purchase Agreement with Lincoln Park, at various prices ranging from $0.175 to $0.223 per share, triggering numerous adjustments in the conversion price and the conversion ratio of the Series G Preferred. During the second quarter of 2014, the Company issued additional shares of common stock, under the stock Purchase Agreement with Lincoln Park, at various prices ranging from $0.150 to $0.185 per share; and sold shares at $0.15 and $0.10 per share to Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Chief Scientific Officer and a director, respectively, triggering numerous adjustments in the conversion price and the conversion ratio of the Series G Preferred. Also during the second quarter of 2014, common shares were issued at $0.0667 per share as part of the 2014 Warrant Exchange Agreements discussed below. As of June 30, 2014, the adjusted conversion price and the conversion ratio for the Series G Preferred were $0.2545 per share and 3.9289 shares, respectively.

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

On July 19, 2013, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable best efforts basis for the Offering. The Company paid the Placement Agent a cash fee equal to 5% of the gross proceeds from the Offering and reimbursed the Placement Agent for its reasonable out-of-pocket expenses of $75,000. The Company also issued 666,666 Placement Agent Warrants to purchase Units equal to 5% of the aggregate number of Units issued in the Offering (other than the Units issued to Andrey Semechkin and Ruslan Semechkin). The

Placement Agent Warrants have substantially the same terms as the Series B Warrants, except that the Placement Agent Warrants (i) have an exercise price of $0.15 per Unit, subject to adjustments similar to those applicable to the Series A Warrants, (ii) have a term of five years, (iii) provide for a cashless exercise, and (iv) otherwise comply with the requirements of the Financial Institutions Regulatory Authority, Inc. (FINRA). The Company also agreed to pay the Placement Agent a cash solicitation fee equal to 5% of the gross proceeds received by the Company upon the exercise of the Series B Warrants under certain circumstances. See 2014 Warrant Exchange Agreements below for the detailed discussion of common stock issued in the second quarter of 2014 in exchange for the cancellation of the warrants.

The Series A Warrants were immediately exercisable at an exercise price of $0.15 per share and will expire on the fifth anniversary of the initial date of issuance. Upon full exercise of the Series B Warrants, the Company could issue additional Series A Warrants to purchase up to an aggregate of 20,000,000 shares of the Company’s common stock. All Series A Warrants have the same expiration date. See 2014 Warrant Exchange Agreements below for the detailed discussion of common stock issued in the second quarter of 2014 in exchange for the cancellation of the warrants. See Note 9, Stock Options and Warrants, Warrants Issued with Common Stock for detailed discussion of the anti-dilution provisions of the Series A Warrants.

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

On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised. At June 30, 2014, there were no Series A and Placement Agent warrants outstanding. See 2014 Warrant Exchange Agreements below for the detailed discussion of common stock issued in the second quarter of 2014 in exchange for the cancellation of the warrants. At December 31, 2013, total Series A and Placement Agent warrants outstanding were 36,554,822 and 666,666, respectively, which the Company had reserved 37,888,154 shares of common stock for future issuance.

2014 Securities Purchase Agreements for Common Stock

On May 29, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 3,333,333 shares of common stock at a price of $0.15 per share, for a total purchase price of $500,000. On June 26, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 5,500,000 shares of common stock at a price of $0.10 per share, for a total purchase price of $550,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Ruslan Semechkin is the Company’s Chief Scientific Officer and director.

2014 Warrant Exchange Agreements

On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 44,665,783 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 36,554,822 shares of common stock and the Placement Agent Warrants to purchase 666,666 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 10,088,154 shares of common stock for 12,105,784 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares. Upon settlement of the exchange transaction, there were no remaining Series A Warrants or Placement Agent Warrants outstanding. See Note 9, Stock Options and Warrants, 2014 Warrants Exchange Agreements- for detailed discussion of the accounting treatment of the Warrant Exchange transaction.

As part of the Warrant Exchange Agreement, the Company agreed that through September 14, 2014 it would not offer, sell, pledge, contract to sell or otherwise dispose of any equity securities or securities convertible, exercisable or exchangeable into equity securities of the Company, except for the issuance of equity awards pursuant to the Company’s employee benefit plans and employee incentive plans, the issuance of common stock pursuant to the valid exercise of options or warrants or upon exercise of conversion rights with respect to convertible securities outstanding on the date of the Warrant Exchange, and the issuance and sale of equity securities in private placements to directors or officers of the Company.

2013 Lincoln Park Capital Fund, LLC Stock Purchase Agreement

On December 10, 2013, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to an aggregate of $10,250,000 of common stock (subject to certain limitations) from time to time through January 2017. Of the aggregate $10,250,000 of common stock that may be sold to Lincoln Park, on December 11, 2013, the Company sold 1,666,666 shares of common stock to Lincoln Park for an aggregate purchase price of $250,000 pursuant to the Purchase Agreement, which is referred to as the Initial Purchase. Upon execution of the Purchase Agreement, the Company paid to Lincoln Park $155,000, as a cash fee, for their commitment to purchase additional shares of common stock under the Purchase Agreement.

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

During the three and six months ended June 30, 2014, the Company sold 3,000,000 and 8,200,000 shares, respectively, to Lincoln Park raising approximately $484,000 and $1,588,000, respectively, for working capital purposes. From commencement through to June 30, 2014, the Company has sold a total of 9,866,666 shares of common stock to Lincoln Park for an aggregate of $1,838,000 under the Agreement. As of June 30, 2014, there remained 10,133,334 shares available for sale up to a total of $8,412,000 under the Purchase Agreement with Lincoln Park.

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

During the three months and six months ended June 30, 2013, the Company issued 0 and 1,200,000 shares of common stock, respectively, to Aspire Capital, raising $0 and $264,000, respectively, which was used to fund its research and operational activities.

Reserved Shares

At June 30, 2014, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	27,318,410
Options available for future grant	8,396,333
Convertible preferred stock	88,634,236
Warrants	7,762,500
132,111,479

7. Related Party Transactions

Other than with respect to the purchases of Series C Preferred, Series D Preferred, Series G Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended June 30, 2014 and 2013, the Company recorded $41,000 and $45,000, respectively, in rent expense that was related to the facility lease arrangement with related parties. Additionally, during the six months ended June 30, 2014 and 2013, the Company recorded $81,000 and $79,000, respectively, related to the same arrangement with the related party.

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

9. Stock Options and Warrants

Stock Options

The Company adopted the 2006 Equity Participation Plan (the “2006 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 15,000,000 shares may be granted to employees, directors and consultants under this Plan. The options granted under the 2006 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 18,000,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 10,257,593 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

Total stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Cost of sales	$15	$—	$30	$—
Research and development	73	93	143	177
Selling and marketing	12	10	23	19
General and administrative	274	337	525	653
	$374	$440	$721	$849

Unrecognized compensation expense related to stock options as of June 30, 2014 was $1,562,000, which is expected to be recognized over a weighted average period of approximately 1.78 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.91%	0.95%	1.91%	0.95%
Expected stock price volatility	99.72%	118.34%	99.72%	118.34%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	6.1 yrs	6.1 yrs	6.1 yrs	6.1 yrs

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Shares Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2012	15,122,900	$1.18
Granted	1,491,500	$0.26
Exercised	—	$—
Canceled or expired	(586,000)	$0.61
Outstanding at December 31, 2013	16,028,400	$1.12
Granted	4,104,000	$0.16
Exercised	—	$—
Canceled or expired	(423,283)	$0.72
Outstanding at June 30, 2014	19,709,117	$0.93	6.72 years	$—
Vested and expected to vest at June 30, 2014	18,704,421	$0.97	6.57 years	$—
Exercisable at June 30, 2014	12,626,784	$1.20	5.48 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Shares Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00
Outstanding at December 31, 2013	7,609,293	$0.62
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at June 30, 2014	7,609,293	$0.62	5.36 years	$—

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock at zero or a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by the Company for the original purchase price following the awardee’s termination of service. Annual grants of restricted stock awards are made to the non-employee members of the board of directors on the date of the annual meeting of stockholders and typically vest in full at the next annual meeting of stockholders following the grant date. Beginning in 2013, additional annual grants of restricted stock awards were made to the non-employee members of the board of directors as partial compensation for their services. These awards vest quarterly at the end of each quarter. In addition, the Company has made restricted stock awards to non-employee consultants for their services, which generally vest in one year or less.

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2012	335,000	$0.32
Granted	961,000	$0.24
Vested	(1,029,750)	$0.27
Forfeited	(121,250)	$0.25
Unvested at December 31, 2013	145,000	$0.23
Granted	716,500	$0.21
Vested	(388,750)	$0.23
Forfeited	—	$—
Unvested at June 30, 2014	472,750	$0.20

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the six months ended June 30, 2014 and 2013 was approximately $91,000 and $188,000, respectively. The Company recognized approximately $46,000 and $69,000 of stock-based compensation expense related to the restricted stock awards for the three months ended June 30, 2014 and 2013, respectively. Additionally, during the six months ended June 30, 2014 and 2013, the Company recognized approximately $85,000 and $137,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of June 30, 2014, total unrecognized compensation costs related to unvested awards was approximately $84,000, which is expected to be recognized over a weighted-average period of approximately 0.57 years.

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

2013 S-1 July Registered Offering

On July 24, 2013 the Company sold 20,000,000 Units, with each Unit consisting of one share of common stock and one Series A Warrant. The Series A Warrants were convertible into 20,000,000 shares of common stock at an exercise price of $0.15 per share. The warrants have a five year term and were immediately exercisable. In addition, the Company issued 20,000,000 Series B Warrants each to purchase one Unit. The Series B Warrants were immediately exercisable at an initial exercise price of $0.15 per Unit, subject to adjustment and expired on October 24, 2013. The Units issuable upon exercise of the Series B Warrants consisted of 20,000,000 shares of common stock and 20,000,000 Series A Warrants, which were convertible into an additional 20,000,000 shares of common stock at an exercise price of $0.15 per share. All Series A Warrants had an expiration date of the fifth anniversary of the transaction close, July 24, 2018, regardless of the date the Series A Warrants were issued. See the 2014 Warrant Exchange Agreements - discussed below.

On July 19, 2013, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable best efforts basis for the Offering. The Company paid the Placement Agent a cash fee equal to 5% of the gross proceeds from the Offering and reimbursed the Placement Agent for its reasonable out-of-pocket expenses of $75,000. The Company also issued 666,666 Placement Agent Warrants to purchase Units equal to 5% of the aggregate number of Units issued in the Offering (other than the Units issued to Andrey Semechkin and Ruslan Semechkin). The Placement Agent Warrants had substantially the same terms as the Series B Warrants, except that the Placement Agent Warrants (i) had an exercise price of $0.15 per Unit, subject to adjustments similar to those applicable to the Series A Warrants, (ii) had a term of five years, (iii) provided for a cashless exercise, and (iv) otherwise comply with the requirements of the Financial Institutions Regulatory Authority, Inc. (FINRA). The Company also agreed to pay the Placement Agent a cash solicitation fee equal to 5% of the gross proceeds received by the Company upon the exercise of the Series B Warrants under certain circumstances. See the 2014 Warrant Exchange Agreements - discussed below.

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

The exercise price and number of shares of common stock issuable upon exercise of the Series A Warrants were subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series A Warrants. The Series A Warrants also contained full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then existing exercise price of the Series A Warrants, with certain exceptions. The exercise price and number of Units issuable on exercise of the Series B Warrants were subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, as described in the Series B Warrants.

The Series A Warrants were exercisable on a “cashless” basis in certain circumstances. In addition, in the event of a fundamental transaction that is (i) an all cash or substantially all cash transaction, (ii) a “Rule 13e 3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, or (iii) with certain limited exceptions, a fundamental transaction involving a person or entity not traded on The New York Stock Exchange, Inc., The NYSE MKT, The NASDAQ Global Select Market, The NASDAQ Global Market or The NASDAQ Capital Market, then the Company or any successor entity would pay at the holder’s option, exercisable at any time concurrently with or within 45 days after the consummation of the fundamental transaction, an amount of cash equal to the value of the Series A Warrant as determined in accordance with the Black Scholes option pricing model.

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A Warrant, Series B Warrant, and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at each quarter and as of the year ended December 31, 2013 using the Monte-Carlo simulation model. The following assumptions were used as inputs to the model at December 31, 2013: stock price of $0.21 and warrant exercise price of $0.15 as of the valuation date; the Company’s historical stock price volatility of 84.3%; risk free interest rate on U.S. treasury notes of 1.55%; warrant expiration of 4.56 years; and a zero dividend rate for the Series A Warrants and the Placement Agent Warrants; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.15 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1,390,000. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1,725,000, $2,645,000 and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,485,000 and $4,925,000 as of the issuance date of July 24, 2013 and the revaluation date of December 31, 2013, respectively. During the three and six months ended June 30, 2014, the Company recorded a net change in fair value of warrant liability gain of $1,271,000 and $1,894,000, respectively, in the unaudited condensed consolidated statements of operations prior to the 2014 Warrant Exchange Transaction in the second quarter of 2014 and for the quarterly revaluation at March 31, 2014. See the 2014 Warrant Exchange Agreements - discussed below.

Series A and B Warrant Exercises - There were no warrant exercises during the three and six months ended June 30, 2014. During the year ended December 31, 2013, the Company received net proceeds of $2,356,000 upon the exercise of 16,754,822 of the Series B Warrants issued in July 2013 for 16,754,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 3013. The total additional Units consisted of 16,754,822 shares of common stock and 16,754,822 Series A Warrants. Of the Series B Warrants exercised, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, exercised 2,754,821 Series B Warrants; and Ruslan Semechkin, the Company’s Chief Scientific Officer, exercised 667,667 Series B Warrants for an aggregate price of $497,000.

In addition, during the year ended December 31, 2013, the Company received net proceeds of $30,000 upon the exercise of 200,000 of the Series A Warrants issued in July 2013 for 200,000 shares of common stock at an exercise price of $0.15 per share.

Series B Price Adjustment - The Series B Warrants were subject to an exercise price adjustment on the 60th trading day following issuance in July 2013. On October 17, 2013, the adjustment date, the adjusted exercise price was calculated at a 20% discount to the closing bid price on the adjustment date. The closing bid price on the adjustment date was $0.1815 per share, which resulted in an adjusted exercise price of $0.1452 per Unit. This adjusted exercise price was retroactively applied to all exercises from the period of October 10th through to the expiration date of October 24th. Of the 16,754,822 Series B Warrants exercised during the year ended December 31, 2013, there were 12,304,822 subject to the adjusted exercise price of $0.1452 per Unit for net proceeds of approximately $1,722,000. The remaining 4,450,000 were exercised prior to the adjustment date at $0.15 per Unit for net proceeds of approximately $634,000.

Expiration of Series B Warrants - On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised.

2014 Warrant Exchange Agreements – On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 44,665,783 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 36,554,822 shares of common stock and the Placement Agent Warrants to purchase 666,666 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 10,088,154 shares of common stock for 12,105,784 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares.

Immediately prior to the Warrant Exchange transaction, the Company recorded a net change in fair value of warrant liability gain of $1,271,000. As a result of the Warrant Exchange, the Company recognized a $3,445,000 loss for the warrant exchange inducement expense. In addition, the Company recorded a reclassification of $3,031,000 to additional paid in capital from warrant liability for a total increase to additional paid in capital of $6,428,000, which represents the fair value of the stock issued in the Warrant Exchange.

As part of the Warrant Exchange Agreement, the Company agreed that through September 14, 2014 it would not offer, sell, pledge, contract to sell or otherwise dispose of any equity securities or securities convertible, exercisable or exchangeable into equity securities of the Company, except for the issuance of equity awards pursuant to the Company’s employee benefit plans and employee incentive plans, the issuance of common stock pursuant to the valid exercise of options or warrants or upon exercise of conversion rights with respect to convertible securities outstanding on the date of the Warrant Exchange, and the issuance and sale of equity securities in private placements to directors or officers of the Company.

As of June 30, 2014 and December 31, 2013, there were 0 and 36,554,822 Series A Warrants and 0 and 666,666 Placement Agent Warrants outstanding, respectively, which the Company had reserved 0 and 37,888,154 shares of common stock for future issuance, respectively.

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

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years. As of June 30, 2014 and December 31, 2013, there were 200,000 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through June 30, 2014 were as follows:

	Preferred Stock		Common Stock		Units	Common Stock					Price per Warrant
												Weighted
					Placement	YKA	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Series B	Series A	Series B	Agent	Loan	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2012	1,600,000	300,000	—	—	—	1,400,000	200,000	—	—	3,500,000	$0.25-2.00	$0.336
2013
Issued			36,754,822	20,000,000	666,666			5,062,500	2,500,000	64,983,988	$0.15-0.200	$0.156
Exercised			(200,000)	(16,754,822)						(16,954,822)	$0.145-0.15	$0.147
Forfeited/Cancelled	(1,600,000)	(300,000)		(3,245,178)		(1,400,000)				(6,545,178)	$0.15-0.250	$0.198
Outstanding, December 31, 2013	—	—	36,554,822	—	666,666	—	200,000	5,062,500	2,500,000	44,983,988	$0.145-2.00	$0.166
2014
Issued										—
Exchanged			(36,554,822)		(666,666)					(37,221,488)	$0.15	$0.150
Exercised										—
Forfeited/Cancelled										—
Outstanding, June 30, 2014	—	—	—	—	—	—	200,000	5,062,500	2,500,000	7,762,500	$0.145-2.00	$0.240

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

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current base rent is $11,032. The initial term of the lease expires in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture the Company’s research products and the administration facility is used for sales and marketing and general administrative purposes. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

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

The Company incurred rent expense of $79,000 and $84,000 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company incurred rent expense of $158,000.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2014, are as follows (in thousands):

Amount
2014 (remaining six months)	$194
2015	397
2016	101
2017	3
Total	$695

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $10,000 and $19,000 as commission expenses during the three months ended June 30, 2014 and 2013, respectively, under the terms of this agreement. For the six months ended June 30, 2014 and 2013, the commission expense incurred under this agreement was $23,000 and 43,000, respectively.

Customer Concentration

During the three and six months ended June 30, 2014 for the Biomedical market segment, one customer accounted for 19% and 20% of consolidated revenues. During the three and six months ended June 30, 2013 for the Biomedical market segment, one customer accounted for 14% and 15% of our consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues:
Cosmeceutical market	$746	$709	$1,549	$1,359
Biomedical market	842	748	1,688	1,383
Total revenues	1,588	1,457	3,237	2,742
Operating expenses:
Therapeutic market	2,388	2,329	4,608	4,171
Cosmeceutical market	785	738	1,573	1,341
Biomedical market	658	580	1,364	1,134
Total operating expenses	3,831	3,647	7,545	6,646
Operating income (loss):
Therapeutic market	(2,388)	(2,329)	(4,608)	(4,171)
Cosmeceutical market	(39)	(29)	(24)	18
Biomedical market	184	168	324	249
Total operating income (loss)	$(2,243)	$(2,190)	$(4,308)	$(3,904)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland and California, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

For the Three Months Ended	For the Six Months Ended

	June 30,		June 30,
	2014	2013	2014	2013
North America	$1,318	$1,064	$2,667	$2,082
Asia	162	294	340	421
Europe	101	77	210	188
All other regions	7	22	20	51
Total	$1,588	$1,457	$3,237	$2,742

12. Subsequent Event

On August 6, 2014 to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 6,000,000 shares of common stock at a price of $0.10 per share, for a total purchase price of $600,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Ruslan Semechkin is the Company’s Chief Scientific Officer and director.

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

Business Overview

We had been a development stage company from our inception through the quarter ended September 30, 2013.  During the quarter ended December 31, 2013, we exited the development stage based on a consistent, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. We have generated product revenues from our two commercial businesses of $3.2 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Organizational History

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

Results of Operations

Revenues

Revenue for the three months ended June 30, 2014, totaled $1.59 million, compared to $1.46 million for the three months ended June 30, 2013. LCT contributed $842,000 or 53% of total revenue for the three months ended June 30, 2014, compared to $748,000 or 51% for the three months ended June 30, 2013. The increase of $94,000 or 13% in LCT’s revenue for 2014 was driven primarily by higher sales to OEM customers and international distributors. LSC’s revenue of $746,000 for the three months ended June 30, 2014 accounted for 47% of total revenue, compared to $709,000 or 49% of total revenue for the three months ended June 30, 2013. The increase of $37,000 or 5% in LSC’s revenue is due to our strategic efforts to expand and diversify sources of revenue across all channels. We saw the greatest sales growth in website sales and professional accounts.

For the six months ended June 30, 2014 and 2013, revenue was $3.24 million and $2.74 million, respectively.  LCT contributed $1.69 million or 52% of total revenue in the six months ended June 30, 2014, compared to $1.38 million or 50% of total revenue for the six months ended June 30, 2013.  LCT’s revenue increased by $305,000 or 22%, primarily due to higher sales to OEM customers and international distributors.  LSC’s revenue of $1.55 million or 48% of total revenue in the six months ended June 30, 2014, compared to $1.36 million or 50% of total revenue in the six months ended June 30, 2013. The increase of $190,000 or 14% in LSC’s revenue was a result of our strategic efforts to expand and diversify our sources of revenue.

Cost of sales

Cost of sales for the three months ended June 30, 2014 was $409,000 or 26% of revenue, compared to $329,000 or 23% of revenue for the three months ended June 30, 2013.  The increase in cost of sales as a percentage of revenue is partially attributable to a 3% increase in costs for LCT and a 2% increase in costs for LSC.  LCT’s cost of sales for the three months ended June 30, 2014 was $317,000 or 38% of sales, compared to $260,000 or 35% of sales for the three months ended June 30, 2013. The increase in cost of sales for LCT is primarily due to a shift in sales mix from higher margin products to lower margin products for the three months ended June 30, 2014, compared to the corresponding period in 2013.  LSC’s cost of sales was $91,000 or 12% of sales for the three months ended June 30, 2014, compared to $69,000 or 10% of sales for the three months ended June 30, 2013. The increase in cost of sales for LSC is primarily attributable to a shift in our sales mix to a lower portion of our sales recorded from ecommerce compared to other sales channels.

Cost of sales for the six months ended June 30, 2014 was $848,000 or 26% of revenue, compared to $663,000 or 24% of revenue for the same period in 2013.  The increase in cost of sales as a percentage of revenue is partially attributable to a 2% increase in costs for LCT and a 1% increase in costs for LSC.  LCT’s cost of sales for the six months ended June 30, 2014 was $676,000 or 40% of sales, compared to $523,000 or 38% of sales for the six months ended June 30, 2013.  The increase in cost of sales for LCT is primarily due to a shift in sales mix from higher margin products to lower margin products for the six months ended June 30, 2014, compared to the corresponding period in 2013.  LSC’s cost of sales was $172,000 or 11% of sales for the six months ended June 30, 2014, compared to $140,000 or 10% of sales for the six months ended June 30, 2013.  The increase in the cost of sales for LSC is primarily due to a shift in our sales mix to a lower portion of our sales recorded from ecommerce compared to other sales channels.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $1.41 million for the three months ended June 30, 2014, compared to $974,000 for the same period in 2013. The increase of $437,000 or 45% is primarily due to increased stem cell line research and clinical testing expenses of $591,000, partially offset by lower employee-related spending of $72,000, consulting costs of $40,000, and stock-based compensation expense of $20,000.

Research and development expenses for the six months ended, June 30, 2014 were $2.37 million, compared to $1.70 million for the same period in 2013.  The increase of $674,000 or 40% was primarily due to higher stem cell line research and clinical testing expenses of $816,000, partially offset by lower employee-related spending of $48,000, consulting costs of $39,000, and stock-based compensation expense of $34,000.

R&D is primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013.  Building on the NHP PD pilot study, in May 2013 we initiated a large-scale pharmacology/toxicology primate study, which is intended to form a critical component of our Investigational New Drug (IND) application that we anticipate filing in late 2014 or early 2015.  We anticipate increased R&D expenditures in 2014 and 2015 as a result of this large-scale primate study and the added costs associated with the preparation of the IND application.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended June 30, 2014 were $679,000, approximating the same amount as the corresponding period in 2013.

Selling and marketing expenses for the six months ended June 30, 2014 were $1.35 million, compared to $1.19 million in the six months ended June 30, 2013.  The increase of $157,000 or 13% was due to higher employee-related spending of $68,000, consulting expenses of $83,000, expenses for marketing materials, samples and printing of $102,000, and trade show costs of $26,000.  Commission expense increased $43,000 as a result of higher sales.  The increase was partially offset by a reduction of $142,000 in advertising expense.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, and expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $1.33 million, reflecting a decrease of $333,000 or 20%, compared to $1.67 million for the same period in 2013. The decrease is primarily attributable to decreases in employee-related spending of $161,000, stock-based compensation expense of $62,000, filing fees of $47,000, temporary service costs of $61,000, stock-based compensation for services provided by consultants of $26,000, legal fees of $16,000, and board of director fees of $8,000. The decreases were partially offset by increases in audit and accounting related fees of $17,000, and investor relations related costs of $59,000.

General and administrative expenses for the six months ended June 30, 2014 were $2.98 million, reflecting a decrease of $117,000 or 4%, compared to $3.10 million for the same period in 2013. The decrease is primarily attributable to decreases in employee-related spending of $134,000, stock-based compensation expense of $127,000, filing fees of $24,000, temporary service costs of $18,000, stock-based compensation for services provided by consultants of $58,000, legal fees of $13,000, and board of director fees of $16,000. The decreases were partially offset by increases in audit and accounting related fees of $39,000, and investor relations related costs of $221,000.

Other Income/Expense

Other expense was $2.17 million for the three months ended June 30, 2014, primarily due to recognizing loss of $3.45 million for the warrant exchange inducement expense offset by the income of $1.27 million for the change in fair value of the warrant liability from our registered stock and warrant offering completed in July 2013, due to the subsequent final revaluation of the warrant liability during the current quarter prior to the completion of the exchange of the warrants for our common stock in June 2014. In 2013, we recorded other expense of $10,000 during the corresponding period.

Other expense for the six months ended June 30, 2014 was $1.54 million, due to recognizing loss of $3.45 million for the warrant exchange inducement expense offset by the income of $1.89 million for the change in fair value of the warrant liability from our registered stock and warrant offering completed in July 2013, due to the subsequent revaluation of the warrant liability at each balance sheet date and the final revaluation prior to the completion of the exchange of the warrants for our common stock. We recorded other expense of $9,000 during the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, our cash and cash equivalents totaled $748,000, compared to $2.24 million as of December 31, 2013. At June 30, 2014, we had a working capital balance of $1.17 million, compared to a $2.40 million deficit as of December 31, 2013. The positive change in our working capital from a deficit at December 31, 2013 is primarily due to removal of the fair value of warrant liability from our balance sheet as of the end of the current quarter resulting from the exchange of warrants for common stock.

Operating Cash Flows

Net cash used in operating activities was $3.36 million for the six months ended June 30, 2014, compared to $2.89 million for the corresponding period in 2013. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $3.20 million in the six months ended June 30, 2014, compared to $2.63 million for the same period in 2013.

Investing Cash Flows

Net cash used in investing activities was $558,000 for the six months ended June 30, 2014, compared to $373,000 in the same period in 2013. The increase was the result of higher payments for capital expenditure of $207,000, partially offset by lower patent licenses and trademarks spending of $21,000.

Financing Cash Flows

Net cash provided by financing activities was $2.42 million for the six months ended June 30, 2014, compared to $3.27 million in the same period in 2013. Approximately $1.42 million of the net proceeds of $2.42 million received in 2014 was attributable to the issuance of 8.2 million shares of common stock, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013. In addition, we received net proceeds of $1.1 million from the sale of 8.8 million shares to Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Ruslan Semechkin our Chief Scientific Officer and a director. The shares were offered and sold to the purchasers in a private placement transaction. Under our purchase agreement with Lincoln Park, we may sell from time to time up to an aggregate of $10.25 million of shares of common stock to Lincoln Park through January 2017.

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

During the quarter ended December 31, 2013, we exited the development stage based on a consistent, increasing revenue trend and more significant revenue totals generated from our two commercial businesses.  We had been in the development stage from inception through the quarter ended September 30, 2013, and have accumulated losses from inception through the quarter ended June 30, 2014, and expect to incur additional losses in the near future. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the quarter ended June 30, 2014, our average burn rate was approximately $560,000 per month, excluding capital expenditures and patent costs averaging $93,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2014. As part of the June 2014 warrant exchange transaction discussed above, we agreed that until September 14, 2014 we would not issue additional shares in capital raising transactions other than in private placements to our officers and directors. Based on the factors above, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future.

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

From July 1, 2014 through to August 6, 2014, we sold a total of 6.0 million shares of common stock for an aggregate of $600,000, as discussed in Note 12, Subsequent Event, to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2014, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have provided updated risk factors below. The risk factors set forth below with an asterisk (*) following the title are new risk factors or risk factors that contain material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our common stock could decline.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During 2013, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the second quarter ended June 30, 2014 was approximately $560,000 per month excluding capital expenditures and patent costs averaging $93,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

—	the accuracy of the assumptions underlying our estimates for capital needs in 2014 and beyond;
—	scientific progress in our research and development programs;
—

the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

—	our progress with preclinical development and clinical trials;

—	the time and costs involved in obtaining regulatory approvals;
—	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
—	the number and type of product candidates that we pursue.

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

Through January 2017, we may direct Lincoln Park Capital Fund, LLC (“Lincoln Park”) to purchase up to $10.25 million worth of shares of our common stock under our Purchase Agreement with them, generally in amounts up to 200,000 shares of our common stock on any such business day. However, Lincoln Park shall not purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.05 per share, subject to adjustment as set forth in the Purchase Agreement. From commencement through August 1, 2014, we have sold a total of approximately 9.9 million shares of common stock for an aggregate of approximately $1.8 million.

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

On June 11, 2014, we entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of our Series A Warrants and Placement Agent Warrants that we issued pursuant to the 2013 S-1 July Registered Offering.  As part of the Warrant Exchange Agreements, we agreed that through September 14, 2014 we would not offer, sell, pledge, contract to sell or otherwise dispose of any equity securities or securities convertible, exercisable or exchangeable into our equity securities, except for the issuance of equity awards pursuant to our employee benefit plans and employee incentive plans, the issuance of common stock pursuant to the valid exercise of options or warrants or upon exercise of conversion rights with respect to convertible securities outstanding on the date of the Warrant Exchange, and the issuance and sale of equity securities in private placements to our directors or officers.  As a result, except for private placements with our officers and directors, we will not be able to raise funds through the issuance of the equity securities until after September 14, 2014 (including sales to Lincoln Park) and therefore will not be able to take advantage of any financing opportunities until after such time, which may have an adverse effect on the Company if advantageous opportunities or market conditions arise.

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

Due to the relatively early stage of our therapeutic products and stem cell therapy-based systems, we have not yet invested significantly in clinical testing and regulatory capabilities, including for human clinical trials. We cannot assure you that we will be able to invest or develop resources for these capabilities successfully or as expediently as necessary. In particular, human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

—	unforeseen safety issues;
—	determination of dosing issues;
—	inability to demonstrate effectiveness during clinical trials;
—	slower than expected rates of patient recruitment;
—	inability to monitor patients adequately during or after treatment; and
—	inability or unwillingness of medical investigators to follow our clinical protocols.

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

—

the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be filed with the FDA and other regulatory authorities;

—

data obtained from preclinical and nonclinical animal testing and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing;

—

negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay or terminate development efforts for a product candidate; and/or

—	FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials.

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

Even if we are successful in obtaining regulatory approval of our product candidates, we will continue to be subject to the requirements of and review by, the FDA and comparable regulatory authorities in the areas of manufacturing processes, post-approval clinical data, adverse event reporting, labeling, advertising and promotional activities, among other things. In addition, any marketing approval we receive may be limited in terms of the approved product indication or require costly post-marketing testing and surveillance. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

—	warning letters or other actions requiring changes in product manufacturing processes or restrictions on product marketing or distribution;
—	product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and
—	fines, restitution or disgorgement of profits or revenue, the imposition of civil penalties or criminal prosecution.

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

The biotechnology, cosmeceutical, and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

—	we will succeed in obtaining any patents, obtain them in a timely manner, or that the breadth or degree of protection that any such patents will protect our interests;
—	the use of our technology will not infringe on the proprietary rights of others;
—

patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or will not be challenged, invalidated or infringed; or

—	patents will not be issued to other parties, which may be infringed by our potential products or technologies.

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

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

—	design and conduct advanced clinical trials in the event that we reach clinical trials;
—	fund research and development activities with us;
—	pay us fees upon the achievement of milestones; and
—	market with us any commercial products that result from our collaborations.

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

—	our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products;
—	our ability to create products that are superior to alternatives currently on the market;
—	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and
—	reimbursement policies of government and third party payers.

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

During the three and six months ended June 30, 2014, we derived approximately 19% and 20%, respectively, of our revenues from one customer.*

During the three and six months ended June 30, 2014, one customer accounted for 19% and 20%, respectively, of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

—	clinical trial results;
—	the amount of cash resources and such company’s ability to obtain additional funding;
—	announcements of research activities, business developments, technological innovations or new products by competitors;
—	entering into or terminating strategic relationships;
—	changes in government regulation;
—	disputes concerning patents or proprietary rights;
—	changes in our revenues or expense levels;
—	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;
—	reports by securities analysts;
—	activities of various interest groups or organizations;
—	media coverage; and
—	status of the investment markets.

This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock.

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of June 30, 2014, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 47% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D and Series G Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing three series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established three separate series of outstanding preferred stock, including Series B, Series D and Series G Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.0667 to $0.2545 per share as of June 30, 2014). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

—	quarterly variations in our revenues and operating expenses;
—	announcements of new products or services by us;
—	fluctuations in interest rates;
—	significant sales of our common stock;
—	the operating and stock price performance of other companies that investors may deem comparable to us; and
—	news reports relating to trends in our markets or general economic conditions.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.*

On December 10, 2013, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.25 million of our common stock from time to time through January 2017 at our discretion. From commencement through August 1, 2014, we have sold approximately 9.9 million shares of our common stock to Lincoln Park for an aggregate purchase price of approximately $1.8 million. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At June 30, 2014, there were 7,762,500 warrants, for which we have reserved 7,762,500 shares of common stock, and 20,236,077 vested and 7,082,333 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, the Company sold 8,833,333 shares of common stock to the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, and Dr. Ruslan Semechkin, Chief Scientific Officer and a director, for an aggregate of $1,050,000.  The shares of common stock were sold to two accredited investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The Company sold a total of 3,000,000 shares of common stock on various dates from April 1, 2014 through June 30, 2014 for a total consideration of approximately $484,000 from stock purchases by Lincoln Park Capital Fund, LLC pursuant to the stock purchase agreement we entered into with Lincoln Park Capital, LLC in December 2013. The proceeds from these issuances will be used to fund the general operations of the Company. The shares of common stock were sold to a single accredited investor in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On June 16, 2014, the Company completed a series of exchange transactions with the holders of its Series A Warrants and Placement Agent Warrants that had been issued by the Company pursuant to the Form S-1 Registration Statement relating to the public offering consummated in July 2013. The Company issued a total of 44,665,783 shares of common stock to the warrant holders in exchange for the cancellation of warrants to purchase 36,554,822 shares of common stock and the placement agent warrants for purchase of 666,666 shares of common stock and warrants. These shares were be issued in exchange for previously issued securities in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

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

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014, File No. 000-51891).
3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).
4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
10.1	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 12, 2014, File No. 000-51891).
10.2	Securities Purchase Agreement dated May 29, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 4, 2014, File No. 000-51891).
10.3	Securities Purchase Agreement dated June 26, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 1, 2014, File No. 000-51891).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: August 7, 2014
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer
	By:	/s/ Jay Novak
	Name:	Jay Novak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)