Form 10-Q
period 2014-09-30
International Stem Cell CORP
filed 2014-11-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 7, 2014 the Registrant had 224,304,073 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and cash equivalents	$471	$2,243
Accounts receivable, net of allowance for doubtful accounts of $19 at September 30, 2014 and December 31, 2013	464	306
Inventory, net	1,533	1,369
Prepaid expenses and other current assets	359	658
Restricted cash	50	50
Total current assets	2,877	4,626
Property and equipment, net	781	830
Intangible assets, net	2,649	2,250
Deposits and other assets	57	33
Total assets	$6,364	$7,739
Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable	$715	$532
Accrued liabilities	1,299	1,290
Deferred revenue	—	3
Related party payable	5	21
Advances	250	250
Fair value of warrant liability	—	4,925
Total current liabilities	2,269	7,021
Convertible Redeemable Series G Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013, liquidation preference of $5,000 at September 30, 2014 and December 31, 2013	4,941	4,941
Commitments and contingencies
Stockholders' Deficit
Series D Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at September 30, 2014 and December 31, 2013, with liquidation preference of $4,320 at September 30, 2014 and December 31, 2013	—	—
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at September 30, 2014 and December 31, 2013, with liquidation preferences of $417 and $403 at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 600,000,000 and 300,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively, 224,274,073 and 151,175,053 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	224	151
Additional paid-in capital	89,080	77,897
Accumulated deficit	(90,150)	(82,271)
Total stockholders' deficit	(846)	(4,223)
Total liabilities, redeemable preferred stock and stockholders' deficit	$6,364	$7,739

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Product sales	$1,963	$1,670	$5,200	$4,412
Total revenue	1,963	1,670	5,200	4,412
Expenses
Cost of sales	518	447	1,366	1,110
Research and development	1,392	932	3,761	2,627
Selling and marketing	745	632	2,093	1,823
General and administrative	1,342	1,362	4,322	4,461
Total expenses	3,997	3,373	11,542	10,021
Loss from operating activities	(2,034)	(1,703)	(6,342)	(5,609)
Other income (expense)
Change in fair value of warrant liability	—	27	1,894	27
Fair value of warrant liability in excess of proceeds	—	(1,390)	—	(1,390)
Financing transaction costs	—	(738)	—	(738)
Warrant exchange inducement expense	—	—	(3,445)	—
Miscellaneous expense	(8)	—	(8)	(20)
Interest expense	—	—	(2)	—
Sublease income	8	5	24	18
Total other income (expense), net	—	(2,096)	(1,537)	(2,103)
Loss before income taxes	(2,034)	(3,799)	(7,879)	(7,712)
Provision for income taxes	—	—	—	—
Net loss	$(2,034)	$(3,799)	$(7,879)	$(7,712)
Net loss applicable to common stockholders	$(2,034)	$(3,799)	$(7,879)	$(7,712)
Net loss per common share-basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.07)
Weighted average shares-basic and diluted	218,278	128,243	181,037	114,830

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

For the Year Ended December 31, 2013 and the Nine Months ended September 30, 2014

(in thousands)

(2014 Unaudited)

	Convertible
	Redeemable				Convertible Preferred Stock
	Series G		Common								Additional		Total
	Preferred Stock		Stock		Series B		Series C		Series D		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	5,000	$4,941	87,389	$87	300	$—	2,000	$2	—	$—	$69,945	$(71,792)	$(1,758)
Issuance of common stock from conversion of Series C preferred stock			8,000	8			(2,000)	(2)			(6)		—
Issuance of common stock
For cash, net of issuance costs of $178			37,991	38							3,343		3,381
For services			840	1							239		240
From exercises of warrants, net of commissions of $98			16,955	17							2,683		2,700
Stock-based compensation											1,693		1,693
Net loss for the year ended December 31, 2013												(10,479)	(10,479)
Balance at December 31, 2013	5,000	4,941	151,175	151	300	—	—	—	—	—	77,897	(82,271)	(4,223)
Issuance of common stock
For cash, net of issuance costs of $169			27,568	27							3,570		3,597
For services			865	1							138		139
For warrant exchange, net of issuance costs of $49			44,666	45							6,383		6,428
Stock-based compensation											1,092		1,092
Net loss for the period ended September 30, 2014												(7,879)	(7,879)
Balance at September 30, 2014	5,000	$4,941	224,274	$224	300	$—	—	$—	—	$—	$89,080	$(90,150)	$(846)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine
	Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(7,879)	$(7,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	347
Stock-based compensation expense	1,212	1,291
Common stock issued for services	139	180
Fair value of warrant liability in excess of proceeds	—	1,390
Financing transaction costs	—	738
Change in fair value of warrant liability	(1,894)	(27)
Warrant exchange inducement expense	3,445	—
Allowance for doubtful accounts	—	22
Allowance for inventory obsolescence	30	40
Loss on disposal of fixed assets	8	16
Impairment of intangible assets	39	32
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(158)	(148)
(Increase) decrease in inventory	(194)	(201)
(Increase) decrease in prepaid assets and other assets	299	49
(Increase) decrease in restricted cash	—	(50)
(Increase) decrease in deposits	(24)	(13)
Increase (decrease) in accounts payable	184	(447)
Increase (decrease) in accrued liabilities	9	326
Increase (decrease) in deferred revenue	(3)	(77)
Increase (decrease) in related party payable	(16)	11
Net cash used in operating activities	(4,454)	(4,233)
Investing activities
Purchases of property and equipment	(262)	(34)
Proceeds from sale of property and equipment	1	—
Payments for patent licenses and trademarks	(485)	(480)
Net cash used in investing activities	(746)	(514)
Financing activities
Proceeds from issuance of common stock	3,646	6,289
Proceeds from exercise of warrants and options	—	242
Payment of offering costs	(218)	(646)
Net cash provided by financing activities	3,428	5,885
Net increase (decrease) in cash and cash equivalents	(1,772)	1,138
Cash and cash equivalents, beginning of period	2,243	654
Cash and cash equivalents, end of period	$471	$1,792
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Warrant liability reclassified to equity upon warrant exchange	$3,031	$—
Warrants issued for placement agent services	$—	$115

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $495,000 per month, excluding capital expenditures and patent costs averaging $83,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2014. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company is a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In December 2013, the Company filed a registration statement with the Securities Exchange Commission (the “SEC”), which allows the Company to sell up to $10,250,000 of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) from time to time through January 2017 at the Company’s discretion pursuant to the terms of a Common Stock Purchase Agreement entered into with Lincoln Park on December 10, 2013 (the “Purchase Agreement”). The registration statement was declared effective on January 13, 2014. However, the Company cannot predict the timing or amount of any funds that it may actually receive.  During the nine months ended September 30, 2014, to obtain funding for working capital purposes, the Company sold a total of 8,200,000 shares of common stock under the Purchase Agreement with Lincoln Park, raising approximately $1,588,000. For further discussion, see Note 6, Capital Stock.  In connection with agreements entered into as part of a private placement effected October 14, 2014, the Company may not sell shares to Lincoln Park until March 2016.  Additionally, pursuant to the terms of the October 2014 private placement, the Company may not issue securities, subject to certain exceptions, until the 90th day following the effective date of a registration statement on Form S-1 filed with the SEC on November 3, 2014 in connection with registering for resale certain shares of common stock underlying securities issued in the private placement, provided, however, that the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers and directors at market prices.  For further discussion, see Note 12, Subsequent Events.

During the third quarter of 2014, the Company sold an additional 10,444,445 shares of common stock to the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, and Dr. Ruslan Semechkin, Chief Scientific Officer and a director, for an aggregate of $1,000,000, as discussed in Note 6, Capital Stock.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method for LSC products and specific identification method for LCT products. Inventory balances are stated at the lower of cost or market. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts totaling $19,000.

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

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company did not recognize material impairments on its long-lived assets during the three and nine months ended September 30, 2014 and 2013.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 52% and 51% of total revenue during the nine months ended September 30, 2014 and 2013, respectively. LSC contributed 48% and 49% of total revenue during the nine months ended September 30, 2014 and 2013, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the three and nine months ended September 30, 2014 as compared to the years ended December 31, 2013 and 2012. At September 30, 2014 and December 31, 2013, the estimated allowance for sales returns was $10,000. At September 30, 2014 and December 31, 2013, net deferred revenue totaled $0 and $3,000, respectively.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of September 30, 2014 (in thousands):

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

Warrants to purchase
common stock
Beginning balance at December 31, 2012	$—
Issuances of warrants	5,986
Exercise of warrants	(1,815)
Adjustments to estimated fair value	754
Ending balance at December 31, 2013	4,925
Issuances of warrants	—
Exercise of warrants	—
Adjustments to estimated fair value	(1,894)
Warrants exchanged for common stock	(3,031)
Ending balance at September 30, 2014	$—

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2014 and December 31, 2013 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2014, there were 308,875 non-vested restricted stock awards, 20,770,037 vested and 6,372,173 non-vested stock options outstanding, and 7,762,500 warrants outstanding; and at September 30, 2013, there were 596,250 non-vested restricted stock awards, 67,395,832 shares issuable upon exercise of warrants, and 17,914,518 vested and 5,780,175 non-vested stock options outstanding. These restricted stock awards, stock options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three and nine months ended September 30, 2014 and 2013.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company does not intend to early adopt this standard.  The adoption of this standard will not have an impact on the financial condition of the Company.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

2. Inventory

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$199	$147
Work in process	454	446
Finished goods	1,019	902
Total	1,672	1,495
Less: allowance for inventory obsolescence	(139)	(126)
Inventory, net	$1,533	$1,369

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Machinery and equipment	$1,348	$1,170
Computer equipment	214	246
Office equipment	203	203
Leasehold improvements	757	745
Construction in progress	64	—
	2,586	2,364
Less: accumulated depreciation and amortization	(1,805)	(1,534)
Property and equipment, net	$781	$830

Depreciation expenses for the three and nine months ended September 30, 2014 were $101,000 and $302,000, respectively. During the same periods in the prior year, depreciation expenses were $100,000 and $301,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to ACT under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to ACT. As of September 30, 2014, the total amount capitalized related to the acquired ACT licenses was $747,000, and $2,417,000 related to the other patent acquisition costs.

Patents and patent licenses were recorded at cost of $3,164,000 and $2,760,000 at September 30, 2014 and December 31, 2013, respectively. Amortization expense for the three months ended September 30, 2014 and 2013 was $16,000 and $15,000, respectively; and amortization expense for the nine months ended September 30, 2014 and 2013 was $47,000 and $45,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of September 30, 2014 and December 31, 2013 was $556,000 and $510,000, respectively.

At September 30, 2014, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2014 (remaining three months)	$16
2015	62
2016	62
2017	62
2018	62
Thereafter	2,344
Total	$2,608

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2014, no revenues were realized from this agreement.

	September 30,	December 31,
	2014	2013
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of September 30, 2014, the Company is authorized to issue 600,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. During the first quarter of 2013, the Company issued additional shares of common stock at $0.20 per share, triggering an adjustment in the conversion price of the Series B Preferred to $0.20. As a result of the 2013 S-1 July Registered Offering discussed below, the conversion price for the Series B Preferred was reduced to $0.15 and $0.1452 in the third and fourth quarters of 2013, respectively. During the second quarter of 2014, the 2014 Warrant Exchange Agreements discussed below triggered an adjustment in the current conversion price of the Series B Preferred to $0.0667 per share. The Series B Preferred has a priority (senior to the shares of common stock) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of September 30, 2014 and December 31, 2013, there were 300,000 shares of the Series B Preferred issued and outstanding.

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

As of September 30, 2014 and December 31, 2013, there were 0 shares of the Series C Preferred issued and outstanding. On January 22, 2013, the holders of Series C Preferred converted all of the outstanding shares of Series C Preferred into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock.

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

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of September 30, 2014 and December 31, 2013, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of September 30, 2014 and December 31, 2013, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

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

During the first quarter of 2014, the Company issued additional shares of common stock to Lincoln Park, under the Purchase Agreement with Lincoln Park, at various prices ranging from $0.175 to $0.223 per share, triggering numerous adjustments in the conversion price and the conversion ratio of the Series G Preferred. During the second quarter of 2014, the Company issued additional shares of common stock to Lincoln Park, under the Purchase Agreement with Lincoln Park, at various prices ranging from $0.150 to $0.185 per share; and sold shares at $0.15 and $0.10 per share to Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Chief Scientific Officer and a director, respectively, triggering numerous adjustments in the conversion price and the conversion ratio of the Series G Preferred. Also during the second quarter of 2014, common shares were issued at $0.0667 per share as part of the 2014 Warrant Exchange Agreements. During the third quarter of 2014, the Company sold additional shares of common stock to Dr. Andrey Semechkin, Dr. Ruslan Semechkin, and other executives of the Company for prices ranging from $0.09 to $0.10 per share, triggering adjustments in the conversion price and conversion ratio of the Series G Preferred Stock. As of September 30, 2014, the adjusted conversion price and the conversion ratio for the Series G Preferred were $0.2498 per share and 4.0025 shares, respectively.

Common Stock Transactions

2013 Securities Purchase Agreements for Common Stock

On January 22, 2013, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Simon Craw to sell a total of 10,125,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $2,025,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Simon Craw is the Company’s Executive Vice President Business Development. The sale of the shares of common stock was completed on January 22, 2013. In connection with the sale of these shares, the Company issued to each purchaser a warrant, exercisable for a period of 5 years, to purchase a number of shares of common stock equal to 50% of the shares purchased by that purchaser, for a total of 5,062,500 shares subject to the warrants at an exercise price of $0.20 per share.

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

On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised. At September 30, 2014, there were no Series A and Placement Agent warrants outstanding. See 2014 Warrant Exchange Agreements below for the detailed discussion of common stock issued in the second quarter of 2014 in exchange for the cancellation of the warrants. At December 31, 2013, total Series A and Placement Agent warrants outstanding were 36,554,822 and 666,666, respectively, which the Company had reserved 37,888,154 shares of common stock for future issuance.

2014 Securities Purchase Agreements for Common Stock

On May 29, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 3,333,333 shares of common stock at a price of $0.15 per share, for a total purchase price of $500,000. On June 26, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 5,500,000 shares of common stock at a price of $0.10 per share, for a total purchase price of $550,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Ruslan Semechkin is the Company’s Chief Scientific Officer and director. On August 6, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 6,000,000 shares of common stock at a price of $0.10 per share, for a total purchase price of $600,000. On September 10, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 4,444,445 shares of common stock at a price of $0.09 per share, for a total purchase price of $400,000.

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

2013 Lincoln Park Capital Fund, LLC Stock Purchase Agreement

On December 10, 2013, the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to an aggregate of $10,250,000 of common stock (subject to certain limitations) from time to time through January 2017. Of the aggregate $10,250,000 of common stock that may be sold to Lincoln Park, on December 11, 2013, the Company sold 1,666,666 shares of common stock to Lincoln Park for an aggregate purchase price of $250,000 pursuant to the Purchase Agreement, which is referred to as the Initial Purchase. Upon execution of the Purchase Agreement, the Company paid to Lincoln Park $155,000, as a cash fee, for their commitment to purchase additional shares of common stock under the Purchase Agreement.

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

During the three and nine months ended September 30, 2014, the Company sold 0 and 8,200,000 shares, respectively, to Lincoln Park raising approximately $0 and $1,588,000, respectively, for working capital purposes. From commencement through to September 30, 2014, the Company has sold a total of 9,866,666 shares of common stock to Lincoln Park for an aggregate of $1,838,000 under the Agreement. As of September 30, 2014, there remained 10,133,334 shares available for sale up to a total of $8,412,000 under the Purchase Agreement with Lincoln Park.

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

Pursuant to the terms of a securities purchase agreement entered into with investors in connection with a private placement effected October 14, 2014, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park until March 2016.  See Note 12, Subsequent Event.

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

During the three months and nine months ended September 30, 2013, the Company issued 0 and 1,200,000 shares of common stock, respectively, to Aspire Capital, raising $0 and $264,000, respectively, which was used to fund its research and operational activities.

Reserved Shares

At September 30, 2014, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	27,142,210
Options available for future grant	8,423,574
Convertible preferred stock	89,012,588
Warrants	7,762,500
132,340,872

7. Related Party Transactions

Other than with respect to the purchases of Series C Preferred, Series D Preferred, Series G Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended September 30, 2014 and 2013, the Company recorded $41,000 and $39,000, respectively, in rent expense that was related to the facility lease arrangement with related parties. Additionally, during the nine months ended September 30, 2014 and 2013, the Company recorded $122,000 and $118,000, respectively, related to the same arrangement with the related party.

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

Total stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Cost of sales	$15	$—	$45	$—
Research and development	78	94	221	272
Selling and marketing	13	10	36	30
General and administrative	384	337	910	989
	$490	$441	$1,212	$1,291

Unrecognized compensation expense related to stock options as of September 30, 2014 was $1,144,000, which is expected to be recognized over a weighted average period of approximately 1.80 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.00%	0.00%	1.91%	0.95%
Expected stock price volatility	98.23%	0.00%	99.65%	118.34%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	6.1 yrs	0.0 yrs	6.1 yrs	6.1 yrs

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2012	15,122,900	$1.18
Granted	1,491,500	$0.26
Exercised	—	$—
Canceled or expired	(586,000)	$0.61
Outstanding at December 31, 2013	16,028,400	$1.12
Granted	4,304,000	$0.15
Exercised	—	$—
Canceled or expired	(799,483)	$0.53
Outstanding at September 30, 2014	19,532,917	$0.93	6.47 years	$—
Vested and expected to vest at September 30, 2014	18,665,045	$0.97	6.33 years	$—
Exercisable at September 30, 2014	13,160,744	$1.20	5.29 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00
Outstanding at December 31, 2013	7,609,293	$0.62
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at September 30, 2014	7,609,293	$0.62	5.11 years	$—

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2012	335,000	$0.32
Granted	961,000	$0.24
Vested	(1,029,750)	$0.27
Forfeited	(121,250)	$0.25
Unvested at December 31, 2013	145,000	$0.23
Granted	865,459	$0.17
Vested	(701,584)	$0.20
Forfeited	—	$—
Unvested at September 30, 2014	308,875	$0.19

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the nine months ended September 30, 2014 and 2013 was approximately $143,000 and $222,000, respectively. The Company recognized approximately $54,000 and $43,000 of stock-based compensation expense related to the restricted stock awards for the three months ended September 30, 2014 and 2013, respectively. Additionally, during the nine months ended September 30, 2014 and 2013, the Company recognized approximately $139,000 and $180,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of September 30, 2014, total unrecognized compensation costs related to unvested awards was approximately $44,000, which is expected to be recognized over a weighted-average period of approximately 0.40 years.

Warrants

Warrants Issued with Preferred Stock

During 2008, in connection with the Company’s fund raising efforts, two warrants to purchase shares of common stock were issued with the purchase of one share of Series A Preferred Stock, where an additional 2,000,000 common stock warrants were outstanding and two warrants to purchase shares of common stock were issued with the purchase of one share of Series B Preferred Stock, where an additional 1,100,000 common stock warrants were outstanding. During the second quarter of 2010, the holders of the warrants issued to the purchasers of the Series A Preferred Stock and Series B Preferred Stock, signed a waiver to give up their rights to the anti-dilution provisions related to the warrants and the exercise price was fixed at $0.25.

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

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1,390,000. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1,725,000, $2,645,000 and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,485,000 and $4,925,000 as of the issuance date of July 24, 2013 and the revaluation date of December 31, 2013, respectively. During the three and nine months ended September 30, 2014, the Company recorded a net change in fair value of warrant liability gain of $0 and $1,894,000, respectively, in the condensed consolidated statements of operations prior to the 2014 Warrant Exchange Transaction in the second quarter of 2014 and for the quarterly revaluation at March 31, 2014. See the 2014 Warrant Exchange Agreements - discussed below.

Series A and B Warrant Exercises - There were no warrant exercises during the three and nine months ended September 30, 2014. During the year ended December 31, 2013, the Company received net proceeds of $2,356,000 upon the exercise of 16,754,822 of the Series B Warrants issued in July 2013 for 16,754,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 3013. The total additional Units consisted of 16,754,822 shares of common stock and 16,754,822 Series A Warrants. Of the Series B Warrants exercised, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, exercised 2,754,821 Series B Warrants; and Ruslan Semechkin, the Company’s Chief Scientific Officer, exercised 667,667 Series B Warrants for an aggregate price of $497,000.

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

As of September 30, 2014 and December 31, 2013, there were 0 and 36,554,822 Series A Warrants and 0 and 666,666 Placement Agent Warrants outstanding, respectively, which the Company had reserved 0 and 37,888,154 shares of common stock for future issuance, respectively.

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

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years. As of September 30, 2014 and December 31, 2013, there were 200,000 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through September 30, 2014 were as follows:

	Preferred Stock		Common Stock		Units	Common Stock					Price per Warrant
												Weighted
					Placement	YKA	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Series B	Series A	Series B	Agent	Loan	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2012	1,600,000	300,000	—	—	—	1,400,000	200,000	—	—	3,500,000	$0.25-2.00	$0.336
2013
Issued			36,754,822	20,000,000	666,666			5,062,500	2,500,000	64,983,988	$0.15-0.200	$0.156
Exercised			(200,000)	(16,754,822)						(16,954,822)	$0.145-0.15	$0.147
Forfeited/Cancelled	(1,600,000)	(300,000)		(3,245,178)		(1,400,000)				(6,545,178)	$0.15-0.250	$0.198
Outstanding, December 31, 2013	—	—	36,554,822	—	666,666	—	200,000	5,062,500	2,500,000	44,983,988	$0.145-2.00	$0.166
2014
Issued										—
Exchanged			(36,554,822)		(666,666)					(37,221,488)	$0.15	$0.150
Exercised										—
Forfeited/Cancelled										—
Outstanding, September 30, 2014	—	—	—	—	—	—	200,000	5,062,500	2,500,000	7,762,500	$0.145-2.00	$0.240

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. The lease for this facility expires in August 2016. The current base rent is $8,846 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current base rent is $11,105. The initial term of the lease expires in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture the Company’s research products and the administration facility is used for sales and marketing and general administrative purposes. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

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

The Company incurred rent expense of $79,000 and $77,000 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred rent expense of $236,000 and $235,000, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2014, are as follows (in thousands):

Amount
2014 (remaining three months)	$97
2015	397
2016	101
2017	3
Total	$598

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July

2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $11,000 and $18,000 as commission expenses during the three months ended September 30, 2014 and 2013, respectively, under the terms of this agreement. For the nine months ended September 30, 2014 and 2013, the commission expense incurred under this agreement was $34,000 and 61,000, respectively.

Customer Concentration

During the three and nine months ended September 30, 2014 for the Biomedical market segment, one customer accounted for 22% and 21% of consolidated revenues. During the three and nine months ended September 30, 2013 for the Biomedical market segment, one customer accounted for 24% and 18% of our consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues:
Cosmeceutical market	$970	$810	$2,519	$2,169
Biomedical market	993	860	2,681	2,243
Total revenues	1,963	1,670	5,200	4,412
Operating expenses:
Therapeutic market	2,458	1,900	7,067	6,071
Cosmeceutical market	837	787	2,410	2,129
Biomedical market	702	686	2,065	1,821
Total operating expenses	3,997	3,373	11,542	10,021
Operating income (loss):
Therapeutic market	(2,458)	(1,900)	(7,067)	(6,071)
Cosmeceutical market	133	23	109	40
Biomedical market	291	174	616	422
Total operating income (loss)	$(2,034)	$(1,703)	$(6,342)	$(5,609)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland and California, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
North America	$1,519	$1,280	$4,186	$3,362
Asia	332	283	672	704
Europe	98	66	309	254
All other regions	14	41	33	92
Total	$1,963	$1,670	$5,200	$4,412

12. Subsequent Event

On October 14, 2014, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey and Ruslan Semechkin, the Company’s Chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) an aggregate of 2,500 shares of Series H Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 38,777,726 shares of common stock at an initial conversion price of $0.06447, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.0921 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants, the Series B Warrants, collectively, the “Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million.

The number of shares issuable upon conversion of the Series H Preferred Stock and exercise of the Warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions, and pursuant to antidilution provisions. In addition, Purchasers have been granted rights of participation in future offerings of our securities for eighteen months.

The Securities Purchase Agreement entered into in the Private Placement requires the Company to hold a special meeting of stockholders to seek stockholder approval of an increase in the number of authorized shares of common stock under the Company’s certificate of incorporation to 720,000,000 shares and approve a reverse stock split. In connection with the Private Placement, the Company also entered into a registration rights agreement, as amended, with the investors pursuant to which the Company is obligated to file registration statements to register the resale of (i) 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock, and (ii) 100% of the shares of common stock issuable upon exercise of the warrants. In addition to the registration rights, the Purchasers are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting effective and maintaining effective registration statements covering the shares underlying the Series H Preferred Stock and the Warrants, including the failure of the Company to file a resale registration statement by no later than November 13, 2014 and the failure of the Company to have such resale registration statement declared effective by the Securities and Exchange Commission (the “SEC”) by no later than December 13, 2014, subject to certain exceptions.

Subject to certain ownership limitations with respect to the Series H-1 Preferred Stock, the Series H Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $0.06447 per share. The Series H Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Series H Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series H-1 Preferred Stock having a beneficial ownership limitation, the Series H-1 Preferred Stock and Series H-2 Preferred Stock are substantially identical. The conversion price of the Series H Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of the amendment to the certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date.

The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants.

Pursuant to the terms of the Securities Purchase Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016.  Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company may not issue any of its securities until the 90th day following the effective date of the registration statement on Form S-1 filed with SEC on November 3, 2014 in connection with registering for resale certain shares of common stock underlying securities issued in the private placement.  However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

H.C. Wainwright & Co. (the “Placement Agent”) acted as the exclusive placement agent for the Offering pursuant to a placement agency engagement letter, dated as of September 23, 2014, by and between the Placement Agent and the Company (the “Engagement Letter”). Upon the closing of the Offering, pursuant to the Engagement Letter, the Placement Agent received a placement agent fee of $200,000 and a warrant to purchase approximately 9.3 million shares of common stock, as well as the reimbursement of fees and expenses up to $50,000. Similar to the Series A Warrant, the placement agent warrant will have an initial exercise price of $0.0921 per share, be immediately exercisable and will terminate 5.5 years after the date of issuance.

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

Business Overview

We had been a development stage company from our inception through the quarter ended September 30, 2013.  During the quarter ended December 31, 2013, we exited the development stage based on a consistent, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. We have generated product revenues from our two commercial businesses of $5.2 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Results of Operations

Revenues

Revenue for the three months ended September 30, 2014, totaled $1.96 million, compared to $1.67 million for the three months ended September 30, 2013. LCT contributed $993,000 or 51% of total revenue for the three months ended September 30, 2014, compared to $860,000 or 51% for the three months ended September 30, 2013. The increase of $133,000 or 16% in LCT’s revenue for 2014 was driven primarily by higher sales to OEM customers and international distributors. LSC’s revenue of $970,000 for the three months ended September 30, 2014 accounted for 49% of total revenue, compared to $810,000 or 49% of total revenue for the three months ended September 30, 2013. The increase of $160,000 or 20% in LSC’s revenue is due to our strategic efforts to expand and diversify sources of revenue across all sales/distribution channels. We saw the greatest sales growth in website sales and professional accounts.

For the nine months ended September 30, 2014 and 2013, revenue was $5.20 million and $4.41 million, respectively.  LCT contributed $2.68 million or 52% of total revenue in the nine months ended September 30, 2014, compared to $2.24 million or 51% of total revenue for the nine months ended September 30, 2013.  LCT’s revenue increased by $438,000 or 20%, primarily due to higher sales to OEM customers and international distributors.  LSC’s revenue of $2.50 million or 48% of total revenue in the nine months ended September 30, 2014, compared to $2.17 million or 49% of total revenue in the nine months ended September 30, 2013. The increase of $350,000 or 16% in LSC’s revenue was a result of our strategic efforts to expand and diversify our sources of revenue, as well as robust growth in our professional channel sales.

Cost of sales

Cost of sales for the three months ended September 30, 2014 was $518,000 or 26% of revenue, compared to $447,000 or 27% of revenue for the three months ended September 30, 2013.  While our overall cost of sales as a percentage of revenue stayed relatively stable, LCT’s cost of sales decreased approximately 5% and LSC’s cost of sales increased approximately 5% as a percentage of sales. LCT’s cost of sales for the three months ended September 30, 2014 was $357,000 or 36% of sales, compared to $353,000 or 41% of sales for the three months ended September 30, 2013. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the three months ended September 30, 2014, compared to the corresponding period in 2013.  LSC’s cost of sales was $161,000 or 16% of sales for the three months ended September 30, 2014, compared to $93,000 or 11% of sales for the three months ended September 30, 2013. The increase in cost of sales for LSC is primarily attributable to a shift in our sales mix to a lower portion of our sales recorded from ecommerce compared to other sales channels.

Cost of sales for the nine months ended September 30, 2014 was $1.37 million or 26% of revenue, compared to $1,110,000 or 25% of revenue for the same period in 2013.  The slight increase in cost of sales as a percentage of revenue is partially attributable to a 1% decrease in costs for LCT and a 2% increase in costs for LSC.  LCT’s cost of sales for the nine months ended September 30, 2014 was $1.03 million or 38% of sales, compared to $877,000 or 39% of sales for the nine months ended September 30, 2013.  The decrease in cost of sales for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the nine months ended September 30, 2014, compared to the corresponding period in 2013.  LSC’s cost of sales was $334,000 or 13% of sales for the nine months ended September 30, 2014, compared to $233,000 or 11% of sales for the nine months ended September 30, 2013.  The increase in the cost of sales for LSC is primarily due to a shift in our sales mix to a lower portion of our sales recorded from ecommerce compared to other sales channels.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $1.39 million for the three months ended September 30, 2014, compared to $932,000 for the same period in 2013. The increase of $460,000 or 49% is primarily due to increased stem cell line research and preclinical testing expenses of $625,000, partially offset by lower employee-related spending of $29,000, consulting costs of $63,000, tissue donation costs of $67,000 and stock-based compensation expense of $16,000.

Research and development expenses for the nine months ended, September 30, 2014 were $3.76 million, compared to $2.63 million for the same period in 2013.  The increase of $1.13 million or 43% was primarily due to higher stem cell line research and preclinical testing expenses of $1.44 million, partially offset by lower employee-related spending of $80,000, consulting costs of $102,000, tissue donation costs of $91,000, and stock-based compensation expense of $50,000.

R&D is primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013.  Building on the NHP PD pilot study, in May 2013 we initiated a large-scale pharmacology/toxicology primate study, which is intended to form a critical component of our regulatory submission that we anticipate filing in late 2014 or early 2015.  We anticipate increased R&D expenditures in 2014 and 2015 as a result of this large-scale primate study and the added costs associated with the preparation of the regulatory submission.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended September 30, 2014 were $745,000, compared to $632,000 in the three months ended September 30, 2013.  The increase of $113,000 or 18% was primarily due to higher employee-related spending of $50,000, consulting and creative expenses of $59,000, logistics expense of $8,000, and website support of $19,000.  Commission expense increased $62,000 as a result of higher sales.  The increase was partially offset by a reduction of $78,000 in advertising expense and $29,000 is industry public relations expense.

Selling and marketing expenses for the nine months ended September 30, 2014 were $2.09 million, compared to $1.82 million in the nine months ended September 30, 2013.  The increase of $269,000 or 15% was primarily due to higher employee-related spending of $117,000, consulting and creative expenses of $142,000, stock-based compensation for services provided of $11,000, expenses for marketing materials, samples and printing of $106,000, logistics costs of $13,000, and trade show costs of $17,000.  Commission expense increased $105,000 as a result of higher sales. The increase was partially offset by a reduction of $220,000 in advertising expense, investor relations of $51,000, and website support of $24,000.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $1.34 million, reflecting a decrease of $20,000 or 1%, compared to $1.36 million for the same period in 2013. The decrease is primarily attributable to decreases in investor relations related costs of $54,000, consulting expense of $23,000, temporary service fees of $36,000, patent impairment expense of $11,000, and licenses and permits expense of $11,000. The decreases were partially offset by increases in stock-based compensation expense of $47,000, employee related spending of $26,000, filing fees of $6,000, computer service and supplies expenses of $6,000, insurance related costs of $7,000, rent and building maintenance expenses of $8,000, and legal fees of $16,000.

General and administrative expenses for the nine months ended September 30, 2014 were $4.32 million, reflecting a decrease of $138,000 or 3%, compared to $4.46 million for the same period in 2013. The decrease is primarily attributable to decreases in employee-related spending of $126,000, stock-based compensation expense of $79,000, temporary service costs of $55,000, stock-based compensation for services provided by consultants of $52,000, consulting fees of $31,000, board of director fees of $24,000, filing fees of $18,000, and uncollectible write offs of $22,000. The decreases were partially offset by increases in audit and accounting related fees of $44,000, annual meeting related costs of $26,000, computer service and supplies expenses of $16,000, insurance related costs of $14,000, rent and building maintenance expenses of $19,000, and investor relations related costs of $167,000.

Other Income/Expense

Other expense was $0 for the three months ended September 30, 2014 due to recognizing a loss of $8,000 on a fixed asset disposal, offset by $8,000 of sublease income. In 2013, we recorded other expense of $2.1 million during the corresponding period primarily due to recognizing the fair value of $1.39 million for the warrant liability in excess of the investment proceeds received from our stock offering completed in July 2013, plus the associated financing costs of $738,000.

Other expense for the nine months ended September 30, 2014 was $1.54 million, due to recognizing loss of $3.45 million for the warrant exchange inducement expense offset by the income of $1.89 million for the change in fair value of the warrant liability from our registered stock and warrant offering completed in July 2013, due to the subsequent revaluation of the warrant liability at each balance sheet date and the final revaluation prior to the completion of the exchange of the warrants for our common stock. We recorded other expense of $2.1 million during the nine months ended September 30, 2013 primarily due to recognizing the fair value of $1.39 million for the warrant liability in excess of the investment proceeds received from our stock offering completed in July 2013, plus the associated financing costs of $738,000.

Liquidity and Capital Resources

As of September 30, 2014, our cash and cash equivalents totaled $471,000, compared to $2.24 million as of December 31, 2013. At September 30, 2014, we had a working capital balance of $607,000, compared to a $2.40 million deficit as of December 31, 2013. The positive change in our working capital from a deficit at December 31, 2013 is primarily due to removal of the fair value of warrant liability from our balance sheet as of the end of the second quarter in 2014 resulting from the exchange of warrants for common stock.

Operating Cash Flows

Net cash used in operating activities was $4.45 million for the nine months ended September 30, 2014, compared to $4.23 million for the corresponding period in 2013. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $4.55 million in the nine months ended September 30, 2014, compared to $3.68 million for the same period in 2013.

Investing Cash Flows

Net cash used in investing activities was $746,000 for the nine months ended September 30, 2014, compared to $514,000 in the same period in 2013. The increase was the result of higher payments for capital expenditure of $228,000, and higher patent licenses and trademarks spending of $5,000.

Financing Cash Flows

Net cash provided by financing activities was $3.43 million for the nine months ended September 30, 2014, compared to $5.89 million in the same period in 2013. Approximately $1.42 million of the net proceeds of $3.43 million received in 2014 was attributable to the issuance of 8.2 million shares of common stock, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013. In addition, we received net proceeds of $2.1 million from the sale of 19.3 million shares to Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Ruslan Semechkin our Chief Scientific Officer and a director. The shares were offered and sold to the purchasers in private placement transactions.

During the nine months ended September 30, 2013, the Company issued an additional 16.3 million shares of common stock in transactions that were not registered under the Securities Act of 1933. The Company issued a total of 1.2 million shares of common stock on various dates from January 1, 2013 through March 15, 2013 raising $264,000 from stock purchases by Aspire Capital, issued a total of 10.1 million shares of common stock on January 22, 2013 raising $2,025,000 from Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Dr. Simon Craw, Company’s Executive Vice President Business Development, and issued 5 million shares of common stock on March 12, 2013 raising $1,000,000 from a stock purchase by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and by other investors with long-standing relationships with and who closely follow the Company. For further discussion of these transactions, see Note 6, Capital Stock, Common Stock Transactions to our condensed consolidated financial statements.

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

During the quarter ended December 31, 2013, we exited the development stage based on a consistent, increasing revenue trend and more significant revenue totals generated from our two commercial businesses.  We had been in the development stage from inception through the quarter ended September 30, 2013, and have accumulated losses from inception through the quarter ended September 30, 2014, and expect to incur additional losses in the near future. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the quarter ended September 30, 2014, our average burn rate was approximately $495,000 per month, excluding capital expenditures and patent costs averaging $83,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2014. As part of the June 2014 warrant exchange transaction discussed above, we agreed that until September 14, 2014 we would not issue additional shares in capital raising transactions other than in private placements to our officers and directors. Additionally, pursuant to the terms of the Securities Purchase Agreement entered into in connection with the private placement discussed below, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016.  Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company may not issue any of its securities until the 90th day following the effective date of the registration statement on Form S-1 filed with the SEC on November 3, 2014 in connection with registering for resale certain shares of common stock underlying securities issued in the private placement.  However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

On October 14, 2014, in a private placement, we sold a total of (i) 2,500 shares of Series H Convertible Preferred Stock convertible into 38,777,726 shares of common stock at an initial conversion price of $0.06447 (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.0921 per share exercisable immediately and which have a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and which have a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants, the Series B Warrants, collectively, the “Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and which have a term of 12 months for an aggregate initial gross purchase price of $2.5 million, as discussed in Note 12, Subsequent Event, to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2014, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During the nine months ended September 30, 2014, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate as of the third quarter ended September 30, 2014 was approximately $495,000 per month excluding capital expenditures and patent costs averaging $83,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

After March 2016 and through January 2017, we may direct Lincoln Park Capital Fund, LLC (“Lincoln Park”) to purchase up to $10.25 million worth of shares of our common stock under our Purchase Agreement with them, generally in amounts up to 200,000 shares of our common stock on any such business day. However, Lincoln Park shall not purchase any shares of our common stock on any business day that the closing sale price of our common stock is less than $0.05 per share, subject to adjustment as set forth in the Purchase Agreement. From commencement through October 14, 2014, we have sold a total of approximately 9.9 million shares of common stock for an aggregate of approximately $1.8 million.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Until March 2016, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all of the $10.25 million of common stock under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. As discussed below, pursuant to the terms of a securities purchase agreement entered into with investors in connection with a private placement effected October 14, 2014, the Company may not effect sales to Lincoln Park pursuant to the Purchase Agreement with Lincoln Park until March 2016.

On October 14, 2014, we effected a private placement pursuant to which we sold a total of (i) 2,500 shares of Series H Convertible Preferred Stock convertible into 38,777,726 shares of common stock at an initial conversion price of $0.06447 (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.0921 per share exercisable immediately and which have a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and which have a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants, the Series B Warrants, collectively, the “Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and which have a term of 12 months for an aggregate initial gross purchase price of $2.5 million.  Pursuant to the terms of the Securities Purchase Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016.  Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company may not issue any of its securities until the 90th day following the effective date of the registration statement on Form S-1 filed with the SEC on November 3, 2014 in connection with registering for resale certain shares of common stock underlying securities issued in the private placement and therefore, will not be able to take advantage of any financing opportunities until after such time, which may have an adverse effect on the Company if advantageous opportunities or market conditions arise.  However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans. See Note 12, Subsequent Event, to our condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2014, we derived approximately 22% and 21%, respectively, of our revenues from one customer.*

During the three and nine months ended September 30, 2014, one customer accounted for 22% and 21%, respectively, of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of October 31, 2014, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 54.75% of our outstanding shares of common stock, including shares issuable upon conversion of all the outstanding shares of our Series D, Series G and Series H-2 Preferred Stock and shares issuable upon exercise of options and warrants. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing three series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series H-1 and Series H-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights (other than the Series H Preferred Stock) and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.0667 to $0.2498 per share as of October 31, 2014). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of five series of preferred stock that remain outstanding, including Series B, Series D, Series G, Series H-1 and Series H-2 Preferred Stock. The terms of the Series B, Series D and Series G Preferred Stock include voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third party), and terms of the Series B, Series D, Series G and Series H Preferred Stock include, among other things, preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D, Series G and Series H Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At October 15, 2014, there were 133,402,332, warrants, for which we have reserved 133,402,332 shares of common stock, and 20,741,094 vested and 6,191,899 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, the Company sold 10,444,445 shares of common stock to the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin, and Dr. Ruslan Semechkin, Chief Scientific Officer and a director, for an aggregate of $1,000,000.

Additionally, during the three months ended September 30, 2014, the Company sold 90,000 shares of common stock to three of the Company’s executive officers for an aggregate purchase price of $9,000. The shares of common stock were sold to accredited investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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
4.7

Certificate of Preferences, Rights and Limitations of Series H-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

4.8

Certificate of Preferences, Rights and Limitations of Series H-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
10.1	Securities Purchase Agreement dated August 6, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 11, 2014, File No. 000-51891).
10.2	Securities Purchase Agreement dated September 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 16, 2014, File No. 000-51891).
10.3	Form of Securities Purchase Agreement dated October 7, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

Exhibit	Description
10.5

Amendment Agreement to Registration Rights Agreement, dated October 29, 2014, between the Company and certain purchasers thereto (incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 filed on November 3, 2014, Registration No. 333-199779).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 13, 2014
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Jay Novak
	Name:	Jay Novak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)