Form 10-K
period 2014-12-31
International Stem Cell CORP
filed 2015-03-30
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,563,000 based upon the closing price of the common stock on June 30, 2014 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2015 there were 252,011,924 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2015 is incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about potential markets, future product demand, product development targets and expected timing, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

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

Business Overview

International Stem Cell Corporation (sometimes referred to herein as “ISCO”, the “Company”, “we”, “us”, or “our”) is a biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We operate in the therapeutic, cosmeceutical and biomedical research markets.

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, cosmeceutical and research products, of a total of $7.0 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively.

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

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

•	Neural stem cells for treatment of Parkinson’s disease and potentially other neurological disorders, such as spinal cord injury, traumatic brain injury and stroke.
•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, it is also possible to create islet cells for potential treatment of diabetes.

•	Three-dimensional eye structures to treat degenerative retinal diseases, corneal blindness, and to accelerate corneal healing.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which we intend to use to produce the clinical-grade cells necessary for future clinical studies and commercialization.  In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. We anticipate commencing the clinical development program with a Phase I study, to be undertaken in Australia, in 2015.

In August 2014, we began evaluating the use of neural stem cell transplantation (“NSC”) for the treatment of ischemic stroke using a rodent model of the disease. Because we have developed safety data on NSC from the Parkinson's disease program, we believe we can apply such data in a program for the treatment of ischemic stroke.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before any regulatory approval may be achieved and the products sold for therapeutic use.

On December 16, 2014 the Company was named in Deloitte’s 2014 Technology Fast 500™ of the fastest growing companies in North America.  International Stem Cell Corporation was ranked in 215th place, in the overall list which also included the technology, media, telecommunications and clean tech companies.  Of the 47 biotechnology businesses on the list, ISCO placed 21st and was the only regenerative medicine company represented.

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

According to the National Stroke Association stroke is a leading cause of death In the United States, killing nearly 130,000 people each year, and a leading cause of serious, long-term adult disability. Approximately 795,000 strokes will occur each year, one occurring every 40 seconds, and taking a life approximately every four minutes. About 87% of strokes are ischemic, meaning that the stroke is caused by a blood clot blocking a blood vessel carrying blood to the brain (as opposed to a hemorrhagic stroke which is caused by a burst blood vessel).   Approximately two million brain cells die every minute during stroke, increasing the risk of permanent brain damage, disability or death. The estimated direct and indirect cost of stroke in the United States in 2010 is $73.7 billion. The only FDA approved treatment for ischemic strokes is tissue plasminogen activator (tPA). tPA works by dissolving the clot, improving blood flow to the part of the brain being deprived of blood flow. tPA must be administered within 3 hours(and up to 4.5 hours in certain eligible patients)to have a chances of recovering from a stroke. A significant number of stroke victims don’t get to the hospital in time for tPA treatment which is a reason why new post-stroke treatments are being investigated.

Liver disease affects one in ten persons according to the American Liver Foundation, and is one of the top ten leading causes of death in the United States. There are more than 100 individual diseases of the liver; and, for people with liver failure the only effective treatment is full or partial organ transplantation. However, the demand for liver organs far exceeds the number available. According to the American Liver Foundation, over 16,000 individuals in the United States are waiting for a transplant. Using our proprietary technologies and know-how, we are creating liver cells from hpSCs that may be used to treat a variety of hepatic and metabolic liver diseases to address this significant market opportunity. Importantly, liver cell transplantation has already been used in early stage clinical trials to treat patients with liver failure and has proven especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant.

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

Cosmeceutical Market – Skin Care Products

Products that provide anti-aging benefits represent a significant portion of the global facial skincare market. In key regions, such as the U.S. and Asia, the growth of the facial care market is driven by increases in consumer disposable income and growing popularity of skincare products based on biotechnology, such as human stem cells. Currently this market segment is in its early stages of development and we believe it has a significant growth potential. Our goal is to leverage our leadership in human stem cell technology to develop and commercialize advanced anti-aging skincare products for our retail and professional channels.

Our wholly-owned subsidiary, Lifeline Skin Care, Inc. (“LSC”), develops, manufactures and markets a line of luxury skincare products with anti-aging benefits that is based on our proprietary stem cell extract.

LSC’s products are sold in United States and internationally through a branded website; through professional channels (including dermatologists; plastic surgeons; medical, day and resort spas,) and a network of distributors.

Biomedical Market – Primary Human Cell Research Products

The global market for human cell systems for use in basic research is extremely large, with continuing anticipated growth. We believe that the following are the main drivers in the research market:

•	The need for experimental human cells which are more predictive of human biology than are non-human cells, genetically-modified cell lines or living non-human animals.
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

While we have continued to expand our sales and marketing efforts in order to increase revenue, our commercial operations do not generate sufficient funds to fully support our core therapeutic and research efforts. Underpinning our research into the therapeutic properties of hpSC, we plan to expand our collection of parthenogenetic stem cell lines by creating and banking new clinical-grade hpSC lines at our Oceanside, California facility. We intend to create these new lines according to good tissue practices (“GTP”) and current good manufacturing practices (“cGMP”) and use them as sources for our own internal development programs and to generate revenue through licensing opportunities. We are actively working with a number of in vitro fertility (“IVF”) clinics in the southern California region enrolling individuals who are willing to donate oocytes for research purposes in order to create new hpSC lines.

Corporate Structure

International Stem Cell Corporation is a Delaware corporation which has four wholly owned subsidiaries, ISCO California, Inc., Lifeline Cell Technology, LLC (“LCT”), Lifeline Skin Care, Inc. (“LSC”), and Cyto Therapeutics Pty. Ltd.

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 for the purpose of conducting clinical trials in Australia. Cyto Therapeutics is a limited proprietary company and a wholly-owned subsidiary of ISCO.

Our principal executive offices are located at 5950 Priestly Drive, Carlsbad, CA 92008, and our telephone number is (760) 940-6383. Our corporate website address is www.internationalstemcell.com , Lifeline Cell Technology’s website address is www.lifelinecelltech.com , and Lifeline Skin Care’s website address is www.lifelineskincare.com . Our common stock is quoted on the OTC QB and trades under the symbol “ISCO”.

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

However, currently the U.S. government, through National Institute of Health (“NIH”) appropriations restrictions, prevents federal funding to be used to create new embryonic and parthenogenetic stem cells.

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

Our Facilities

We have built the capacity to manufacture human cells for use in preclinical and clinical trials and ultimately for therapeutic use through the completion of our cGMP manufacturing laboratories in Oceanside, California and Frederick, Maryland, which is currently cGMP ready. The Oceanside laboratory is designed specifically for the derivation of clinical-grade parthenogenetic stem cell lines for our stem cell bank and their differentiated derivatives for future clinical trials.

Our Products

Therapeutic Product Candidates

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

•	Neural stem cells for treatment of Parkinson’s disease and potentially other neurological disorders, such as spinal cord injury, traumatic brain injury and stroke.
•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, it is also possible to create islet cells for potential treatment of diabetes.

•	Three-dimensional eye structures to treat degenerative retinal diseases, corneal blindness, and to accelerate corneal healing.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which we intend to use to produce the clinical-grade cells necessary for future clinical studies and commercialization.  In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. We anticipate commencing the clinical development program with a Phase I study, to be undertaken in Australia, in 2015.

In August 2014, we began evaluating the use of neural stem cell transplantation (“NSC”) for the treatment of ischemic stroke using a rodent model of the disease. Because, we have developed safety data on NSC from the Parkinson's disease program we believe can leverage such data in a program for the treatment of ischemic stroke.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before any regulatory approval may be achieved and the products sold for therapeutic use.

Skin Care Products

ISCO’s LSC subsidiary has developed three skincare products containing our proprietary stem cell extract that help combat the signs of aging. Daytime Defense Complex is designed to facilitate quicker cell turnover, restore skin’s natural moisture levels, and to prevent UV damage. Recovery Night Moisture Serum helps reduce the appearance of fine lines and wrinkles, increases skin firmness, and contributes to skin cell regeneration. Eye Firming Complex provides tightening benefits and reduces puffiness, while delivering hydration to soften lines and wrinkles. LSC has also developed two skin cleansing and exfoliating products that are intended to complement the active ingredients in the night, day, and eye serum. Brightening Cleanser uses ultra-fine conditioning powders to help cleanse and brighten the skin. Dual Action Exfoliator uses glycolic acid and microcrystals to exfoliate dead skin cells and promote faster cell renewal.

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

Often LCT’s research customers use our cell-based research products in their clinical research, eventually adapting them for therapeutic applications. If one of our research products is adopted by a successful producer of therapeutic cells, ISCO may become a supplier to the much larger therapeutic market through LCT’s products. This is based on the fact that once regulatory product submissions are made to the FDA and similar authorities, the media and reagents used during development cannot be changed easily after approval. These uses of LCT’s products bring opportunities to ISCO for future therapeutic products. Such is the case with LCT’s Fibrolife ® media, which is currently being used in the process of creating tissue engineered vascular grafts.

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

Parkinson’s disease. Parkinson’s disease (“PD”) is the second most common neurodegenerative disease and, according to the Parkinson’s Disease Foundation, there are more than one million sufferers in the United States and more than $2 billion is spent on medication. Currently there is no cure for PD and the improvements in symptoms provided by PD drugs often diminish with time. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and potentially other central nervous system disorders in order to address this significant market opportunity.

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

Stroke. According to the National Stroke Association stroke is a leading cause of death In the United States, killing nearly 130,000 people each year, and a leading cause of serious, long-term adult disability. Approximately 795,000 strokes will occur each year, one occurring every 40 seconds, and taking a life approximately every four minutes. About 87% of strokes are ischemic. Approximately two million brain cells die every minute during stroke, increasing the risk of permanent brain damage, disability or death. The estimated direct and indirect cost of stroke in the United States in 2010 is $73.7 billion. The only FDA approved treatment for ischemic strokes is tissue plasminogen activator (tPA). tPA works by dissolving the clot, improving blood flow to the part of the brain being deprived of blood flow. tPA must be administered within 3 hours(and up to 4.5 hours in certain eligible patients)to have a chances of recovering from a stroke. A significant number of stroke victims don’t get to the hospital in time for tPA treatment which is a reason why new post-stroke treatments are being investigated.

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

Skin Care Market

Products that provide anti-aging benefits represent a significant portion of the global facial skincare market. Even during periods of slow or no economic growth, sales of anti-aging products continue to increase. Sophisticated consumers are attracted to skincare products that are innovative, technologically advanced, and are recommended by a professional whom they know and trust.

Innovation is present at all levels of the market as companies are constantly looking for new combinations of specialty ingredients—compounds that provide a demonstrable cosmetic or therapeutic effect. Biotechnology-based products represent a new, rapidly growing segment of the skincare market.

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

Intellectual Property

Patents

In 2014, we were granted two patents, covering different aspects and applications of our proprietary parthenogenetic technology. The first patent issued in Japan, covered various aspects of obtaining human embryonic stem cells using parthenogenetically activated oocytes. We currently have patents covering this technology in United States, Israel, Russia, South Korea and South Africa and additional patent applications are pending in other countries. The second patent issued in Russia covers the derivation of patient-specific stem cell lines from parthenogenetic blastocysts. We currently have a patent covering this technology in Israel. We have pending patents covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other patents and pending patent applications include intellectual property concerning skin care formulations and methods of manufacturing stem-cell based skin care products, methods to differentiate stem cells and methods to produce three dimensional corneal tissue constructs.

In addition, we have obtained exclusive worldwide licenses to patents and patent applications from Advanced Cell Technologies, Inc., which changed its name to Ocata Therapeutics, Inc. (“Ocata”). Our licensed and internally-generated patents provide the intellectual property rights we need to operate in the pluripotent stem cell field and to progress through the stages of creating a therapeutic stem cell product. These stages include the derivation, isolation, expansion and differentiation of stem cells. The intellectual property available to us enables us to create manufacturing methods that eliminate animal proteins in order to satisfy FDA requirements. In addition, we have rights to sell research products derived through our licensed intellectual property in order to generate income.

The majority of the patents and applications have been filed in the US and in foreign countries through the Patent Corporation Treaty or by direct country filings in those jurisdictions deemed significant to our operations. We also have an exclusive license to the only patent issued by the US Patent & Trademark Office for the creation of human Embryonic Stem cells (“hES”) using somatic cell nuclear transfer (“SCNT”) for human therapeutic use. Our currently issued patents will expire at various times commencing in 2020.

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

The patentability of human cells in countries throughout the world reflects widely differing governmental attitudes. In the US, hundreds of patents covering human embryonic stem cells have already been granted, including those on which we rely. Certain countries in Europe and Asia have taken the position that hES cells themselves are not patentable. ISCO believes that such restrictions are not appropriate as applied to parthenogenetic stem cells and is working with patent legislators in Europe to create exemptions for human parthenogenetic stem cells. As a result, we plan to file internationally wherever feasible and focus our research strategy on cells that best fit the US and foreign country definitions of patentable cells and technologies.

On December 18, 2014 the Court of Justice of the European Union (CJEU), the European Union's highest court ruled that the Company's core technology patent applications are not covered by the prohibition on patenting embryonic stem cells, removing the final barrier to the approval of ISCO’s parthenogenetic stem cell patents in the European Union.  This final and definitive ruling by the EU's highest court now formally separates parthenogenetic stem cells from embryonic stem cells, and removes the exclusion from patentability on the former while maintaining the ban on the later.

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Ocata for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to Ocata’s human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

The agreements with Ocata further provide that we are no longer obligated to make milestone payments or to meet any minimum research and development requirements. We will no longer pay any royalties related to the ACT IP or Infigen IP, and our obligation to pay a minimum license fee for the UMass IP has been reduced to $75,000 annually, payable in two installments to Ocata.

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

In 2014 and 2013, ISCO spent $5.4 million and $3.6 million on research and development activities, respectively. ISCO actively pursues sponsored research agreements with local and international research organizations and has established research collaborations with collaborators from Duke University, Yale University, The Scripps Research Institute (La Jolla), and the Sanford Burnham Medical Research Institute. We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISC for possible use in therapeutic or research fields. In addition to the research collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

In 2014 the Company signed a research agreement with Rohto Pharmaceutical Co. Ltd, (“Rohto”) the second-largest consumer health company in Japan, and a world leader in the manufacturing and marketing of pharmaceuticals, cosmetics, skincare and healthcare products.  Under the terms of the agreement, Rohto will evaluate stem cell-derived human cells owned and provided by ISCO in a number of pre-clinical animal models. If the research is successful and the parties agree on remaining terms, it is anticipated that a definitive license agreement will be signed at the end of the twelve-month period of the research agreement.

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

Some of our primary competitors in the development of stem cell therapies are Stem Cells Inc., Ocata, BioTime, Neuralstem, Inc., ReNeuron, StemCells, Inc. and ViaCyte. Our primary competitors in the skin care market are Obagi, Skinceuticals, SkinMedica (now owned by Allergan), and Murad. In the field of research products, our primary competitors for human cells, media and reagents are Lonza, EMD Millipore, Life Technologies (now owned by Thermo Fisher Scientific), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM and distribution contracts. Approximately 21% of our total sales in 2014 were from one customer.

The skin care line was launched in November 2010 through the company’s own website—www.lifelineskincare.com. Since that time, distribution has expanded to include destination and resort spas, dermatologists, plastic surgeons and international markets. Domestically, we plan to increase distribution of our products by increasing brand awareness, strategic partnerships, sales promotions, and public relations. Internationally, we are increasing distribution and sales through new distribution and custom product development agreements.

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

In November 2014, in an important ruling the FDA cleared ISCO's human parthenogenetic stem cells line for investigational clinical use.  This was a necessary step in the process of eventually advancing stem cell therapies based on ISCO’s core technology into clinical development.  Although the Phase I trial for the Parkinson’s Disease program is anticipated to be conducted in Australia, and therefore not subject to FDA oversight, future studies will be carried out in the United States where this approval is necessary.

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

Employees

In addition to our five executive officers, we utilize the services of 37 full-time staff members.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubts about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2014 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During 2014, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate for the year ended December 31, 2014 was approximately $535,000 per month excluding capital expenditures and patent costs averaging $82,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2015 and beyond;
•	scientific progress in our research and development programs;
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

Additionally, currently the U.S. government, through National Institute of Health appropriations restrictions, prevents federal funding to be used to create new embryonic and parthenogenetic stem cells, so access to grants from the NIH are limited.

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

In addition, we or the FDA or other regulatory agencies may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory agency finds deficiencies in our submissions or the conduct of trials.

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

We estimate that governmental funding, either directly or indirectly (through sponsorship of academic research), comprises approximately 40% of the market for basic and applied research in biological sciences, which is the target market for our primary human cell research products. The U.S. Government is considering significant changes in government spending and other governmental programs, with several automatic spending cuts being implemented. There are many variables in how these laws could be implemented that make it difficult to determine specific impacts on our customers, and we are unable to predict the impact that these automatic spending cuts would have on funding our customers receive. Additionally, U.S. Governmental programs are subject to annual congressional budget authorization and appropriation processes. However, whether through the automatic cuts or other decisions, long-term funding for certain programs in which our research product customers participate may be reduced, delayed or cancelled. In the event that governmental funding for any of our research product customers is reduced or delayed, our sales to those customers would likely suffer, which could have a material adverse effect on our results of operations. Further, currently the U.S. government, through National Institute of Health appropriations restrictions, prevents federal funding to be used to create new embryonic and parthenogenetic stem cells, so access to grants from the NIH are limited.

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

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, have made it easier for private parties to bring “ qui tam “ (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provision. Any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

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

Certain of our licensors’ research, has been or is being funded in part by government grants. Our research may also be government-funded in the future. In connection with certain grants, the governmental entity involved retains various rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research by reducing total revenues that might otherwise be available since such governmental rights may give the government the right to practice the invention without payment of royalties if we do not comply with applicable requirements.

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

Although our primary focus relates to intellectual property we have developed internally, some of the patents we utilize are licensed to us by Ocata, which has licensed some of these from other parties, including the University of Massachusetts. These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments). The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

Although our licenses with Ocata allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Ocata, the cost of such remedies could be significant and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse effect on our business. Some of these licenses also contain restrictions ( e.g. , limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. In the future we may require further licenses to complete and/or commercialize our proposed products. We may not be able to acquire any such licenses on a commercially-viable basis.

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

During the year ended December 31, 2014, we derived approximately 21% of our revenues from one customer.

During the year ended December 31, 2014, one major customer accounted for 21% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of February 26, 2015, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 56% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series H-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of February 26, 2015. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series H-1 and Series H-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.0576 to $0.1981 per share as of December 31, 2014). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The sale or issuance of our common stock to holders of Series H Preferred Stock (“holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall.

On October 7, 2014, we entered into the Securities Purchase Agreement with two institutional investors and Andrey and Ruslan Semechkin, the Company’s chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, pursuant to which Purchasers purchased 2,500 shares of Series H Convertible Preferred Stock initially convertible into approximately 38.8 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 116.3 million shares of our common stock, the Series A Warrants being exercisable for 5 and 1 / 2 years from the date of issuance. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

The holders may ultimately convert all, some or none of the Series H Convertible Preferred Stock into shares of our common stock, exercise all, some or none of the Series A, B, and C warrants into shares of our common stock. Such shares acquired by such holders may be sold, as such holders may sell all, some or none of those shares. Therefore, the conversion of the preferred stock and exercise of warrants by such holders will result in substantial dilution to the interests of other holders of our common stock. Additionally, the conversion into a substantial number of shares of our common stock such holders, or the anticipation of such conversion, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At December 31, 2014, there were 127,508,118 warrants, for which we have reserved 127,508,118 shares of common stock, and 21,102,855 vested and 7,826,075 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

As of March 25, 2015, we had 252,011,924 shares of common stock outstanding, and approximately 637 holders of record of our common stock, and we had 5,301,528 shares of preferred stock outstanding, and eight holders of record of our preferred stock, with the 5,301,528 shares of preferred stock being convertible (at the then current conversion prices) into 161,078,547 shares of common stock.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices of our common stock, as reported by OTC QB for each quarter during fiscal years 2014 and 2013, are reported below:

	Market Price
	High	Low
Fiscal Year 2014
First Quarter	$0.28	$0.18
Second Quarter	$0.20	$0.07
Third Quarter	$0.15	$0.06
Fourth Quarter	$0.12	$0.07
Fiscal Year 2013
First Quarter	$0.41	$0.19
Second Quarter	$0.34	$0.20
Third Quarter	$0.26	$0.13
Fourth Quarter	$0.27	$0.14

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

Recent Sales of Unregistered Securities

Previously reported.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	5,649,850	$0.87	6,355,150
2010 Equity Participation Plan	15,669,787	$0.85	50,830
Equity compensation plans not approved by security holders (1)	7,609,293	$0.62	—
Total	28,928,930		6,405,980

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

Business Overview

We were in the development stage from inception through to the quarter ended September 30, 2013. During the quarter ended December 31, 2013, we exited the development stage based on a consistent, increasing revenue trend and more significant revenue amounts generated from our two commercial businesses. We have generated aggregate product revenues from our two commercial businesses of $7.0 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO’s collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the FDA.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which will be used to produce the clinical-grade cells necessary for future clinical studies and commercialization.  In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. We anticipate commencing the clinical development program with a Phase I study, to be undertaken in Australia, in 2015.

In November 2014 in an important ruling the FDA cleared ISCO's human parthenogenetic stem cells line for investigational clinical use.  This was a necessary step in the process of advancing stem cell therapies based on ISCO’s core technology into clinical development and on to commercialization.  Although the first Phase I is anticipated to be conducted in Australia, and therefore not subject to FDA oversight, future studies will be carried out in the United States where this approval is necessary.

In August 2014 International Stem Cell Corporation announced the launch of a stroke program, evaluating the use of neural stem cell transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on NSC from the Parkinson's disease program and, as there is evidence that transplantation of NSC may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension.

Cosmeceutical Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum and Firming Eye Complex, all of which include our patented stem cell extract along with two complementary products. LSC’s products are regulated as cosmetics. LSC’s products are sold nationally and internationally through a branded website, through professional channels (including dermatologists, plastic surgeons, medical, day and resort spas,) and distributors. Domestically, we plan to increase distribution of our products by increasing brand awareness and resonance through advertising, sales promotion and public relations. Internationally, we are increasing distribution and sales through distribution and custom product development agreements with distributors in Asia.

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

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 for the purpose of conducting clinical trials in Australia. Cyto Therapeutics is a limited proprietary company and a wholly-owned subsidiary of ISCO.

Going Concern Update

Our consolidated financial statements included in this Annual Report have been prepared and presented on a basis assuming we will continue as a going concern.  Based on the factors below, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future.  See “Financing Cash Flows” for a further discussion on our continuation as a going concern.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenue for the year ended December 31, 2014, totaled $7.02 million, compared to $6.15 million in 2013. LCT contributed $3.51 million or 50% of total revenue in 2014, compared to $2.94 million or 48% of total revenue in 2013. The increase of $567,000 or 19% in LCT’s revenue for 2014 was driven primarily by higher sales to OEM customers and international distributors. LSC’s revenue of $3.51 million in 2014 accounted for 50% of total revenue, compared to $3.21 million or 52% of total revenue in 2013. In 2014, LSC’s revenue increased by $303,000 or 9% due to our strategic efforts to expand and diversify sources of revenue across all channels. We saw the greatest sales growth in professional and international accounts.

Cost of Sales

Cost of sales for the year ended December 31, 2014 was $1.92 million or 27% of revenue, compared to $1.64 million or 27% of revenue in 2013. While our overall cost of sales as a percentage of revenue stayed stable, LCT’s cost of sales decreased approximately

1% as a percentage of sales and LSC’s cost of sales increased approximately 4% as a percentage of sales. LCT’s cost of sales for the year ended December 31, 2014 was $1.38 million or 20% of sales, compared to $1.29 million or 21% of sales for the same period in the prior year.  The decrease in cost of sales for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the year ended December 31, 2014 compared to 2013. LSC’s cost of sales was $540,000 or 15% of revenues during 2014, compared to $355,000 or 11% of revenues in the prior year. The increase in cost of sales for LSC is primarily due to a shift in our sales mix, with a lower portion of our sales recorded from ecommerce compared to other sales channels, which have higher sales costs.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to further improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $5.39 million for the year ended December 31, 2014, compared to $3.56 million in 2013. R&D expense increased approximately $1.83 million or 51% primarily due to higher stem cell line research and preclinical testing expenses of $2.24 million, partially offset by lower employee related spending of $109,000, lower consulting costs of $126,000, lower tissue donation costs of $98,000, lower lab supplies and materials of $95,000 and lower stock-based compensation expense of $58,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. We anticipate decreased R&D expenditures in 2015 as a result of the pre-clinical study completion.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Marketing expenses for the year ended December 31, 2014 amounted to $2.79 million, reflecting an increase of approximately $328,000 or 13%, as compared to $2.46 million in 2013. The increase in spending was primarily due to higher employee related spending of $145,000, higher consulting and creative expenses of $205,000, higher website support costs of $27,000, higher marketing materials, samples and printing of $27,000, higher logistics costs of $17,000 and higher temporary service cost of $16,000.  Commission expense increased $130,000 due to higher sales. These increases were partially offset by a reduction in advertising expense of $253,000, and reduction in investor relations of $34,000,

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $5.6 million, reflecting a decrease of $428,000 or 7%, compared to $6.03 million in 2013. The decrease is primarily attributable to a more streamlined operating cost structure including lower employee stock-based compensation of $155,000, reduced employee-related spending of $113,000 resulting from lower headcount, lower temporary service costs of $119,000, lower investor relations costs of $91,000, lower common stock for services expense of $41,000, and lower consulting expense of $32,000.   These decreases were partially offset by an increase in audit and accounting fees of $55,000, increase in patent impairment costs of $40,000, increase in annual meeting costs of $38,000, and increase in building related costs of $23,000.

Other Income/Expense

Other expense was $3.78 million for the year ended December 31, 2014, primarily due to recognizing a loss of $3.45 million for the warrant exchange inducement expense, loss of $1.78 million for the fair value of warrant liability in excess of the investment proceeds received from our stock offering completed in October 2014, and associated financing costs of $984,000, partially offset by the income of $2.41 million for the change in fair value of the warrant liability and subsequent revaluations from our registered stock and warrant offerings completed in July 2013 and October 2014. In 2013, we recorded other expense of $2.93 million primarily due to recognizing $1.39 million for the fair value of warrant liability in excess of the investment proceeds received from our stock offering completed in July 2013, plus the associated financing costs of $738,000, plus the net loss from the subsequent revaluations of the warrant liability of $754,000.

Liquidity and Capital Resources

As of December 31, 2014 and 2013, our cash and cash equivalents totaled $1.11 million and $2.24 million, respectively. At December 31, 2014 we had a working capital deficit of $3.24 million compared to working capital deficit of $2.40 million at December 31, 2013. The working capital deficit is due to the fair value of warrant liability of $4.2 million resulting from our October 2014 Securities Purchase Agreement.

Operating Cash Flows

Net cash used in operating activities was $6.42 million for the year ended December 31, 2014, compared to $5.64 million in 2013. The primary factor contributing to the variability in the reported cash flow amounts relates to the higher net loss after non-cash adjustments totaling $6.75 million in 2014, compared to $4.96 million in 2013, which was significantly offset by changes in operating assets and liabilities.

Investing Cash Flows

Net cash used in investing activities was $987,000 for the year ended December 31, 2014, compared to $896,000 in 2013. Patent related spending approximated $698,000 during 2014. In addition, purchases of property and equipment totaling approximately $290,000 in 2014 consisted primarily of laboratory equipment, software, and computer equipment.

Financing Cash Flows

Net cash provided by financing activities was $6.27 million for the year ended December 31, 2014, compared to $8.12 million in 2013.  Approximately $1.42 million of the net proceeds of $3.43 million received in 2014 was attributable to the issuance of 8.2 million shares of common stock, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013. In addition, we received net proceeds of $2.1 million from the sale of 19.3 million shares to Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Ruslan Semechkin our Chief Scientific Officer and a director. The shares were offered and sold to the purchasers in private placement transactions.

On October 14, 2014, in a private placement, we sold a total of (i) 2,500 shares of Series H Convertible Preferred Stock initially convertible into 38,777,726 shares of common stock at an initial conversion price of $0.06447 (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.0921 per share exercisable immediately and which have a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and which have a term of 6 months, and (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and which have a term of 12 months for an aggregate initial gross purchase price of $2.5 million, as discussed in Note 6, Capital Stock, to our consolidated financial statements.

During the year ended December 31, 2013, we issued an additional 16.3 million shares of common stock in transactions that were not registered under the Securities Act of 1933. We issued a total of 1.2 million shares of common stock on various dates from January 1, 2013 through March 15, 2013 raising $264,000 from stock purchases by Aspire Capital; issued a total of 10.1 million shares of common stock on January 22, 2013 raising $2,025,000 from Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Simon Craw, our Executive Vice President Business Development; and issued 5 million shares of common stock on March 12, 2013 raising $1,000,000 from a stock purchase by Dr. Andrey Semechkin and by other investors with long-standing relationships with and who closely follow the Company.

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

In December 2013 we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $10.25 million of our common stock (subject to certain limitations) from time to time through January 2017. Of the aggregate $10.25 million of our common stock that may be sold to Lincoln Park, on

December 11, 2013, the trading day immediately preceding the date we first filed a registration statement for this transaction, we sold 1.67 million shares of our common stock to Lincoln Park for an aggregate purchase price of $250,000, Pursuant to the terms of the Securities Purchase Agreement entered into in connection with the private placement discussed below, we may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. For further discussion of these transactions, see Note 6, Capital Stock, Common Stock transactions to our consolidated financial statements.

Management is currently evaluating various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2015 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
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

During the quarter ended December 31, 2013, we exited the development stage based on a consistent, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. We had been in the development stage from inception through the quarter ended September 30, 2013, and have accumulated losses from inception through the quarter ended December 31, 2014, and expect to incur additional losses in the near future. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the quarter ended December 31, 2014, our average burn rate was approximately $535,000 per month, excluding capital expenditures and patent costs averaging $82,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2015. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement entered into in connection with the private placement discussed below, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement, the Company may not issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than the minimum license fee of $75,000 annually, payable in two installments per year to Ocata, pursuant to the amended UMass IP license agreement. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

Previously we were a Development Stage Company

During the quarter ended December 31, 2013, we exited the development stage based on a consistently, increasing revenue trend and more significant revenue totals generated from our two commercial businesses. We have been in the development stage from inception through to the quarter ended September 30, 2013, and have accumulated losses from inception through the year ended December 31, 2014, and expect to incur additional losses in the near future. We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts.

Inventories

We account for inventory using the first-in, first-out (FIFO) method for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

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

Concentration of Credit Risk

We maintain our cash and cash equivalents in banks located primarily in the United States. Our accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not expect that the adoption of this standard will have an impact on the financial condition of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our management concluded that, at December 31, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

On December 4, 2014 the Company held a Special Meeting of Stockholders where stockholders considered two proposals, each of which is described in more detail in the Company’s definitive proxy statement dated October 29, 2014.

At the meeting stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 600 million to 720 million and an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of not less than one-for-fifty and not greater than one-for-one-hundred-fifty, with the exact ratio to be set within such range in the discretion of the Board of Directors without further approval or authorization of the Company’s stockholders, provided that the Board of Directors determines to effect the reverse stock split of the common stock and such amendment is filed with the Secretary of State of Delaware no later than September 30, 2015.

Following approval by its stockholders at the Special Meeting, on December 4, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 600 million to 720 million.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

As of December 31, 2014, our executive officers were as follows:

Name	Principal Occupation	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	55
Jay Tibor Novak	Chief Financial Officer	49
John Simon Craw	Executive Vice President of Business Development	52
Ruslan Semechkin	Chief Scientific Officer	29
Sofya Bakalova	Vice President, Legal Affairs & Operations	30

Andrey Semechkin , Ph.D., Co-Chairman and CEO, has been a Director of the Company since December 2008. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Professor Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 20 years’ experience creating and managing businesses across different industries and scientific sectors.

Jay Tibor Novak , Chief Financial Officer, Mr. Novak has over 18 years of experience in finance and accounting. He joined the Company in July 2011 and had been serving as Director of Finance since May 2012. Prior to joining the Company, Mr. Novak served as Financial Reporting Manager at Volcano Corporation, a medical device company, from April 2010 to June 2011, as a financial consultant from September 2009 until March 2010, and as Associate Director of Finance at Nanogen, Inc. from April 2007 until August 2009. He previously served as Associate Director of Finance at Elan Pharmaceuticals and as Assistant Director of Finance at Isis Pharmaceuticals. He is a certified public accountant, having begun his career with Deloitte & Touche, LLP. He received a B.S. in Accountancy from California State University, Long Beach, and an MBA from University of California, Irvine.

John Simon Craw, Ph.D., Executive Vice President of Business Development. Dr. Craw obtained his Ph.D. in Chemistry from the University of Manchester and began his career at the University of Rio de Janeiro followed by positions at the University of Sydney and the University of Manchester. He has over 18 years of experience in research and development as well as operations and information technology at Merck, Astra-Zeneca and Novartis and as head of R&D Informatics and Regulatory Operations at ACADIA Pharmaceuticals. Dr. Craw’s has numerous scientific publications, has been a guest on numerous radio and television programs including National Public Radio and Fox News, and is a frequent speaker at international conferences.

Ruslan Semechkin , Ph.D, Chief Scientific Officer, became a Director in October 2008. Dr. Semechkin was trained in medical genetics, stem cell biology and international business administration, and holds an M.S. degree from Faculty of Fundamental Medicine of Moscow State University. He earned his Ph.D. degree in Physiology from Anokhin Research Institute of Normal Physiology, Russian Academy of Medical Sciences. Dr. Semechkin is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has publications in the field of clinical and molecular biology, and is author of various patent applications. Dr. Ruslan Semechkin is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

Sofya Bakalova , Vice President, Legal Affairs & Operations, received her J.D. from the University of Miami School of Law and has experience in various aspects of corporate and biotechnology law, regulatory affairs, project management, and business operations. After joining the Company in March 2011, she has held a variety of business and legal roles, including in-house counsel, advisor to the CEO, and Vice Chairman of the Board of Directors for Lifeline Skin Care. Ms. Bakalova holds a Bachelor’s degree in Economics from San Francisco State University and has worked in the banking and finance industries prior to beginning her legal career.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2014, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2014, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2014, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2014, under the caption “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services.”

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

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 5, 2014, File No. 000-51891).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

4.7

Certificate of Preferences, Rights and Limitations of Series H-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

Exhibit Number	Description

4.8

Certificate of Preferences, Rights and Limitations of Series H-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

10.1*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.2	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 18, 2008, File No. 000-51891).

10.3*	Employment Agreement with Andrey Semechkin (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

10.4*	Employment Agreement with Ruslan Semechkin (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

10.5*

Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed on March 30, 2010, File No. 000-51891).

10.6	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010, File No. 000-51891).

10.7*	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed March 30, 2010, File No. 000-51891).

10.8

Standard Multi-Tenant Office Lease – Gross Agreement, dated as of February 19, 2011, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2011, File No. 000-51891).

10.9	Series G Preferred Stock Purchase Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form-8-K filed on March 15, 2012, File No. 000-51891).

10.10	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.11	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.12*

Agreement to Provide Consulting Services dated March 9, 2012, with Kenneth C. Aldrich (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.13*

Agreement to Provide Consulting Services dated March 9, 2012, with Jeffrey D. Janus (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.14	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012, File No. 000-51891).

10.15	Securities Purchase Agreement dated January 22, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

Exhibit Number	Description
10.16	Form of Warrant Agreement for January 22, 2013 Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

10.17

Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.18

Amended and Restated License Agreement with Advanced Cell Technology, Inc. (UMass IP) (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.19

Amended and Restated License Agreement dated February 7, 2013 with Advanced Cell Technology, Inc. (Infigen IP) (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.20	Securities Purchase Agreement dated March 12, 2013 (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.21	Form of Common Stock Warrant Agreement for March 2013 Securities Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.22

Amendment, effective July 1, 2011, to Standard Multi-Tenant Office Lease with S Real Estate Holdings LLC (incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K filed on March 26, 2013, File No. 000-51891).

10.23	Securities Purchase Agreement dated May 29, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 4, 2014, File No. 000-51891).

10.24	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 12, 2014, File No. 000-51891).

10.25	Securities Purchase Agreement dated June 26, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 1, 2014, File No. 000-51891).

10.26	Securities Purchase Agreement dated August 6, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 11, 2014, File No. 000-51891).

10.27	Securities Purchase Agreement dated September 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 16, 2014, File No. 000-51891).

10.28	Form of Securities Purchase Agreement dated October 7, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

10.29	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

10.30

Amendment Agreement to Registration Rights Agreement, dated October 29, 2014, between the Company and certain purchasers thereto (incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 filed on November 3, 2014, Registration No. 333-199779).

10.31

Amendment dated November 13, 2014 to Amended and Restated Investor Rights Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 18, 2014, File No. 000-51891).

10.32	Waiver Agreement dated December 31, 2014 with holders of Series G Preferred Stock.

10.33

Common Stock Purchase Agreement dated as of December 10, 2013, with Lincoln Park Capital Fund, LLC (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed December 11, 2013, File No. 000-51891).

10.34

Registration Rights Agreement dated as of December 10, 2013, with Lincoln Park Capital Fund, LLC (incorporated by reference Exhibit 10.2 of the Registrant’s Form 8-K filed December 11, 2013, File No. 000-51891).

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ JAY NOVAK
Name:	Jay Novak
Title:	Chief Financial Officer

Dated: March 30, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2015
Andrey Semechkin

/ S / JAY NOVAK	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015
Jay Novak

/ S / RUSLAN SEMECHKIN	Chief Scientific Officer and Director	March 30, 2015
Ruslan Semechkin

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	March 30, 2015
Donald A. Wright

/ S / PAUL V. MAIER	Director	March 30, 2015
Paul V. Maier

/ S / CHARLES J. CASAMENTO	Director	March 30, 2015
Charles J. Casamento

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and Subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Stem Cell Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

San Diego, California

March 27, 2015

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$1,111	$2,243
Accounts receivable, net of allowance for doubtful accounts of $19 at December 31, 2014 and December 31, 2013	453	306
Inventory, net	1,517	1,369
Prepaid expenses and other current assets	485	658
Restricted cash	50	50
Total current assets	3,616	4,626
Property and equipment, net	714	830
Intangible assets, net	2,795	2,250
Deposits and other assets	54	33
Total assets	$7,179	$7,739
Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Accounts payable	$670	$532
Accrued liabilities	1,711	1,290
Deferred revenue	—	3
Related party payable	11	21
Advances	250	250
Fair value of warrant liability	4,216	4,925
Total current liabilities	6,858	7,021
Convertible Redeemable Series G Preferred stock, $0.001 par value, 0 and 5,000,000 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013, respectively, liquidation preference of $0 and $5,000 at December 31, 2014 and December 31, 2013, respectively	—	4,941
Commitments and contingencies
Stockholders' Equity (Deficit)
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding at December 31, 2014 and December 31, 2013, with liquidation preferences of $421 and $403 at December 31, 2014 and December 31, 2013, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding at December 31, 2014 and December 31, 2013, with liquidation preference of $4,320 at December 31, 2014 and December 31, 2013	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 and 0 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013, respectively, liquidation preference of $5,000 and $0 at December 31, 2014 and December 31, 2013, respectively	5	—
Series H-1 Convertible Preferred stock, $0.001 par value, 2,000 and 0 shares authorized, 1,482 and 0 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Series H-2 Convertible Preferred stock, $0.001 par value, 500 and 0 shares authorized, 500 and 0 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 720,000,000 and 300,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively, 239,429,170 and 151,175,053 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	239	151
Additional paid-in capital	94,826	77,897
Accumulated deficit	(94,749)	(82,271)
Total stockholders' equity (deficit)	321	(4,223)
Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$7,179	$7,739

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	December 31,
	2014	2013
Revenues
Product sales	$7,017	$6,147
Total revenue	7,017	6,147
Expenses
Cost of sales	1,921	1,643
Research and development	5,386	3,560
Selling and marketing	2,785	2,457
General and administrative	5,605	6,033
Total expenses	15,697	13,693
Loss from operating activities	(8,680)	(7,546)
Other income (expense)
Change in fair value of warrant liability	2,405	(754)
Fair value of warrant liability in excess of proceeds	(1,780)	(1,390)
Financing transaction costs	(997)	(738)
Warrant exchange inducement expense	(3,445)	—
Interest expense	(2)	(3)
Sublease income	30	26
Miscellaneous expense	(9)	(74)
Total other expense, net	(3,798)	(2,933)
Loss before income taxes	(12,478)	(10,479)
Provision for income taxes	—	—
Net loss	$(12,478)	$(10,479)
Net loss applicable to common stockholders	$(12,478)	$(10,479)
Net loss per common share-basic and diluted	$(0.06)	$(0.09)
Weighted average shares-basic and diluted	192,795	123,088

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

(in thousands)

	Convertible
	Redeemable				Convertible Preferred Stock
	Series G		Common
	Preferred Stock		Stock		Series B		Series C		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,000	$4,941	87,389	$87	300	$—	2,000	$2	—	$—	—	$—
Issuance of common stock from conversion of Series C preferred stock			8,000	8			(2,000)	(2)
Issuance of common stock
For cash, net of issuance costs of $178			37,991	38
For services			840	1
From exercises of warrants, net of commissions of $98			16,955	17
Stock-based compensation
Net loss for the year ended December 31, 2013
Balance at December 31, 2013	5,000	4,941	151,175	151	300	—	—	—	—	—	—	—
Issuance of common stock
For cash, net of issuance costs of $169			27,598	27
For services			1,096	1
From exercises of warrants			5,894	6
For warrant exchange, net of issuance costs of $49			44,666	45
Issuance of preferred stock
Conversion of Series H-1 preferred stock			9,000	9
Stock-based compensation
Waiver of redemption feature for Series G preferred stock	(5,000)	(4,941)									5,000	5
Net loss for the period ended December 31, 2014
Balance at December 31, 2014	—	$—	239,429	$239	300	$—	—	$—	—	$—	5,000	$5

See accompanying notes to the consolidated financial statements.

	Convertible Preferred Stock
					Additional		Total
	Series H-1		Series H-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	—	$—	—	$—	$69,945	$(71,792)	$(1,758)
Issuance of common stock from conversion of Series C preferred stock					(6)		—
Issuance of common stock
For cash, net of issuance costs of $178					3,343		3,381
For services					239		240
From exercises of warrants, net of commissions of $98					2,683		2,700
Stock-based compensation					1,693		1,693
Net loss for the year ended December 31, 2013						(10,479)	(10,479)
Balance at December 31, 2013	—	—	—	—	77,897	(82,271)	(4,223)
Issuance of common stock
For cash, net of issuance costs of $169					3,573		3,600
For services					190		191
From exercises of warrants					438		444
For warrant exchange, net of issuance costs of $49					6,383		6,428
Issuance of preferred stock	2		1				—
Conversion of Series H-1 preferred stock	(1)				(9)		—
Stock-based compensation					1,418		1,418
Waiver of redemption feature for Series G preferred stock					4,936		4,941
Net loss for the period ended December 31, 2014						(12,478)	(12,478)
Balance at December 31, 2014	1	$—	1	$—	$94,826	$(94,749)	$321

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(12,478)	$(10,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	464
Stock-based compensation expense	1,538	1,693
Common stock issued for services	191	240
Fair value of warrant liability in excess of proceeds	1,780	1,390
Financing transaction costs	552	738
Change in fair value of warrant liability	(2,405)	754
Warrant exchange inducement expense	3,445	—
Allowance for doubtful accounts	—	23
Allowance for inventory obsolescence	67	90
Allowance for sales returns	—	10
Loss on disposal of fixed assets	9	68
Impairment of intangible assets	92	52
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(147)	(55)
(Increase) decrease in inventory	(215)	(260)
(Increase) decrease in prepaid assets and other assets	173	(202)
(Increase) decrease in restricted cash	—	(50)
(Increase) decrease in deposits	(21)	(13)
Increase (decrease) in accounts payable	138	(437)
Increase (decrease) in accrued liabilities	421	550
Increase (decrease) in deferred revenue	(3)	(230)
Increase (decrease) in related party payable	(10)	16
Net cash used in operating activities	(6,415)	(5,638)
Investing activities
Purchases of property and equipment	(290)	(167)
Proceeds from sale of property and equipment	1	—
Payments for patent licenses and trademarks	(698)	(729)
Net cash used in investing activities	(987)	(896)
Financing activities
Proceeds from issuance of common stock	3,649	6,538
Proceeds from issuance of preferred stock	2,500	—
Proceeds from exercise of warrants and options	339	2,386
Payment of offering costs	(218)	(801)
Net cash provided by financing activities	6,270	8,123
Net increase (decrease) in cash and cash equivalents	(1,132)	1,589
Cash and cash equivalents, beginning of period	2,243	654
Cash and cash equivalents, end of period	$1,111	$2,243
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$3
Warrant liability reclassified to equity upon warrant exchange	$3,031	$—
Warrants issued for placement agent services	$552	$115

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $535,000 per month, excluding capital expenditures and patent costs averaging $82,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2015. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In December 2013, the Company filed a registration statement with the Securities Exchange Commission (the “SEC”), which allows the Company to sell up to $10,250,000 of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) from time to time through January 2017 at the Company’s discretion pursuant to the terms of a Common Stock Purchase Agreement entered into with Lincoln Park on December 10, 2013 (the “Purchase Agreement”). The registration statement was declared effective on January 13, 2014. However, the Company cannot predict the timing or amount of any funds that it may actually receive. During the year ended December 31, 2014, to obtain funding for working capital purposes, the Company sold a total of 8,200,000 shares of common stock under the Purchase Agreement with Lincoln Park, raising approximately $1,588,000. For further discussion, see Note 6, Capital Stock. In connection with agreements entered into as part of a private placement effected October 14, 2014, the Company may not sell shares to Lincoln Park until March 2016. Additionally, pursuant to the terms of the October 2014 private placement, the Company may not issue securities, subject to certain exceptions, until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)), provided, however, that the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers and directors at market prices. For further discussion, see Note 6.

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company has been in the development stage from inception through to the quarter ended September 30, 2013. During the quarter ended December 31, 2013, the Company exited the development stage based on a consistent, increasing revenue trend and more significant revenue amounts generated from its two commercial businesses. The Company has generated product revenues from the two commercial businesses of $7,017,000 and $6,147,000 for the years ended December 31, 2014 and 2013, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

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

Inventories

We account for inventory using the first-in, first-out (FIFO) method for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2014 and 2013, the Company had an allowance for doubtful accounts of $19,000.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $3,367,000 and $2,760,000 at December 31, 2014 and 2013, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the years ended December 31, 2014 and 2013 amounted to $62,000 and $61,000, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2014 and 2013 was $572,000 and $510,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $92,000 and $52,000 of impairment losses on its long-lived assets during the years ended December 31, 2014 and 2013, respectively.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 50% and 48% of total revenue in 2014 and 2013, respectively. LSC’s revenue accounted for 50% and 52% of total revenue in 2014 and 2013, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the year ended December 31, 2014 as compared to the years ended December 31, 2013 and 2012. At December 31, 2014 and December 31, 2013, the estimated allowance for sales returns was $10,000. At December 31, 2014 and December 31, 2013, net deferred revenue totaled $0 and $3,000, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2014 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$4,216	$—	$—	$4,216

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2013 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$4,925	$—	$—	$4,925

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2012	$—
Issuances of warrants	5,986
Exercise of warrants	(1,815)
Adjustments to estimated fair value	754
Ending balance at December 31, 2013	4,925
Issuances of warrants	4,831
Exercise of warrants	(104)
Adjustments to estimated fair value	(2,405)
Warrants exchanged for common stock	(3,031)
Ending balance at December 31, 2014	$4,216

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory balances (lower of cost or market), and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options, as well as Monte-Carlo valuation method for certain warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of December 31, 2014 and 2013 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date as necessary in 2014 and 2013 using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At December 31, 2014, there were 145,000 non-vested restricted stock awards, 21,102,855 vested and 7,826,075 non-vested stock options outstanding, and 127,508,118 warrants outstanding, which were convertible into 127,508,118 shares of common stock; and at December 31, 2013, there were 145,000 non-vested restricted stock awards, 44,983,988 warrants, which were convertible into 45,650,654 shares of common stock and 18,958,403 vested and 4,679,290 non-vested stock options outstanding. These restricted stock awards, stock options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2014 and 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company does not intend to early adopt this standard.  The adoption of this standard will not have an impact on the financial condition of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Inventory

We account for inventory using the first-in, first-out (FIFO) method for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Raw materials	$191	$147
Work in process	507	446
Finished goods	1,012	902
Total	1,710	1,495
Less: allowance for inventory obsolescence	(193)	(126)
Inventory, net	$1,517	$1,369

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2014	2013
Machinery and equipment	$1,357	$1,170
Computer equipment	294	246
Office equipment	203	203
Leasehold improvements	756	745
	2,610	2,364
Less: accumulated depreciation and amortization	(1,896)	(1,534)
Property and equipment, net	$714	$830

Depreciation expense for the years ended December 31, 2014 and 2013 were $396,000 and $403,000, respectively.

4. Patent Licenses

On December 31, 2003, LCT entered into an Option to License Intellectual Property agreement with Advanced Cell Technology, Inc. (now called Ocata Therapeutics, Inc.) for patent rights and paid ACT $340,000 in option and license fees. On February 13, 2004, LCT and ACT amended the Option agreement and LCT paid ACT additional option fees of $22,500 for fees related to registering ACT’s patents in selected international countries.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to ACT under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to ACT. Total license fees paid were $75,000 for the years ended December 31, 2014 and 2013.

As of December 31, 2014, the total amounts capitalized related to the acquired ACT licenses were $747,000, and $2,576,000 related to other patent acquisition costs.

At December 31, 2014, future amortization expense related to the intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2015	$62
2016	62
2017	62
2018	62
2019	29
Thereafter	2,473
Total	$2,750

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2014, no revenues were realized from this agreement.

	December 31,	December 31,
	2014	2013
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of December 31, 2014, the Company is authorized to issue 720,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. In October 2014, the Company issued Preferred Stock which had an initial conversion price of $0.06447, which in November 2014 was adjusted down further to $0.0576. Accordingly, these transactions triggered an adjustment in the current conversion price of the Series B Preferred to $0.0576 per share. The Series B Preferred has a priority (senior to the shares of common stock and Series H Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of December 31, 2014 and 2013, there were 300,000 shares of the Series B Preferred issued and outstanding.

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

As of December, 2014 and 2013, there were 0 shares of the Series C Preferred issued and outstanding. On January 22, 2013, the holders of Series C Preferred converted all of the outstanding shares of Series C Preferred into common stock at $0.25 per share, or a total of 8,000,000 shares of common stock.

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

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of December 31, 2014 and 2013, there were 43 shares of the Series D Preferred issued and outstanding.

The Series D Preferred was initially convertible into shares of common stock at $0.25 per share, resulting in an initial conversion ratio of 400,000 shares of common stock for every share of Series D Preferred. The Series D Preferred has an anti-dilution clause whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series D Preferred, the conversion price of the Series D Preferred shall be adjusted downward to equal the price of the new securities. The Series D Preferred has priority over the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series D Preferred.

In October 2014, the Company issued Preferred Stock which had an initial conversion price of $0.06447, which in November 2014 was adjusted down further to $0.0576. Accordingly, these transactions triggered an adjustment in the current conversion price of the Series D Preferred to $0.0576.

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

The Series G Preferred shares have priority over the Series B Preferred, Series H Preferred and common stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred then outstanding. Each share of Series G Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which such nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company’s next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G Preferred directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shall be independent based on the NASDAQ listing requirements.

The Company determined that the Series G Preferreds had a contingent redemption feature allowing redemption by the holder under only some very limited circumstances (“deemed liquidation events”). As the event that could have triggered the redemption of the convertible preferred stock was not solely within the Company’s control, the convertible preferred stock was classified as mezzanine equity (outside of permanent equity) on the Company’s consolidated balance sheet. Additionally, legal costs related to the Series G Preferred financing in the amount of $59,000 were recorded in the mezzanine equity as well. On December 31, 2014, the Company entered into a Waiver Agreement with all of the holders of its Series G Preferred Stock, whereby the holders irrevocably and unconditionally waived all rights they held to require the Company to redeem any or all shares of the Series G Preferred Stock and to receive any payments and any other rights accruing to them by reason of the failure of the Company to redeem shares of Series G Preferred Stock, pursuant to the terms of the Series G Certificate of Designation. Holders of Series G Preferred Stock are Dr. Andrey Semechkin and Dr. Ruslan Semechkin, each of whom is a director and executive officer of the Company, and affiliated entities of Dr. Andrey Semechkin and Dr. Ruslan Semechkin. Subsequent to the signing of the Waiver Agreement, the Series G Preferred Stock will be classified within permanent equity on the Company’s consolidated balance sheet.

As of December 31, 2014 and 2013, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In October 2014, the Company issued Preferred Stock which had an initial conversion price of $0.06447, which in November 2014 was adjusted down further to $0.0576. Accordingly, these transactions triggered an adjustment in the current conversion price and conversion ratio of the Series G Preferred to $0.1981 per share and 5.048 shares, respectively.

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey and Ruslan Semechkin, the Company’s Chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 38,777,726 shares of common stock at an initial conversion price of $0.06447, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.0921 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million.

The number of shares issuable upon conversion of the Series H Preferred Stock and exercise of the Warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions, and pursuant to anti-dilution provisions. In addition, Purchasers have been granted rights of participation in future offerings of our securities for eighteen months.

The Securities Purchase Agreement entered into in the Private Placement requires the Company to hold a special meeting of stockholders to seek stockholder approval of an increase in the number of authorized shares of common stock under the Company’s certificate of incorporation to 720,000,000 shares and approve a reverse stock split. In connection with the Private Placement, the Company also entered into a registration rights agreement, as amended, with the investors pursuant to which the Company is obligated to file registration statements to register the resale of (i) 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock, and (ii) 100% of the shares of common stock issuable upon exercise of the warrants. In addition to the registration rights, the Purchasers are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting effective and maintaining effective registration statements covering the shares underlying the Series H Preferred Stock and the Warrants, including the failure of the Company to file a resale registration statement registering 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock  by no later than November 13, 2014 and the failure of the Company to have such resale registration statement declared effective by the Securities and Exchange Commission (the “SEC”) by no later than December 13, 2014, subject to certain exceptions.  The Company filed such registration statement on November 3, 2014 and such registration was declared effective by the SEC on November 25, 2014.  Further, on January 16, 2015, the Company filed a registration statement registering 100% of the shares of common stock issuable upon exercise of the warrants, which was declared effective by the SEC on February 6, 2015.

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

The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of the Securities Purchase Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company may not issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

H.C. Wainwright & Co. (the “Placement Agent”) acted as the exclusive placement agent for the Securities Purchase Agreement pursuant to a placement agency engagement letter, dated as of September 23, 2014, by and between the Placement Agent and the Company (the “Engagement Letter”). Upon the closing of the Securities Purchase Agreement, pursuant to the Engagement Letter, the Placement Agent received a placement agent fee of $200,000 and a warrant to purchase approximately 9,306,654 shares of common stock, as well as the reimbursement of fees and expenses up to $50,000. Similar to the Series A Warrant, the placement agent warrant will have an initial exercise price of $0.0921 per share, be immediately exercisable and will terminate 5.5 years after the date of issuance. In addition, the Placement Agent Warrants have the same down-round protection as the Series A Warrants.

The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014 registering 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock.  Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, B, and C Warrants was reset at $0.0576 per share.  During year ended December 31, 2014, the investors converted 518.4 shares of Series H Preferred Stock into 9,000,000 shares of our common stock.

See Note 9, Stock Options and Warrants, Warrants Issued with Series H Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B, and C Warrants.

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

On October 24, 2013, the remaining 3,245,178 Series B Warrants expired unexercised. At December 31, 2014, there were no Series A and Placement Agent warrants outstanding. See 2014 Warrant Exchange Agreements below for the detailed discussion of common stock issued in the second quarter of 2014 in exchange for the cancellation of the warrants. At December 31, 2013, total Series A and Placement Agent warrants outstanding were 36,554,822 and 666,666, respectively.

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

2014 Warrant Exchange Agreements

On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 44,665,783 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 36,554,822 shares of common stock and the Placement Agent Warrants to purchase 666,666 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 10,088,154 shares of common stock for 12,105,784 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares. Upon settlement of the exchange transaction, there were no remaining Series A Warrants or Placement Agent Warrants outstanding. See Note 9, Stock Options and Warrants, 2014 Warrants Exchange Agreements for detailed discussion of the accounting treatment of the Warrant Exchange transaction.

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

During the years ended December 31, 2014 and 2013, the Company sold 8,200,000 and 1,666,666 shares, respectively, to Lincoln Park raising approximately $1,588,000 and $250,000, respectively, for working capital purposes. From commencement through to December 31, 2014, the Company has sold a total of 9,866,666 shares of common stock to Lincoln Park for an aggregate of $1,838,000 under the Agreement. As of December 31, 2014, there remained 10,133,334 shares available for sale up to a total of $8,412,000 under the Purchase Agreement with Lincoln Park.

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

During the year ended December 31, 2013, the Company issued 1,200,000 shares of common stock to Aspire Capital, raising $264,000, which was used to fund its research and operational activities.

Reserved Shares

At December 31, 2014, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	28,928,930
Options available for future grant	6,405,980
Convertible preferred stock	173,895,796
Warrants	127,508,118
336,738,824

7. Related Party Transactions

Other than with respect to the purchases of Series C Preferred, Series D Preferred, Series G Preferred, Series H Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the years ended December 31, 2014 and 2013, the Company recorded $139,000 in rent expense that was related to the facility lease arrangement with related parties.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2014, operating loss carryforwards of approximately $56,083,000, which may be applied against future taxable income and will expire in various years through 2033. At December 31, 2013, the Company had operating loss carryforwards of approximately $48,913,000. The increase in carryforwards for the year ended December 31, 2014 is approximately $7,170,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2014 and 2013 follows:

	December 31,	December 31,
	2014	2013
Statutory federal income tax rate	35%	35%
Permanent items	(12)%	(12)%
State income taxes, net of federal taxes	4%	4%
Change in valuation allowance	(29)%	(30)%
Tax credits claimed	1%	2%
Other	1%	1%
Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010. The Company does not have any material uncertain tax positions as of December 31, 2014 and 2013. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2014 will materially change in the next 12 months.

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

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets (liabilities)
Current deferred tax assets (liabilities)	$187	$298
Deferred revenues	—	—
Current deferred tax assets	187	298
Valuation allowances	(187)	(298)
Net current deferred tax assets	—	—
Net operating loss carryforwards	22,332	19,224
Stock based compensation	3,359	2,987
Research and development tax credit	1,842	1,627
Other	72	51
Non-current deferred tax assets	27,605	23,889
Valuation allowances	(27,582)	(23,884)
Net non-current deferred tax assets	23	5
Non-current deferred tax liabilities	(23)	(5)
Net deferred tax assets	—	—

The components of the provision for income taxes were as follows:

	December 31,	December 31,
	2014	2013
Current	$—	$—
Deferred	—	—
Total	$—	$—

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

In accordance applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. During the years ended December 31, 2014 and 2013, the Company recognized $1,418,000 and $1,693,000, as stock-based compensation expense, respectively. Unrecognized compensation expense related to stock options as of December 31, 2014 and 2013 was $977,000 and $1,864,000, respectively, which is expected to be recognized over a weighted average period of approximately 2.2 years and 1.6 years, respectively.

Stock-based compensation for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2014 and 2013:

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.90%	1.02%
Expected stock price volatility	100.75%	116.53%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	6.08 yrs	6.08 yrs

Options Outstanding				Options Exercisable and Vested
		Weighted Average			Weighted Average
		Remaining			Remaining
	Number	Contractual Life	Weighted Average	Number	Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	(Years)	Exercise Price
$0.09-$0.17	6,109,000	9.53	$0.14	—	—	—
$0.18-$0.54	4,856,037	6.00	$0.37	3,496,512	5.27	$0.39
$0.55-$0.69	8,901,543	4.87	$0.61	8,901,543	4.87	$0.61
$0.70-$1.76	3,732,350	3.87	$1.16	3,673,600	3.83	$1.17
$1.77-$3.20	5,330,000	5.90	$1.97	5,031,200	5.89	$1.98
	28,928,930	6.10	$0.79	21,102,855	5.00	$1.00

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2012	15,122,900	$1.18
Granted	1,491,500	$0.26
Exercised	—	$—
Canceled or expired	(586,000)	$0.61
Outstanding at December 31, 2013	16,028,400	$1.12
Granted	6,324,000	$0.14
Exercised	—	$—
Canceled or expired	(1,032,763)	$0.53
Outstanding at December 31, 2014	21,319,637	$0.86	6.55 years	$—
Vested and expected to vest at December 31, 2014	20,194,202	$0.90	6.39 years	$—
Exercisable at December 31, 2014	13,493,562	$1.21	5.07 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2012	8,254,232	$0.65
Granted	—	$—
Exercised	—	$—
Canceled or expired	(644,939)	$1.00
Outstanding at December 31, 2013	7,609,293	$0.62
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at December 31, 2014	7,609,293	$0.62	4.86 years	$—

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock at zero or a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by the Company for the original purchase price following the awardee’s termination of service. Annual grants of restricted stock awards are made to the outside board of directors on the date of the annual meeting of stockholders and typically vest in full at the next annual meeting of stockholders following the grant date. Beginning in 2013, annual grants of restricted stock awards were made to the outside board of directors in connection with a reduction in cash compensation for their services. These awards vest quarterly at the end of each quarter. In addition, the Company has made restricted stock awards to non-employee consultants for their services, which generally vest in one year or less.

The following table summarizes restricted stock award activity during the years ended December 31, 2014 and 2013:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2012	335,000	$0.32
Granted	961,000	$0.24
Vested	(1,029,750)	$0.27
Forfeited	(121,250)	$0.25
Unvested at December 31, 2013	145,000	$0.23
Granted	1,096,333	$0.17
Vested	(1,096,333)	$0.18
Forfeited	—	$—
Unvested at December 31, 2014	145,000	$0.16

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2014 and 2013 was approximately $194,000 and $273,000, respectively. The Company recognized approximately $191,000 and $240,000 of stock-based compensation expense related to the restricted stock awards for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, total unrecognized compensation costs related to unvested awards were approximately $8,000 and $16,000, respectively, which is expected to be recognized over a weighted-average period of approximately 0.6 year and 0.5 year, respectively.

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

As of December 31, 2014, there were no outstanding warrants related to the Series A Preferred Stock and Series B Preferred Stock. Warrants related to the Series A Preferred Stock expired in January 2013, and warrants related to the Series B Preferred Stock expired in July 2013.

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at   December 31, 2014 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at December 31, 2014: for Series A Warrants and the Placement Agent Warrants, stock price of $0.069 and warrant exercise price of $0.0576 as of the valuation date; the Company’s historical stock price volatility of 83%; risk free interest rate on U.S. treasury notes of 1.63%; warrant expiration of 5.29 years; and a zero dividend rate, for Series B Warrants, stock price of $0.069 and warrant exercise price of $0.0576 as of the valuation date; the Company’s historical stock price volatility of 33.4%; risk free interest rate on U.S. treasury notes of 0.02%; warrant expiration of 0.28 years; and a zero dividend rate, for Series C Warrants,  stock price of $0.069 and warrant exercise price of $0.0576 as of the valuation date; the Company’s historical stock price volatility of 33.4%; risk free interest rate on U.S. treasury notes of 0.02%; warrant expiration of 0.79 years; and a zero dividend rate,; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.0576 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series H Preferred shares, Series A, Series B and Series C Warrants by $1,779,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $2,299,000, $841,000, $1,139,000 and $552,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,831,000 and $4,216,000 as of the issuance date of October 14, 2014 and the revaluation date of December 31, 2014, respectively. During the year ended December 31, 2014, the Company recorded a net change in fair value of warrant liability gain of $2,405,000 in the consolidated statements of operations.

Series B Warrant Exercises - During the year ended December 31, 2014, the Company received net proceeds of $339,506 upon the exercise of 5,894,214 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer.

Series A, B, and C Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, B, and C Warrants was reset at $0.0576 per share.

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

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the common shares, Series A Warrants and the Series B Warrants by $1,390,000. The Series A Warrants, Series B Warrants, and Placement Agent Warrants had fair values of $1,725,000, $2,645,000 and $115,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,485,000 and $4,925,000 as of the issuance date of July 24, 2013 and the revaluation date of December 31, 2013, respectively. During the year ended December 31, 2014, the Company recorded a net change in fair value of warrant liability gain of $1,894,000 in the consolidated statements of operations prior to the 2014 Warrant Exchange Transaction in the second quarter of 2014 and for the quarterly revaluation at March 31, 2014. See the 2014 Warrant Exchange Agreements - discussed below.

Series A and B Warrant Exercises - There were no warrant exercises during the year ended December 31, 2014. During the year ended December 31, 2013, the Company received net proceeds of $2,356,000 upon the exercise of 16,754,822 of the Series B Warrants issued in July 2013 for 16,754,822 additional Units, but prior to the expiration of the Series B Warrants on October 24, 3013. The total additional Units consisted of 16,754,822 shares of common stock and 16,754,822 Series A Warrants. Of the Series B Warrants exercised, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, exercised 2,754,821 Series B Warrants; and Ruslan Semechkin, the Company’s Chief Scientific Officer, exercised 667,667 Series B Warrants for an aggregate price of $497,000.

In addition, during the year ended December 31, 2013, the Company received net proceeds of $30,000 upon the exercise of 200,000 of the Series A Warrants issued in July 2013 for 200,000 shares of common stock at an exercise price of $0.15 per share.

Series B Price Adjustment - The Series B Warrants were subject to an exercise price adjustment on the 60 th trading day following issuance in July 2013. On October 17, 2013, the adjustment date, the adjusted exercise price was calculated at a 20% discount to the closing bid price on the adjustment date. The closing bid price on the adjustment date was $0.1815 per share, which resulted in an adjusted exercise price of $0.1452 per Unit. This adjusted exercise price was retroactively applied to all exercises from the period of October 10 th through to the expiration date of October 24 th . Of the 16,754,822 Series B Warrants exercised during the year ended December 31, 2013, there were 12,304,822 subject to the adjusted exercise price of $0.1452 per Unit for net proceeds of approximately $1,722,000. The remaining 4,450,000 were exercised prior to the adjustment date at $0.15 per Unit for net proceeds of approximately $634,000.

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

As of December 31, 2014 and 2013, there were 0 and 36,554,822 Series A Warrants and 0 and 666,666 Placement Agent Warrants outstanding, respectively, which the Company had reserved 0 and 37,888,154 shares of common stock for future issuance, respectively.

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

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years. As of December 31, 2014 and 2013, there were 200,000 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions as of December 31, 2014 were as follows:

	Preferred Stock		Common Stock		Units	Common Stock				Common Stock
			July 2013 Financing			October 2014 Financing
					Placement				Placement	YKA	Skin Care	Jan 2013	Mar 2013	Total
	Series A	Series B	Series A	Series B	Agent	Series A	Series B	Series C	Agent	Loan	Marketing	Financing	Financing	Warrants
Outstanding, December 31, 2012	1,600,000	300,000	—	—	—	—	—	—	—	1,400,000	200,000	—	—	3,500,000
2013
Issued			36,754,822	20,000,000	666,666							5,062,500	2,500,000	64,983,988
Exercised			(200,000)	(16,754,822)										(16,954,822)
Forfeited/Cancelled	(1,600,000)	(300,000)		(3,245,178)						(1,400,000)				(6,545,178)
Outstanding, December 31, 2013	—	—	36,554,822	—	666,666	-	—	—	—	—	200,000	5,062,500	2,500,000	44,983,988
2014
Issued						38,777,726	38,777,726	38,777,726	9,306,654					125,639,832
Exchanged			(36,554,822)		(666,666)									(37,221,488)
Exercised							(5,894,214)							(5,894,214)
Forfeited/Cancelled														—
Outstanding, December 31, 2014	—	—	—	—	—	38,777,726	32,883,512	38,777,726	9,306,654	—	200,000	5,062,500	2,500,000	127,508,118

	Price per Warrant
		Weighted
		Average
	Range	Exercise Price
Outstanding, December 31, 2012	$0.25-2.00	$0.34
2013
Issued	$0.15-0.20	$0.16
Exercised	$0.15-0.15	$0.15
Forfeited/Cancelled	$0.15-0.25	$0.20
Outstanding, December 31, 2013	$0.15-2.00	$0.17
2014
Issued	$0.06	$0.06
Exchanged	$0.15	$0.15
Exercised	$0.06	$0.06
Forfeited/Cancelled	$—	$—
Outstanding, December 31, 2014	$0.06-2.00	$0.07

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

The Company incurred rent expense of $315,000 and $310,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014, are as follows (in thousands):

Amount
2015	399
2016	103
2017	5
Total	$507

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

LSC incurred $51,000 and $80,000 as commission expenses during the years ended December 31, 2014 and 2013, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the year ended December 31, 2014 for the Biomedical market segment, one major customer accounted for approximately 21% of consolidated revenues. During the year ended December 31, 2013 for the Biomedical market segment, one major customer accounted for 17% of consolidated revenues and another major customer accounted for approximately 10% of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

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

Lifeline Cell Technology, LLC for the Biomedical Market, which develops, manufactures and commercializes primary human cell research products including over 130 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells;

Cyto Therapetuics, PTY LTD, a research and development company for the Therapeutic Market, which conducts clinical trials in Australia for the use of hpSCs in the treatment of Parkinson’s disease.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Years Ended
	Ended December 31,
	2014	2013
Revenues:
Cosmeceutical market	$3,507	$3,204
Biomedical market	3,510	2,943
Total revenues	7,017	6,147
Operating expenses:
Therapeutic market	9,695	8,200
Cosmeceutical market	3,253	2,914
Biomedical market	2,749	2,579
Total operating expenses	15,697	13,693
Operating income (loss):
Therapeutic market	(9,695)	(8,200)
Cosmeceutical market	254	290
Biomedical market	761	364
Total operating loss	$(8,680)	$(7,546)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland; California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	For the Years Ended
	December 31,
	2014	2013
North America	$5,632	$4,779
Asia	943	905
Europe	393	355
All other regions	49	108
Total	$7,017	$6,147