Form 10-Q
period 2015-03-31
International Stem Cell CORP
filed 2015-05-11
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015 the Registrant had 270,724,907 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Cash and cash equivalents	$611	$1,111
Accounts receivable, net of allowance for doubtful accounts of $19 at March 31, 2015 and December 31, 2014	436	453
Inventory, net	1,668	1,517
Prepaid expenses and other current assets	384	485
Restricted cash	50	50
Total current assets	3,149	3,616
Property and equipment, net	630	714
Intangible assets, net	2,863	2,795
Deposits and other assets	51	54
Total assets	$6,693	$7,179
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$1,765	$670
Accrued liabilities	1,386	1,711
Related party payable	16	11
Advances	250	250
Fair value of warrant liability	3,355	4,216
Total current liabilities	6,772	6,858
Commitments and contingencies
Stockholders' Equity (Deficit)
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding, with liquidation preferences of $426 and $421 at March 31, 2015 and December 31, 2014, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series H-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 895 and 1,482 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Series H-2 Convertible Preferred stock, $0.001 par value, 500 shares authorized, issued and outstanding	—	—
Common stock, $0.001 par value, 720,000,000 shares authorized, 262,117,307 and 239,429,170 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	262	239
Additional paid-in capital	95,690	94,826
Accumulated deficit	(96,036)	(94,749)
Total stockholders' equity (deficit)	(79)	321
Total liabilities and stockholders' equity (deficit)	$6,693	$7,179

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Product sales	$1,622	$1,649
Total revenue	1,622	1,649
Expenses
Cost of sales	418	439
Research and development	1,118	958
Selling and marketing	654	669
General and administrative	1,398	1,648
Total expenses	3,588	3,714
Loss from operating activities	(1,966)	(2,065)
Other income (expense)
Change in fair value of warrant liability	679	623
Interest expense	(1)	(1)
Sublease income	1	8
Total other income, net	679	630
Loss before income taxes	(1,287)	(1,435)
Provision for income taxes	—	—
Net loss	$(1,287)	$(1,435)
Net loss applicable to common stockholders	$(1,287)	$(1,435)
Net loss per common share-basic and diluted	$(0.01)	$(0.01)
Weighted average shares-basic	245,556	153,488
Weighted average shares-diluted	274,518	153,488

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2014 and the Three Months ended March 31, 2015

(in thousands)

(2015 Unaudited)

	Convertible
	Redeemable				Convertible Preferred Stock
	Series G		Common
	Preferred Stock		Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,000	$4,941	151,175	$151	300	$—	—	$—	—	$—
Issuance of common stock
For cash, net of issuance costs of $169			27,598	27
For services			1,096	1
From exercises of warrants			5,894	6
For warrant exchange, net of issuance costs of $49			44,666	45
Issuance of preferred stock
Conversion of Series H-1 preferred stock			9,000	9
Stock-based compensation
Waiver of redemption feature for Series G preferred stock	(5,000)	(4,941)							5,000	5
Net loss for the period ended December 31, 2014
Balance at December 31, 2014	—	—	239,429	239	300	—	—	—	5,000	5
Issuance of common stock
For services			400	1
From exercises of warrants			9,617	10
Conversion of Series H-1 preferred stock			12,671	12
Stock-based compensation
Net loss for the period ended March 31, 2015
Balance at March 31, 2015	—	$—	262,117	$262	300	$—	—	$—	5,000	$5

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Preferred Stock
					Additional		Total
	Series H-1		Series H-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	—	$—	—	$—	$77,897	$(82,271)	$(4,223)
Issuance of common stock
For cash, net of issuance costs of $169					3,573		3,600
For services					190		191
From exercises of warrants					438		444
For warrant exchange, net of issuance costs of $49					6,383		6,428
Issuance of preferred stock	2	—	1	—			—
Conversion of Series H-1 preferred stock	(1)	—			(9)		—
Stock-based compensation					1,418		1,418
Waiver of redemption feature for Series G preferred stock					4,936		4,941
Net loss for the period ended December 31, 2014						(12,478)	(12,478)
Balance at December 31, 2014	1	—	1	—	94,826	(94,749)	321
Issuance of common stock
For services					24		25
From exercises of warrants					602		612
Conversion of Series H-1 preferred stock	(1)	—			(12)		—
Stock-based compensation					250		250
Net loss for the period ended March 31, 2015						(1,287)	(1,287)
Balance at March 31, 2015	—	$—	1	$—	$95,690	$(96,036)	$(79)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three
	Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,287)	$(1,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	116
Stock-based compensation expense	250	347
Common stock issued for services	25	39
Change in fair value of warrant liability	(679)	(623)
Allowance for inventory obsolescence	(98)	4
Impairment of intangible assets	52	36
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	17	(195)
(Increase) decrease in inventory	(53)	8
(Increase) decrease in prepaid assets and other assets	101	22
(Increase) decrease in deposits	3	—
Increase (decrease) in accounts payable	1,095	(14)
Increase (decrease) in accrued liabilities	(326)	(338)
Increase (decrease) in deferred revenue	—	(3)
Increase (decrease) in related party payable	5	5
Net cash used in operating activities	(764)	(2,031)
Investing activities
Purchases of property and equipment	(15)	(13)
Payments for patent licenses and trademarks	(152)	(143)
Net cash used in investing activities	(167)	(156)
Financing activities
Proceeds from issuance of common stock	—	1,104
Proceeds from exercise of warrants and options	431	—
Payment of offering costs	—	(169)
Net cash provided by financing activities	431	935
Net increase (decrease) in cash and cash equivalents	(500)	(1,252)
Cash and cash equivalents, beginning of period	1,111	2,243
Cash and cash equivalents, end of period	$611	$991
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1

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

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which conducts clinical trials in Australia for the use of hpSCs in the treatment of Parkinson’s disease.

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $255,000 per month, excluding capital expenditures and patent costs averaging $56,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2015. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future. In December 2013, the Company filed a registration statement with the Securities Exchange Commission (the “SEC”), which allowed the Company to sell up to $10,250,000 of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) from time to time through January 2017 at the Company’s discretion pursuant to the terms of a Common Stock Purchase Agreement entered into with Lincoln Park on December 10, 2013 (the “Purchase Agreement”). In connection with agreements entered into as part of a private placement effected on October 14, 2014 (the “October 2014 private placement”), the Company may not sell shares to Lincoln Park until March 2016.  Additionally, pursuant to the terms of the October 2014 private placement, the Company was unable to issue securities, subject to certain exceptions, until May 7, 2015.  For further discussion, see Note 6.

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

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2014.

The unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any other interim period or an entire year.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method for our Lifeline Cell Technology (“LCT”) cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care (“LSC”) products, and specific identification method for our Lifeline Cell Technology products.  We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts totaling $19,000.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $3,467,000 and $3,367,000 at March 31, 2015 and December 31, 2014, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $52,000 and $36,000 of impairments on its long-lived assets during the three months ended March 31, 2015 and 2014.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 48% and 51% of total revenue during the three months ended March 31, 2015 and 2014, respectively. LSC contributed 52% and 49% of total revenue during the three months ended March 31, 2015 and 2014, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the three months ended March 31, 2015 as compared to the years ended December 31, 2014 and 2013. At March 31, 2015 and December 31, 2014, the estimated allowance for sales returns was $10,000. At March 31, 2015 and December 31, 2014, net deferred revenue totaled $0.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of March 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$3,355	$—	$—	$3,355

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$4,216	$—	$—	$4,216

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2013	$4,925
Issuances of warrants	4,831
Exercise of warrants	(104)
Adjustments to estimated fair value	(2,405)
Warrants exchanged for common stock	(3,031)
Ending balance at December 31, 2014	4,216
Exercise of warrants	(182)
Adjustments to estimated fair value	(679)
Ending balance at March 31, 2015	$3,355

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, allowance for sales returns and bad debt, and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options, as well as the Monte-Carlo valuation method for certain warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of March 31, 2015 and December 31, 2014 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2015, there were 245,000 non-vested restricted stock awards, 21,593,307 vested and 8,833,446 non-vested stock options outstanding, and 117,891,242 warrants outstanding; and at March 31, 2014, there were 552,625 non-vested restricted stock awards, 45,650,654 shares issuable upon exercise of warrants, and 19,431,138 vested and 3,848,655 non-vested stock options outstanding. These restricted stock awards, stock options and warrants, other than certain in-the-money warrants at March 31, 2015, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Warrants exercisable into 110,128,742 common shares were considered dilutive at March 31, 2015, however, their inclusion into the loss per share calculation did not yield a materially different result.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended March 31, 2015 and 2014.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In 2015, FASB has tentatively deferred ASU No. 2014-09 for one year, and with that deferral, ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 fiscal quarter.  The standard permits the use of either retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Inventory

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$202	$191
Work in process	619	507
Finished goods	942	1,012
Total	1,763	1,710
Less: allowance for inventory obsolescence	(95)	(193)
Inventory, net	$1,668	$1,517

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Machinery and equipment	$1,358	$1,357
Computer equipment	306	294
Office equipment	203	203
Leasehold improvements	756	756
Construction in progress	2	—
	2,625	2,610
Less: accumulated depreciation and amortization	(1,995)	(1,896)
Property and equipment, net	$630	$714

Depreciation expenses for the three months ended March 31, 2015 and 2014 were $99,000 and $101,000, respectively.

4. Patent Licenses

On December 31, 2003, LCT entered into an Option to License Intellectual Property agreement with Advanced Cell Technology, Inc., which changed its name to Ocata Therapeutics, Inc. (“Ocata”) for patent rights and paid Ocata $340,000 in option and license fees. On February 13, 2004, LCT and Ocata amended the Option agreement and LCT paid Ocata additional option fees of $22,500 for fees related to registering Ocata’s patents in selected international countries.

On May 14, 2004, LCT amended the licensing agreement with Ocata for the exclusive worldwide patent rights for the following Ocata technologies: UMass IP, ACT IP and Infigen IP. The additional license fees paid were $400,000.

On February 7, 2013, the Company and Ocata entered into Amended and Restated License Agreements (the “Amendment”) for the purpose of completely amending and restating the terms of the license agreements. Under the terms of the Amendment, the Company acquired exclusive world-wide rights to all human therapeutic uses and cosmetic uses from Ocata and Infigen’s early work on parthenogenic-derived embryonic stem cells, as well as certain rights to patents covering Single Blastomere technology.

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. As of March 31, 2015, the total amount capitalized related to the acquired Ocata licenses was $747,000, and $2,720,000 related to the other patent acquisition costs.

Patents and patent licenses were recorded at cost of $3,467,000 and $3,367,000 at March 31, 2015 and December 31, 2014, respectively. Amortization expense for the three months ended March 31, 2015 and 2014 was $32,000 and $15,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of March 31, 2015 and December 31, 2014 was $604,000 and $572,000, respectively.

At March 31, 2015, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2015 (remaining nine months)	$59
2016	78
2017	78
2018	78
2019	45
Thereafter	2,479
Total	$2,817

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2015, no revenues were realized from this agreement.

	March 31,	December 31,
	2015	2014
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of March 31, 2015, the Company is authorized to issue 720,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of two shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $0.50 per share), and the Series B Warrants were exercisable at $0.50 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. In October 2014, the Company issued Preferred Stock which had an initial conversion price of $0.06447, which in November 2014 was adjusted down to $0.0576 and again in February 2015 further down to $0.0448. Accordingly, these transactions triggered adjustments in the current conversion price of the Series B Preferred to $0.0448 per share. The Series B Preferred has a priority (senior to the shares of common stock and Series H Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of March 31, 2015 and December 31, 2014, there were 300,000 shares of the Series B Preferred issued and outstanding.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 43 shares of Series D Preferred Stock (“Series D Preferred”) for total proceeds of $4,700,000 at a price of $100,000 per Series D Preferred share.

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of March 31, 2015 and December 31, 2014, there were 43 shares of the Series D Preferred issued and outstanding.

The Series D Preferred was initially convertible into shares of common stock at $0.25 per share, resulting in an initial conversion ratio of 400,000 shares of common stock for every share of Series D Preferred. The Series D Preferred has an anti-dilution clause whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series D Preferred, the conversion price of the Series D Preferred shall be adjusted downward to equal the price of the new securities. The Series D Preferred has priority over the Series A Preferred Stock, Series B Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series D Preferred.

In October 2014, the Company issued Preferred Stock which had an initial conversion price of $0.06447, which in November 2014 was adjusted down to $0.0576 and again in February 2015 further down to $0.0448. Accordingly, these transactions triggered adjustments in the current conversion price of the Series D Preferred to $0.0448.

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

The Company determined that the Series G Preferred had a contingent redemption feature allowing redemption by the holder under only some very limited circumstances (“deemed liquidation events”). As the event that may trigger the redemption of the convertible preferred stock was not solely within the Company’s control, the convertible preferred stock was classified as mezzanine equity (outside of permanent equity) on the Company’s condensed consolidated balance sheet upon issuance. Additionally, legal costs related to the Series G Preferred financing in the amount of $59,000 were recorded in the mezzanine equity as well. On December 31, 2014, the Company entered into a Waiver Agreement with all of the holders of its Series G Preferred Stock, whereby the holders irrevocably and unconditionally waived all rights they held to require the Company to redeem any or all shares of the Series G Preferred Stock and to receive any payments and any other rights accruing to them by reason of the failure of the Company to redeem shares of Series G Preferred Stock, pursuant to the terms of the Series G Certificate of Designation. Holders of Series G Preferred Stock are Dr. Andrey Semechkin and Dr. Ruslan Semechkin, each of whom is a director and executive officer of the Company, and affiliated entities of Dr. Andrey Semechkin and Dr. Ruslan Semechkin. Subsequent to the signing of the Waiver Agreement, the Series G Preferred Stock is classified within permanent equity on the Company’s condensed consolidated balance sheet.

As of March 31, 2015 and December 31, 2014, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In October 2014, the Company issued Series H Preferred Stock which had an initial conversion price of $0.06447, which in November 2014 was adjusted down to $0.0576 and again in February 2015 further down to $0.0448. Accordingly, these transactions triggered an adjustment in the current conversion price and conversion ratio of the Series G Preferred to $0.1979 per share and 5.0518 shares, respectively.

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey and Ruslan Semechkin, the Company’s Chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 38,777,726 shares of common stock at an initial conversion price of $0.06447, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.0921 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 38,777,726 shares of common stock for an initial exercise price of $0.06447 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million. On April 14, 2015, the Company and the holders of the Series B Warrants, issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $0.075 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing.

The number of shares issuable upon conversion of the Series H Preferred Stock and exercise of the Warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions, and pursuant to anti-dilution provisions. In addition, Purchasers have been granted rights of participation in future offerings of our securities for eighteen months from the date of the offering.

The Securities Purchase Agreement entered into in the Private Placement required the Company to hold a special meeting of stockholders to seek stockholder approval of an increase in the number of authorized shares of common stock under the Company’s certificate of incorporation to 720,000,000 shares and approve a reverse stock split. The special meeting of stockholders was held on December 4, 2014 and the stockholders approved the increase in the authorized shares of common stock and the reverse stock split. In connection with the Private Placement, the Company also entered into a registration rights agreement, as amended, with the investors pursuant to which the Company was obligated to file registration statements to register the resale of (i) 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock, and (ii) 100% of the shares of common stock issuable upon exercise of the warrants. In addition to the registration rights, the Purchasers are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting effective and maintaining effective registration statements covering the shares underlying the Series H Preferred Stock and the Warrants, including the failure of the Company to file a resale registration statement registering 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock  by no later than November 13, 2014 and the failure of the Company to have such resale registration statement declared effective by the Securities and Exchange Commission (the “SEC”) by no later than December 13, 2014, subject to certain exceptions.  The Company filed such registration statement on November 3, 2014 and such registration was declared effective by the SEC on November 25, 2014.  Further, on January 16, 2015, the Company filed a registration statement registering 100% of the shares of common stock issuable upon exercise of the warrants, which was declared effective by the SEC on February 6, 2015.

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

The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of the Securities Purchase Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014 registering 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock.  Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, B, C and Placement Agent Warrants was reset at $0.0448 per share.  During the three months ended March 31, 2015, the investors converted 586.88 shares of Series H Preferred Stock into 12,671,432 shares of our common stock. During year ended December 31, 2014, the investors converted 518.4 shares of Series H Preferred Stock into 9,000,000 shares of our common stock.

See Note 9, Stock Options and Warrants, Warrants Issued with Series H Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B, C and Placement Agent Warrants.

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

2013 S-1 July Registered Offering

See Note 9, Stock Options and Warrants, 2013 S-1 July Registered Offering and 2014 Warrant Exchange Agreements.

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

During the three months ended March 31, 2015, the Company sold 0 shares to Lincoln Park. From commencement through to March 31, 2015, the Company has sold a total of 9,866,666 shares of common stock to Lincoln Park for an aggregate of $1,838,000 under the Agreement. As of March 31, 2015, there remained 10,133,334 shares available for sale up to a total of $8,412,000 under the Purchase Agreement with Lincoln Park.

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

Reserved Shares

At March 31, 2015, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	30,426,753
Options available for future grant	4,508,319
Convertible preferred stock	159,069,618
Warrants	117,891,242
311,895,932

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended March 31, 2015 and 2014, the Company recorded $35,000 in rent expense that was related to the facility lease arrangement with related parties.

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

Total stock-based compensation expense for the three months ended March 31, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Cost of sales	$7	$15
Research and development	60	70
Selling and marketing	9	11
General and administrative	174	251
	$250	$347

Unrecognized compensation expense related to stock options as of March 31, 2015 was $807,000, which is expected to be recognized over a weighted average period of approximately 2.49 years.

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as use a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. Stock-based compensation for stock options granted to non-employees has been determined using the Black-Scholes option pricing model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the condensed consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2015 and 2014:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.75%	N/A
Expected stock price volatility	93.54%	N/A
Expected dividend payout	0%	N/A
Expected option life based on management's estimate	6.08 yrs	N/A

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	16,028,400	$1.12
Granted	6,324,000	$0.14
Exercised	—	$—
Canceled or expired	(1,032,763)	$0.53
Outstanding at December 31, 2014	21,319,637	$0.86
Granted	1,524,000	$0.06
Exercised	—	$—
Canceled or expired	(26,177)	$0.17
Outstanding at March 31, 2015	22,817,460	$0.80	6.54 years	$—
Vested and expected to vest at March 31, 2015	21,567,560	$0.84	6.38 years	$—
Exercisable at March 31, 2015	13,984,014	$1.22	4.88 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	7,609,293	$0.62
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	—
Outstanding at December 31, 2014	7,609,293	$0.62
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at March 31, 2015	7,609,293	$0.62	4.61 years	$—

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2013	145,000	$0.23
Granted	1,096,333	$0.17
Vested	(1,096,333)	$0.18
Forfeited	—	$—
Unvested at December 31, 2014	145,000	$0.16
Granted	399,838	$0.06
Vested	(299,838)	$0.06
Forfeited	—	$—
Unvested at March 31, 2015	245,000	$0.12

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the three months ended March 31, 2015 and 2014 was approximately $17,000 and $29,000, respectively. The Company recognized approximately $25,000 and $39,000 of stock-based compensation expense related to the restricted stock awards for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, total unrecognized compensation costs related to unvested awards was approximately $7,000, which is expected to be recognized over a weighted-average period of approximately 0.21 years.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2014 and March 31, 2015 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at March 31, 2015: for Series A Warrants and the Placement Agent Warrants, stock price of $0.0576 and warrant exercise price of $0.0448 as of the valuation date; the Company’s historical stock price volatility of 80%; risk free interest rate on U.S. treasury notes of 1.37%; warrant expiration of 5.04 years; and a zero dividend rate, for Series B Warrants, stock price of $0.0576 and warrant exercise price of $0.0448 as of the valuation date; the Company’s historical stock price volatility of 65.1%; risk free interest rate on U.S. treasury notes of 0.02%; warrant expiration of 0.04 years; and a zero dividend rate, for Series C Warrants,  stock price of $0.0576 and warrant exercise price of $0.0448 as of the valuation date; the Company’s historical stock price volatility of 65.1%; risk free interest rate on U.S. treasury notes of 0.14%; warrant expiration of 0.54 years; and a zero dividend rate,; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $0.0448 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series H Preferred shares, Series A, Series B and Series C Warrants by $1,779,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $2,299,000, $841,000, $1,139,000 and $552,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,831,000 and $3,355,000 as of the issuance date of October 14, 2014 and the revaluation date of March 31, 2015, respectively. During the three months ended March 31, 2015, the Company recorded a net change in fair value of warrant liability gain of $679,000 in the condensed consolidated statements of operations.

Series B Warrant Exercises - During the year ended December 31, 2014, the Company received net proceeds of $339,506 upon the exercise of 5,894,214 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. During the three months ended March 31, 2015, the Company received net proceeds of $83,388 upon the exercise of 1,861,331 of the Series B Warrants by, Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and director.

Series C Warrant Exercises - During the three months ended March 31, 2015, the Company received net proceeds of $347,448 upon the exercise of 7,755,545 of the Series C Warrants by, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively.

Series A, B, C and Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, B, C and Placement Agent Warrants was reset at $0.0448 per share.

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

As of March 31, 2015 and December 31, 2014, there were 0 Series A Warrants and 0 and Placement Agent Warrants outstanding.

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, vesting over four quarters, and a warrant term of five years. As of March 31, 2015 and December 31, 2014, there were 200,000 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through March 31, 2015 were as follows:

	Common Stock	Units	Common Stock				Common Stock				Price per Warrant
	July 2013 Financing		October 2014 Financing									Weighted
		Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2013	36,554,822	666,666	—	—	—	—	200,000	5,062,500	2,500,000	44,983,988	$0.15-2.00	$0.17
2014
Issued			38,777,726	38,777,726	38,777,726	9,306,654				125,639,832	$0.06	$0.06
Exchanged	(36,554,822)	(666,666)								(37,221,488)	$0.15	$0.15
Exercised				(5,894,214)						(5,894,214)	$0.06	$0.06
Forfeited/Cancelled										—	—	—
Outstanding, December 31, 2014	—	—	38,777,726	32,883,512	38,777,726	9,306,654	200,000	5,062,500	2,500,000	127,508,118	$0.06-2.00	$0.07
2014
Issued										—	$—	$—
Exchanged										—	$—	$—
Exercised				(1,861,331)	(7,755,545)					(9,616,876)	$0.04-0.06	$0.04
Forfeited/Cancelled										—	—	—
Outstanding, March 31, 2015	—	—	38,777,726	31,022,181	31,022,181	9,306,654	200,000	5,062,500	2,500,000	117,891,242	$0.04-2.00	$0.06

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

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current base rent is $8,865. The initial term of the lease expires in December 2015 and there is an option for an additional five years. The laboratory is being used to develop and manufacture the Company’s research products and the administration facility is used for sales and marketing and general administrative purposes. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expires on February 29, 2016, subject to the Company’s right to extend the term for up to five additional years. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. The current base rent is $12,192 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

The Company incurred rent expense of $73,000 and $79,000 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2015, are as follows (in thousands):

Amount
2015 (remaining nine months)	$277
2016	104
2017	5
Total	$386

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 100,000 shares each, with strike prices of $1.50 and $2.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $5,000 and $13,000 as commission expenses during the three months ended March 31, 2015 and 2014, respectively, under the terms of this agreement.

Customer Concentration

During the three months ended March 31, 2015 for the Biomedical market segment, one customer accounted for 14% of consolidated revenues. During the three months ended March 31, 2014 for the Biomedical market segment, one customer accounted for 20% of our consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Cosmeceutical market	$841	$803
Biomedical market	781	846
Total revenues	1,622	1,649
Operating expenses:
Therapeutic market	2,236	2,220
Cosmeceutical market	712	788
Biomedical market	640	706
Total operating expenses	3,588	3,714
Operating income (loss):
Therapeutic market	(2,236)	(2,220)
Cosmeceutical market	129	15
Biomedical market	141	140
Total operating loss	$(1,966)	$(2,065)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland and California, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
North America	$1,300	$1,349
Asia	213	178
Europe	90	109
All other regions	19	13
Total	$1,622	$1,649

12. Subsequent Event

On April 14, 2015, the Company and the holders of the Series B Warrants issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $0.075 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2014. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward looking statements are discussed in Item 1A of Part II of this report.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We have generated product revenues from our two commercial businesses of $1.6 million for the three months ended March 31, 2015 and 2014. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO’s collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated in the U.S. Code of Federal Regulations and enforced by the U.S. Food and Drug Administration (“FDA”).

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

Cosmeceutical Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum and Firming Eye Complex, all of which include our patented stem cell extract. LSC’s products are regulated as cosmetics. LSC’s products are sold nationally and internationally through a branded website, through professional channels (including dermatologists, plastic surgeons, medical, day and resort spas) and distributors. Domestically, we plan to increase distribution of our products by increasing brand awareness and resonance through advertising, sales promotion and public relations. Internationally, we are increasing distribution and sales through agreements with specialty distributors in Asia.

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

Results of Operations

Revenues

Revenue for the three months ended March 31, 2015, totaled $1.62 million, compared to $1.65 million for the three months ended March 31, 2014. LCT contributed $781,000 or 48% of total revenue for the three months ended March 31, 2015, compared to $846,000 or 51% for the three months ended March 31, 2014. The decrease of $65,000 or 8% in LCT’s revenue for 2014 was driven primarily by lower sales to OEM customers and international distributors. LSC’s revenue of $841,000 for the three months ended March 31, 2015 accounted for 52% of total revenue, compared to $803,000 or 49% of total revenue for the three months ended March 31, 2014. The increase of $38,000 or 5% in LSC’s revenue is due to our strategic efforts to expand and diversify sources of revenue across all sales/distribution channels. We saw the greatest sales growth in professional accounts.

Cost of sales

Cost of sales for the three months ended March 31, 2015 was $418,000 or 26% of revenue, compared to $439,000 or 27% of revenue for the three months ended March 31, 2014.  While our overall cost of sales as a percentage of revenue stayed relatively stable, LCT’s cost of sales decreased approximately 4% and LSC’s cost of sales increased approximately 5% as a percentage of sales. LCT’s cost of sales for the three months ended March 31, 2015 was $295,000 or 38% of sales, compared to $358,000 or 42% of sales for the three months ended March 31, 2014. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the three months ended March 31, 2015, compared to the corresponding period in 2014.  LSC’s cost of sales was $123,000 or 15% of sales for the three months ended March 31, 2015, compared to $81,000 or 10% of sales for the three months ended March 31, 2014. The increase in cost of sales for LSC is primarily attributable to a shift in our sales channel mix to a lower portion of our sales recorded from ecommerce, which has a low cost of sales compared to other high cost of sales channels.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $1.12 million for the three months ended March 31, 2015, compared to $958,000 for the same period in 2014. The increase of $160,000 or 17% is primarily due to increased stem cell line research and preclinical testing expenses of $265,000, partially offset by a reduction in employee-related spending of $54,000, and material and supply costs of $58,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. We anticipate decreased R&D expenditures in 2015 as a result of the completion of pre-clinical studies.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended March 31, 2015 were $654,000, compared to $669,000 in the three months ended March 31, 2014.  The decrease of $15,000 or 2% was primarily due to lower marketing materials, samples and printing costs of $31,000, website support costs of $21,000, commission and endorsement costs of $25,000, partially offset by higher employee-related spending of $39,000, and advertising expenses of $27,000.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $1.40 million, reflecting a decrease of $250,000 or 15%, compared to $1.65 million for the same period in 2014. The decrease is primarily attributable to decreases in investor relations related costs of $135,000, temporary service fees of $93,000, stock based compensation costs of $77,000, and employee related costs of $39,000. The decreases were partially offset by increases in audit and accounting fees of $67,000, consulting expense of $21,000, and patent impairment expense of $16,000.

Other Income/Expense

Other income was $679,000 for the three months ended March 31, 2015 due to recognizing a reduction in the fair value of warrants from the October 2014 financing transaction.  In the first quarter of 2014, total other income was $630,000, of which $623,000 related to the change in fair value of the warrant liability from our registered stock and warrant offering completed in July 2013, due to the subsequent revaluation of the warrant liability at each balance sheet date.

Liquidity and Capital Resources

As of March 31, 2015, our cash and cash equivalents totaled $611,000, compared to $1.1 million as of December 31, 2014. At March 31, 2015, we had a working capital deficit of $3.62 million, compared to a $3.24 million deficit as of December 31, 2014. The working capital deficit is primarily due to the fair value of the warrant liability of $3.36 million resulting from our October 2014 Securities Purchase Agreement.

Operating Cash Flows

Net cash used in operating activities was $764,000 for the three months ended March 31, 2015, compared to $2.03 million for the corresponding period in 2014. While the net loss after non-cash adjustments totaling $1.6 million in the three months ended March 31, 2015, compared to $1.5 million for the same period in 2014 stayed relatively stable, the primary factor contributing to the variability in the reported cash flow amounts relates to an increase in accounts payable of approximately $1.1 million during the first quarter of 2015.

Investing Cash Flows

Net cash used in investing activities was $167,000 for the three months ended March 31, 2015, compared to $156,000 in the same period in 2014. The slight increase was the result of higher patent licenses and trademarks spending of $10,000.

Financing Cash Flows

Net cash provided by financing activities was $431,000 for the three months ended March 31, 2015, compared to $935,000 in the same period in 2014. Approximately $431,000 was received during the first quarter of 2015 from exercises of warrants from the October 2014 financing transaction. The net proceeds of $935,000 received in 2014 was attributable to the issuance of 5.2 million shares of common stock for approximately $1.1 million, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013.

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the condensed consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the quarter ended March 31, 2015, our average burn rate was approximately $255,000 per month, excluding capital expenditures and patent costs averaging $56,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2015. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement entered into in connection with the private placement discussed below, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than the minimum license fee of $75,000 annually, payable in two installments per year to Ocata pursuant to the amended UMass IP license agreement.  No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2015, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have provided updated risk factors below. The risk factors set forth below with an asterisk (*) following the title are new risk factors or risk factors that contain material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our common stock could decline.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubts about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During the three months ended March 31, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate for the quarter ended March 31, 2015 was approximately $255,000 per month excluding capital expenditures and patent costs averaging $56,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

Due to the relatively early stage of our therapeutic products and stem cell therapy-based systems, we have not yet invested significantly in clinical testing and regulatory capabilities, including for human clinical trials. We cannot assure you that we will be able to invest or develop resources for these capabilities successfully or as expediently as necessary. In particular, human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

●	unforeseen safety issues;
●	determination of dosing issues;
●	inability to demonstrate effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols.

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

●

the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be filed with the FDA and other regulatory authorities;

●

data obtained from preclinical and nonclinical animal testing and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing;

●

negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay or terminate development efforts for a product candidate; and/or

●	FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials.

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

Even if we are successful in obtaining regulatory approval of our product candidates, we will continue to be subject to the requirements of and review by, the FDA and comparable regulatory authorities in the areas of manufacturing processes, post-approval clinical data, adverse event reporting, labeling, advertising and promotional activities, among other things. In addition, any marketing approval we receive may be limited in terms of the approved product indication or require costly post-marketing testing and surveillance. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

●	warning letters or other actions requiring changes in product manufacturing processes or restrictions on product marketing or distribution;
●	product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and
●	fines, restitution or disgorgement of profits or revenue, the imposition of civil penalties or criminal prosecution.

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

Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

●	our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products;
●	our ability to create products that are superior to alternatives currently on the market;
●	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and
●	reimbursement policies of government and third party payers.

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

During the three months ended March 31, 2015, we derived approximately 14% of our revenues from one customer.*

During the three months ended March 31, 2015, one customer accounted for 14% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of March 31, 2015, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 55% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series H-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of March 31, 2015. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series H-1 and Series H-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.0448 to $0.1981 per share as of March 31, 2015). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At March 31, 2015, there were 117,891,242, warrants, for which we have reserved 117,891,242 shares of common stock, and 21,593,307 vested and 8,833,446 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company issued 12,671,432 shares of common stock holders of its Series H-1 Convertible Preferred Stock upon conversion of a portion of the shares of Series H-1 Convertible Preferred Stock in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

The Company issued 1,861,331 shares to Dr. Ruslan Semechkin upon the exercise for cash of his Series B Warrants which were issued in the financing transaction completed in October 2014. The Company received total consideration of $88,000 upon exercise of those warrants. In addition, the Company issued 1,861,331 shares to Dr. Ruslan Semechkin upon the exercise for cash of his Series C Warrants and 5,894,214 shares to Dr. Andrey Semechkin upon the exercise for cash of his Series C Warrants which were issued in the financing transaction completed in October 2014. The Company received total consideration of $347,000 upon exercise of those warrants.  The shares of common stock issued upon exercise of those warrants were offered and sold in a private placement transaction in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  Dr. Andrey Semechkin is the Company’s Chief Executive Officer and Co-Chairman of the Board, and Dr. Ruslan Semechkin is the Company’s Chief Scientific Officer and a Director.

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

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.13	Form of Amendment to Series B Warrants.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 8, 2015
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Jay Novak
	Name:	Jay Novak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)