Form 10-Q
period 2015-06-30
International Stem Cell CORP
filed 2015-08-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 11, 2015 the Registrant had 2,009,139 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)
Cash and cash equivalents	$554	$1,111
Accounts receivable, net of allowance for doubtful accounts of $18 and $19 at June 30, 2015 and December 31, 2014, respectively	361	453
Inventory, net	1,759	1,517
Prepaid expenses and other current assets	574	485
Restricted cash	50	50
Total current assets	3,298	3,616
Property and equipment, net	546	714
Intangible assets, net	2,980	2,795
Deposits and other assets	61	54
Total assets	$6,885	$7,179
Liabilities and Stockholders' Equity
Accounts payable	$580	$670
Accrued liabilities	1,311	1,711
Related party payable	2,285	11
Advances	250	250
Fair value of warrant liability	1,654	4,216
Total current liabilities	6,080	6,858
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding, with liquidation preferences of $430 and $421 at June 30, 2015 and December 31, 2014, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series H-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 377 and 1,482 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Series H-2 Convertible Preferred stock, $0.001 par value, 500 shares authorized, issued and outstanding	—	—
Common stock, $0.001 par value, 720,000,000 shares authorized, 1,828,162 and 1,596,195 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (1)	2	2
Additional paid-in capital	96,111	95,063
Accumulated deficit	(95,313)	(94,749)
Total stockholders' equity	805	321
Total liabilities and stockholders' equity	$6,885	$7,179

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Product sales	$1,815	$1,588	$3,437	$3,237
Total revenue	1,815	1,588	3,437	3,237
Expenses
Cost of sales	516	409	934	848
Research and development	567	1,411	1,685	2,369
Selling and marketing	602	679	1,256	1,348
General and administrative	1,067	1,332	2,465	2,980
Total expenses	2,752	3,831	6,340	7,545
Loss from operating activities	(937)	(2,243)	(2,903)	(4,308)
Other income (expense)
Change in fair value of warrant liability	1,702	1,271	2,381	1,894
Warrant exchange inducement expense	—	(3,445)	—	(3,445)
Interest expense	(2)	(1)	(3)	(2)
Warrant modification expense	(40)	—	(40)	—
Sublease income	—	8	1	16
Total other income (expense), net	1,660	(2,167)	2,339	(1,537)
Income (loss) before income taxes	723	(4,410)	(564)	(5,845)
Provision for income taxes	—	—	—	—
Net income (loss)	$723	$(4,410)	$(564)	$(5,845)
Net income (loss) applicable to common stockholders	$723	$(4,410)	$(564)	$(5,845)
Net income (loss) per common share-basic (1)	$0.40	$(3.88)	$(0.33)	$(5.41)
Net income (loss) per common share-diluted (1)	$(0.52)	$(3.88)	$(1.61)	$(5.41)
Weighted average shares-basic (1)	1,800	1,138	1,719	1,081
Weighted average shares-diluted (1)	1,881	1,138	1,829	1,081

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2014 and the Six Months ended June 30, 2015

(in thousands)

(2015 Unaudited)

	Convertible
	Redeemable				Convertible Preferred Stock
	Series G		Common
	Preferred Stock		Stock		Series B		Series D		Series G
	Shares	Amount	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,000	$4,941	1,008	$1	300	$—	—	$—	—	$—
Issuance of common stock
For cash, net of issuance costs of $169			184	—
For services			7	—
From exercises of warrants			39	—
For warrant exchange, net of issuance costs of $49			298	1
Issuance of preferred stock
Conversion of Series H-1 preferred stock			60	—
Stock-based compensation
Waiver of redemption feature for Series G preferred stock	(5,000)	(4,941)							5,000	5
Net loss for the period ended December 31, 2014
Balance at December 31, 2014	—	—	1,596	2	300	—	—	—	5,000	5
Issuance of common stock
For services			6	—
From exercises of warrants			64	—
Conversion of Series H-1 preferred stock			162	—
Warrant modification
Stock-based compensation
Net loss for the period ended June 30, 2015
Balance at June 30, 2015	—	$—	1,828	$2	300	$—	—	$—	5,000	$5

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Preferred Stock
					Additional		Total
	Series H-1		Series H-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	—	$—	—	$—	$78,047	$(82,271)	$(4,223)
Issuance of common stock
For cash, net of issuance costs of $169					3,600		3,600
For services					191		191
From exercises of warrants					444		444
For warrant exchange, net of issuance costs of $49					6,427		6,428
Issuance of preferred stock	2	—	—	—			—
Conversion of Series H-1 preferred stock	(1)	—			—		—
Stock-based compensation					1,418		1,418
Waiver of redemption feature for Series G preferred stock					4,936		4,941
Net loss for the period ended December 31, 2014						(12,478)	(12,478)
Balance at December 31, 2014	1	—	—	—	95,063	(94,749)	321
Issuance of common stock
For services					54		54
From exercises of warrants					612		612
Conversion of Series H-1 preferred stock	(1)	—			—		—
Warrant modification					40		40
Stock-based compensation					342		342
Net loss for the period ended June 30, 2015					—	(564)	(564)
Balance at June 30, 2015	—	$—	—	$—	$96,111	$(95,313)	$805

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six
	Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(564)	$(5,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	234
Stock-based compensation expense	342	721
Common stock issued for services	54	85
Change in fair value of warrant liability	(2,381)	(1,894)
Warrant exchange inducement expense	—	3,445
Warrant modification expense	40	—
Allowance for bad debt	(1)	—
Allowance for inventory obsolescence	(44)	22
Impairment of intangible assets	99	36
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	93	(100)
(Increase) decrease in inventory	(198)	(123)
(Increase) decrease in prepaid assets and other assets	(89)	119
(Increase) decrease in deposits	(7)	—
Increase (decrease) in accounts payable	(90)	266
Increase (decrease) in accrued liabilities	(400)	(330)
Increase (decrease) in deferred revenue	—	(3)
Increase (decrease) in related party payable	12	10
Net cash used in operating activities	(2,888)	(3,357)
Investing activities
Purchases of property and equipment	(26)	(218)
Proceeds from sale of property and equipment	—	1
Payments for patent licenses and trademarks	(336)	(341)
Net cash used in investing activities	(362)	(558)
Financing activities
Proceeds from a bridge loan from a related party	2,262	—
Proceeds from issuance of common stock	—	2,638
Proceeds from exercise of warrants and options	431	—
Payment of offering costs	—	(218)
Net cash provided by financing activities	2,693	2,420
Net decrease in cash and cash equivalents	(557)	(1,495)
Cash and cash equivalents, beginning of period	1,111	2,243
Cash and cash equivalents, end of period	$554	$748
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Warrant liability reclassified to equity upon warrant exchange	—	$3,031

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

On July 1, 2006, LCT entered into an agreement among LCT, ISC California and the holders of membership units and warrants. Pursuant to the terms of the agreement, all the membership units in LCT were exchanged for 133,334 shares of ISC California Common Stock and for ISC California’s assumption of LCT’s obligations under the warrants. LCT became a wholly-owned subsidiary of ISC California.

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

Reverse Stock Split

Effective July 29, 2015 and pursuant to the reverse stock split approved  by the Company’s Board of Directors, each 150 shares of issued and outstanding common stock were combined into and became one share of common stock and no fractional shares were issued. The accompanying financial statements and related disclosures give retroactive effect to the reverse stock split for all periods presented.

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $481,000 per month, excluding capital expenditures and patent costs averaging $60,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2015. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of June 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts totaling $18,000 and $19,000, respectively.            .

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $3,604,000 and $3,367,000 at June 30, 2015 and December 31, 2014, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $47,000 and $0 of impairments on its long-lived assets during the three months ended June 30, 2015 and 2014, respectively. The Company recognized $99,000 and $36,000 of impairments on its long-lived assets during the six months ended June 30, 2015 and 2014, respectively.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 50% and 52% of total revenue during the six months ended June 30, 2015 and 2014, respectively. LSC contributed 50% and 48% of total revenue during the six months ended June 30, 2015 and 2014, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the six months ended June 30, 2015 as compared to the years ended December 31, 2014 and 2013. At June 30, 2015 and December 31, 2014, the estimated allowance for sales returns was $10,000. At June 30, 2015 and December 31, 2014, net deferred revenue totaled $0.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of June 30, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$1,654	$—	$—	$1,654

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$4,216	$—	$—	$4,216

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2013	$4,925
Issuances of warrants	4,831
Exercise of warrants	(104)
Adjustments to estimated fair value	(2,405)
Warrants exchanged for common stock	(3,031)
Ending balance at December 31, 2014	4,216
Exercise of warrants	(181)
Adjustments to estimated fair value	(2,381)
Ending balance at June 30, 2015	$1,654

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2015 and December 31, 2014 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2015, there were 667 non-vested restricted stock awards, 151,858 vested and 43,848 non-vested stock options outstanding, and 579,130 warrants outstanding; and at June 30, 2014, there were 3,150 non-vested restricted stock awards, 51,750 shares issuable upon exercise of warrants, and 134,908 vested and 47,216 non-vested stock options outstanding. These restricted stock awards, stock options and warrants, other than certain in-the-money warrants at June 30, 2015, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Warrants exercisable into 527,379 common shares were considered dilutive at June 30, 2015 and were included in the diluted loss per share calculation.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the three and six months ended June 30, 2015 and 2014.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP.  ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company will be its 2018 fiscal quarter.  The standard permits the use of either retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Inventory

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$234	$191
Work in process	586	507
Finished goods	1,008	1,012
Total	1,828	1,710
Less: allowance for inventory obsolescence	(69)	(193)
Inventory, net	$1,759	$1,517

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Machinery and equipment	$1,361	$1,357
Computer equipment	305	294
Office equipment	203	203
Leasehold improvements	756	756
Construction in progress	6	—
	2,631	2,610
Less: accumulated depreciation and amortization	(2,085)	(1,896)
Property and equipment, net	$546	$714

Depreciation expenses for the three and six months ended June 30, 2015 were $95,000 and $194,000, respectively. During the same periods in the prior year, depreciation expenses were $101,000 and $202,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. As of June 30, 2015, the total amount capitalized related to the acquired Ocata licenses was $747,000 and $2,857,000 related to the other patent acquisition costs.

Patents and patent licenses were recorded at cost of $3,604,000 and $3,367,000 at June 30, 2015 and December 31, 2014, respectively. Amortization expense for the three and six months ended June 30, 2015 was $20,000 and $52,000, respectively. Amortization expense for the three and six months ended June 30, 2014 was $16,000 and $32,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $624,000 and $572,000, respectively.

At June 30, 2015, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2015 (remaining six months)	$47
2016	83
2017	83
2018	83
2019	50
Thereafter	2,589
Total	$2,935

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2015, no revenues were realized from this agreement.

	June 30,	December 31,
	2015	2014
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of June 30, 2015, the Company is authorized to issue 720,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. In October 2014, the Company issued Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down to $8.64 and again in February 2015 further down to $6.72. Accordingly, these transactions triggered adjustments in the current conversion price of the Series B Preferred to $6.72 per share. The Series B Preferred has a priority (senior to the shares of common stock and Series H Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of June 30, 2015 and December 31, 2014, there were 300,000 shares of the Series B Preferred issued and outstanding.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 47 shares of Series D Preferred Stock (“Series D Preferred”) for total proceeds of $4,700,000 at a price of $100,000 per Series D Preferred share.

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of June 30, 2015 and December 31, 2014, there were 43 shares of the Series D Preferred issued and outstanding.

The Series D Preferred was initially convertible into shares of common stock at $37.50 per share, resulting in an initial conversion ratio of 2,667 shares of common stock for every share of Series D Preferred. The Series D Preferred has an anti-dilution clause whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series D Preferred, the conversion price of the Series D Preferred shall be adjusted downward to equal the price of the new securities. The Series D Preferred has priority over the Series A Preferred Stock, Series B Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series D Preferred.

In October 2014, the Company issued Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down to $8.64 and again in February 2015 further down to $6.72. Accordingly, these transactions triggered adjustments in the current conversion price of the Series D Preferred to $6.72.

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

The Series G Preferred was initially convertible into shares of common stock at $60.00 per share, resulting in an initial conversion ratio of 0.0167 shares of common stock for every share of Series G Preferred. The conversion price may be adjusted for stock splits and other combinations, dividends and distributions, recapitalizations and reclassifications, exchanges or substitutions and is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price.

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

As of June 30, 2015 and December 31, 2014, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In October 2014, the Company issued Series H Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down to $8.64 and again in February 2015 further down to $6.72. Accordingly, these transactions triggered an adjustment in the current conversion price and conversion ratio of the Series G Preferred to $29.6925 per share and 0.0337 shares, respectively.

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey and Ruslan Semechkin, the Company’s Chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 258,519 shares of common stock at an initial conversion price of $9.6705, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $13.8150 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million. On April 14, 2015, the Company and the holders of the Series B Warrants, issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $11.25 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing. On June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised.

The number of shares issuable upon conversion of the Series H Preferred Stock and exercise of the Series A, Series C, and Placement Agent Warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions, and pursuant to anti-dilution provisions. In addition, Purchasers have been granted rights of participation in future offerings of our securities for eighteen months from the date of the offering.

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

Subject to certain ownership limitations with respect to the Series H-1 Preferred Stock, the Series H Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $9.6705 per share. The Series H Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Series H Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series H-1 Preferred Stock having a beneficial ownership limitation, the Series H-1 Preferred Stock and Series H-2 Preferred Stock are substantially identical. The conversion price of the Series H Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of the amendment to the certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date.

The Warrants are immediately exercisable. As noted earlier above, on June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised. The exercise price of the Series A, Series C, and Placement Agent Warrants are subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of the Securities Purchase Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

H.C. Wainwright & Co. (the “Placement Agent”) acted as the exclusive placement agent for the Securities Purchase Agreement pursuant to a placement agency engagement letter, dated as of September 23, 2014, by and between the Placement Agent and the Company (the “Engagement Letter”). Upon the closing of the Securities Purchase Agreement, pursuant to the Engagement Letter, the Placement Agent received a placement agent fee of $200,000 and a warrant to purchase approximately 62,045 shares of common stock, as well as the reimbursement of fees and expenses up to $50,000. Similar to the Series A Warrant, the placement agent warrant will have an initial exercise price of $13.815 per share, be immediately exercisable and will terminate 5.5 years after the date of issuance. In addition, the Placement Agent Warrants have the same down-round protection as the Series A Warrants.

The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014 registering 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock.  Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, B, C and Placement Agent Warrants was reset at $6.72 per share.  During the six months ended June 30, 2015, the investors converted 1,104.84 shares of Series H Preferred Stock into 161,554 shares of our common stock. During year ended December 31, 2014, the investors converted 518.4 shares of Series H Preferred Stock into 60,000 shares of our common stock.

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

Common Stock Transactions

2013 S-1 July Registered Offering

See Note 9, Stock Options and Warrants, 2013 S-1 July Registered Offering and 2014 Warrant Exchange Agreements.

2014 Securities Purchase Agreements for Common Stock

On May 29, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 22,223 shares of common stock at a price of $22.50 per share, for a total purchase price of $500,000. On June 26, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 36,667 shares of common stock at a price of $15.00 per share, for a total purchase price of $550,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Ruslan Semechkin is the Company’s Chief Scientific Officer and director. On August 6, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 40,000 shares of common stock at a price of $15.00 per share, for a total purchase price of $600,000. On September 10, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Ruslan Semechkin to sell a total of 29,630 shares of common stock at a price of $13.50 per share, for a total purchase price of $400,000.

2014 Warrant Exchange Agreements

On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 297,772 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 243,699 shares of common stock and the Placement Agent Warrants to purchase 4,445 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 67,255 shares of common stock for 80,706 shares of common stock. The closing of the transaction occurred on June 16,

2014 with the issuance of the Exchange Shares. Upon settlement of the exchange transaction, there were no remaining Series A Warrants or Placement Agent Warrants outstanding. See Note 9, Stock Options and Warrants, 2014 Warrants Exchange Agreements- for detailed discussion of the accounting treatment of the Warrant Exchange transaction.

2013 Lincoln Park Capital Fund, LLC Stock Purchase Agreement

On December 10, 2013, the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to an aggregate of $10,250,000 of common stock (subject to certain limitations) from time to time through January 2017. Of the aggregate $10,250,000 of common stock that may be sold to Lincoln Park, on December 11, 2013, the Company sold 11,112 shares of common stock to Lincoln Park for an aggregate purchase price of $250,000 pursuant to the Purchase Agreement, which is referred to as the Initial Purchase. Upon execution of the Purchase Agreement, the Company paid to Lincoln Park $155,000, as a cash fee, for their commitment to purchase additional shares of common stock under the Purchase Agreement.

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

During the six months ended June 30, 2015, the Company sold 0 shares to Lincoln Park. From commencement through to June 30, 2015, the Company has sold a total of 65,778 shares of common stock to Lincoln Park for an aggregate of $1,838,000 under the Agreement. As of June 30, 2015, there remained 67,556 shares available for sale up to a total of $8,412,000 under the Purchase Agreement with Lincoln Park.

The Company may, from time to time and in its sole discretion, direct Lincoln Park to purchase shares of common stock in amounts up to 1,334 shares on any single business day so long as at least one business day has passed since the most recent purchase, which amounts may be increased to up to 2,000 shares and up to 2,667 shares, provided the closing price of the common stock exceeds a certain threshold, with a maximum limit of up to $500,000 per purchase, plus an additional “accelerated amount” under certain circumstances. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of the common stock immediately preceding the time of sale as computed under the Purchase Agreement without any fixed discount; provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $7.50 per share, subject to adjustment as provided in the Purchase Agreement.

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

Reserved Shares

At June 30, 2015, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	195,706
Options available for future grant	1,113,560
Convertible preferred stock	983,388
Warrants	579,130
2,871,784

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended June 30, 2015 and 2014, the Company recorded $35,000 in rent expense that was related to the facility lease arrangement with related parties. For the six months ended June 30, 2015 and 2014, the Company recorded $69,000 related to the same arrangement with the related party.

On May 6, 2015, the Company borrowed $262,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued a Promissory Note with an original maturity of May 15, 2015 (“Loan”). The Loan accrues interest at the annual rate of Forty-Five One-Hundredths Percent (0.45%) from the date the Loan was made until the Loan is paid in full, whether at maturity, by prepayment, or otherwise.

On May 12, 2015, to obtain funding for working capital purposes and to refinance the indebtedness incurred on May 6, 2015, the Company borrowed an additional $2,000,000 from Dr. Andrey Semechkin and issued an unsecured, non-convertible promissory note in the principal amount of $2,262,000 (the “Note”) to Dr. Andrey Semechkin in return for Dr. Semechkin (i) surrendering the note issued to him by the Company on May 6, 2015 in the principal amount of $262,000, and (ii) providing an additional $2,000,000 of funds to the Company.  Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The principal amount under the Note accrues interest at a rate of One Half of One Percent (0.50%) per annum.  The Note is due and payable August 10, 2015, but may be pre-paid by the Company without penalty at any time. See Note 12, Subsequent Events.

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

9. Stock Options and Warrants

Stock Options

The Company adopted the 2006 Equity Participation Plan (the “2006 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 100,000 shares may be granted to employees, directors and consultants under this Plan. The options granted under the 2006 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 120,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

Total stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Cost of sales	$7	$15	$14	$30
Research and development	31	73	91	143
Selling and marketing	8	12	17	23
General and administrative	46	274	220	525
	$92	$374	$342	$721

Unrecognized compensation expense related to stock options as of June 30, 2015 was $618,000, which is expected to be recognized over a weighted average period of approximately 2.35 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.00%	1.91%	1.75%	1.91%
Expected stock price volatility	0.00%	99.72%	93.54%	99.72%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	0.0 years	6.1 years	6.1 years	6.1 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	106,856	$168.00
Granted	42,160	$21.00
Exercised	—	$—
Canceled or expired	(6,886)	$79.50
Outstanding at December 31, 2014	142,130	$129.00
Granted	10,160	$9.00
Exercised	—	$—
Canceled or expired	(7,315)	$22.50
Outstanding at June 30, 2015	144,975	$126.00	6.16 years	$—
Vested and expected to vest at June 30, 2015	138,818	$130.50	6.03 years	$—
Exercisable at June 30, 2015	101,130	$171.00	4.94 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	50,729	$93.00
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	—
Outstanding at December 31, 2014	50,729	$93.00
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at June 30, 2015	50,729	$93.00	4.37 years	$—

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2013	967	$34.50
Granted	7,309	$25.50
Vested	(7,309)	$27.00
Forfeited	—	$—
Unvested at December 31, 2014	967	$24.00
Granted	6,301	$7.50
Vested	(6,601)	$6.00
Forfeited	—	$—
Unvested at June 30, 2015	667	$9.00

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the six months ended June 30, 2015 and 2014 was approximately $64,000 and $91,000, respectively. The Company recognized approximately $30,000 and $46,000 of stock-based compensation expense related to the restricted stock awards for the three months ended June 30, 2015 and 2014, respectively. Additionally, during the six months ended June 30, 2015 and 2014, the Company recognized approximately $55,000 and $85,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of June 30, 2015, total unrecognized compensation costs related to unvested awards was approximately $1,000, which is expected to be recognized over a weighted-average period of approximately 0.36 years.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2014 and June 30, 2015 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at June 30, 2015: for Series A Warrants and the Placement Agent Warrants, stock price of $6.45 and warrant exercise price of $6.72 as of the valuation date; the Company’s historical stock price volatility of 81.9%; risk free interest rate on U.S. treasury notes of 1.55%; warrant expiration of 4.79 years; and a zero dividend rate, for Series C Warrants, stock price of $6.45 and warrant exercise price of $6.72 as of the valuation date; the Company’s historical stock price volatility of 81.9%; risk free interest rate on U.S. treasury notes of 0.01%; warrant expiration of 0.29 years; and a zero dividend rate,; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $6.72 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series H Preferred shares, Series A, Series B and Series C Warrants by $1,779,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $2,299,000, $841,000, $1,139,000 and $552,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,831,000. On April 14, 2015, the Company and the holders of the Series B Warrants issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $11.25 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing. As a result of this modification, the Company recorded a net change in fair value of warrant liability gain of $388,000. During the three and six months ended June 30, 2015, the Company recorded a net change in fair value of warrant liability gain of $1.7 million and $2.4 million, respectively in the condensed consolidated statements of operations.

Series B Warrant Exercises - During the year ended December 31, 2014, the Company received net proceeds of $339,506 upon the exercise of 39,295 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. During the six months ended June 30, 2015, the Company received net proceeds of $83,388 upon the exercise of 12,409 of the Series B Warrants by, Dr. Ruslan Semechkin, the Company’s Chief Scientific Officer and director. On June 20, 2015, the remaining unexercised outstanding Series B Warrants of 206,815 shares expired.

Series C Warrant Exercises - During the six months ended June 30, 2015, the Company received net proceeds of $347,448 upon the exercise of 51,704 of the Series C Warrants by, Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively.

Series A, C and Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, B, C and Placement Agent Warrants was reset at $6.72 per share.

Warrants Issued with Common Stock

2013 Securities Purchase Agreements for Common Stock

In conjunction with the Company’s sale of 67,500 shares of common stock on January 22, 2013, the Company issued warrants convertible into 33,750 shares of common stock at an exercise price of $30.00 per share. The warrants have a five-year term. These warrants are held by Dr. Andrey Semechkin and Dr. Simon Craw, the Company’s Co-Chairman and Chief Executive Officer and the Company’s Former Executive Vice President Business Development, respectively.

On March 12, 2013 the Company issued warrants convertible into 16,667 shares of common stock in conjunction with the sale of 33,334 shares of common stock. These warrants have a five-year term and an exercise price of $30.00 per share. Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer is the holder of 1,667 of these warrants.

2013 S-1 July Registered Offering

On July 24, 2013 the Company sold 20,000,000 Units, with each Unit consisting of 0.0067 share of common stock and 0.0067 Series A Warrant. The Series A Warrants were convertible into 133,334 shares of common stock at an exercise price of $22.50 per share. The warrants have a five year term and were immediately exercisable. In addition, the Company issued 133,334 Series B Warrants each to purchase one Unit. The Series B Warrants were immediately exercisable at an initial exercise price of $22.50 per Unit, subject to adjustment and expired on October 24, 2013. The Units issuable upon exercise of the Series B Warrants consisted of 133,334 shares of common stock and 133,334 Series A Warrants, which were convertible into an additional 133,334 shares of common stock at an exercise price of $22.50 per share. All Series A Warrants had an expiration date of the fifth anniversary of the transaction close, July 24, 2018, regardless of the date the Series A Warrants were issued. See the 2014 Warrant Exchange Agreements - discussed below.

On July 19, 2013, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable best efforts basis for the Offering. The Company paid the Placement Agent a cash fee equal to 5% of the gross proceeds from the Offering and reimbursed the Placement Agent for its reasonable out-of-pocket expenses of $75,000. The Company also issued 4,445 Placement Agent Warrants to purchase Units equal to 5% of the aggregate number of Units issued in the Offering (other than the Units issued to Andrey Semechkin and Ruslan Semechkin). The Placement Agent Warrants had substantially the same terms as the Series B Warrants, except that the Placement Agent Warrants (i) had an exercise price of $22.50 per Unit, subject to adjustments similar to those applicable to the Series A Warrants, (ii) had a term of five years, (iii) provided for a cashless exercise, and (iv) otherwise comply with the requirements of the Financial Institutions Regulatory Authority, Inc. (FINRA). The Company also agreed to pay the Placement Agent a cash solicitation fee equal to 5% of the gross proceeds received by the Company upon the exercise of the Series B Warrants under certain circumstances. See the 2014 Warrant Exchange Agreements - discussed below.

Series A and B Warrant Exercises - There were no warrant exercises during the year ended December 31, 2014.

2014 Warrant Exchange Agreements – On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 297,772 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 243,699 shares of common stock and the Placement Agent Warrants to purchase 4,445 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Ruslan Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 67,255 shares of common stock for 80,706 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares.

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

As of June 30, 2015 and December 31, 2014, there were 0 Series A Warrants and 0 Placement Agent Warrants outstanding.

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, vesting over four quarters, and a warrant term of five years. As of June 30, 2015 and December 31, 2014, there were 1,334 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through June 30, 2015 were as follows:

	Common Stock	Units	Common Stock				Common Stock				Price per Warrant
	July 2013 Financing		October 2014 Financing									Weighted
		Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2013	243,699	4,445	—	—	—	—	1,334	33,750	16,667	299,895	$22.50-300.00	$25.00
2014
Issued			258,519	258,519	258,519	62,045				837,602	$8.00	$9.00
Exchanged	(243,699)	(4,445)								(248,144)	$22.00	$22.00
Exercised				(39,295)						(39,295)	$8.00	$8.00
Forfeited/Cancelled										—	—	—
Outstanding, December 31, 2014	—	—	258,519	219,224	258,519	62,045	1,334	33,750	16,667	850,058	$9.00-300.00	$10.00
2015
Issued										—	$—	$—
Exchanged										—	$—	$—
Exercised				(12,409)	(51,704)					(64,113)	$6.00-9.00	$6.00
Forfeited/Cancelled				(206,815)						(206,815)	$12.00	$12.00
Outstanding, June 30, 2015	—	—	258,519	—	206,815	62,045	1,334	33,750	16,667	579,130	$6.00-300.00	$9.00

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

The Company incurred rent expense of $69,000 and $79,000 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred rent expense of $142,000 and $158,000, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2015, are as follows (in thousands):

Amount
2015 (remaining six months)	$184
2016	104
2017	5
Total	$293

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $3,000 and $10,000 as commission expenses during the three months ended June 30, 2015 and 2014, respectively, under the terms of this agreement. For six months ended June 30, 2015 and 2014, the commission expenses incurred under this agreement was $8,000 and $23,000, respectively.

Customer Concentration

During the three and six months ended June 30, 2015 for the Biomedical market segment, one customer accounted for 22% and 18% of consolidated revenues, respectively. During the three and six months ended June 30, 2014 for the Biomedical market segment, one customer accounted for 19% and 20% of our consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for any period presented.

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

Lifeline Cell Technology, LLC for the Biomedical Market, which develops, manufactures and commercializes primary human cell research products including over 160 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Cosmeceutical market	$884	$746	$1,725	$1,549
Biomedical market	931	842	1,712	1,688
Total revenues	1,815	1,588	3,437	3,237
Operating expenses:
Therapeutic market	1,316	2,388	3,552	4,608
Cosmeceutical market	777	785	1,489	1,573
Biomedical market	659	658	1,299	1,364
Total operating expenses	2,752	3,831	6,340	7,545
Operating income (loss):
Therapeutic market	(1,316)	(2,388)	(3,552)	(4,608)
Cosmeceutical market	107	(39)	236	(24)
Biomedical market	272	184	413	324
Total operating loss	$(937)	$(2,243)	$(2,903)	$(4,308)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland and California, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
North America	$1,470	$1,318	$2,770	$2,667
Asia	269	162	482	340
Europe	70	101	160	210
All other regions	6	7	25	20
Total	$1,815	$1,588	$3,437	$3,237

12. Subsequent Events

On July 29, 2015, the Company completed a 1:150 reverse stock split of its common stock. Every 150 shares of the Company’s issued and outstanding pre-reverse stock split common stock was automatically converted into one issued and outstanding share of post-reverse split common stock, with no change in par value per share.  Stockholders received an additional share of post-reverse split common stock in lieu of any fractional shares.

The reverse stock split affected all shares of the Company’s common stock outstanding, as well as the number of shares of common stock available for issuance under the Company’s Equity Participation Plans.  The reverse stock split proportionally reduced the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding, with corresponding increases in the conversion or exercise prices of those securities. In addition, pursuant to the Certificate of Designation of Preferences Rights and Limitations of the Company’s Series H Preferred Stock, upon the effectiveness of the reverse stock split, the conversion price of the Series H Preferred Stock was automatically reduced to $1.7933 per share (adjusted for the 1:150 reverse stock split).

On August 10, 2015, to obtain funding for working capital purposes and to refinance the indebtedness incurred on May 12, 2015, the Company issued an unsecured, non-convertible promissory note in the principal amount of $2,562,000 (the “Note”) to Dr. Andrey Semechkin in return for Dr. Semechkin (i) surrendering the note issued to him by the Company on May 12, 2015 in the principal amount of $2,262,000, and (ii) providing an additional $300,000 of funds to the Company.  Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The principal amount under the Note accrues interest at a rate of One Half of One Percent (0.50%) per annum.  The Note is due and payable September 10, 2015, but may be pre-paid by the Company without penalty at any time.

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

Business Overview

We have generated product revenues from our two commercial businesses of $3.4 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 160 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Revenues

Revenue for the three months ended June 30, 2015, totaled $1.8 million, compared to $1.6 million for the three months ended June 30, 2014. LCT contributed $931,000 or 51% of total revenue for the three months ended June 30, 2015, compared to $842,000 or 53% for the three months ended June 30, 2014. The increase of $89,000 or 11% in LCT’s revenue for 2015 was driven primarily by higher sales of media and custom products. LSC’s revenue of $884,000 for the three months ended June 30, 2015 accounted for 49% of total revenue, compared to $746,000 or 47% of total revenue for the three months ended June 30, 2014. The increase of $138,000 or 18% in LSC’s revenue consists primarily of an increase of $186,000 in professional and international sales, offset by a decrease of $48,000 in e-commerce sales.

Revenue for the six months ended June 30, 2015, totaled $3.4 million, compared to $3.2 million for the six months ended June 30, 2014. LCT contributed $1.7 million or 50% of total revenue for the six months ended June 30, 2015, compared to $1.7 million or 52% for the six months ended June 30, 2014. A $25,000 increase in LCT’s revenue for 2015 consists primarily of a $94,000 decrease in sales to OEM customers, offset by $119,000 increase in sales of cells, media and custom products. LSC’s revenue of $1.7 million for the six months ended June 30, 2015 accounted for 50% of total revenue, compared to $1.5 million or 48% of total revenue for the six months ended June 30, 2014. The increase of $176,000 or 11% in LSC’s revenue consists primarily of an increase of $351,000 in professional and international sales, offset by a decrease of $176,000 in e-commerce sales.

Cost of sales

Cost of sales for the three months ended June 30, 2015 was $516,000 or 28% of revenue, compared to $409,000 or 26% of revenue for the three months ended June 30, 2014.  While our overall cost of sales as a percentage of revenue stayed relatively stable, LCT’s cost of sales decreased approximately 4% and LSC’s cost of sales increased approximately 10% as a percentage of sales. LCT’s cost of sales for the three months ended June 30, 2015 was $320,000 or 34% of sales, compared to $317,000 or 38% of sales for the three months ended June 30, 2014.  The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the three months ended June 30, 2015, compared to the corresponding period in 2014.  LSC’s cost of sales was $196,000 or 22% of sales for the three months ended June 30, 2015, compared to $91,000 or 12% of sales for the three months ended June 30, 2014.  The $105,000 increase in cost of sales for LSC is primarily attributable to a shift in our sales channel mix, with an increase in sales of professional and international sales which typically have higher cost of sales and a decrease in sales of e-commerce sales which typically have lower cost of sales. In addition, approximately $23,000 of this increase is due to increased allowance and/or write off of obsolete inventory.

Cost of sales for the six months ended June 30, 2015 was $934,000 or 27% of revenue, compared to $848,000 or 26% of revenue for the six months ended June 30, 2014.  While our overall cost of sales as a percentage of revenue stayed relatively stable, LCT’s cost of sales decreased approximately 4% and LSC’s cost of sales increased approximately 7% as a percentage of sales. LCT’s cost of sales for the six months ended June 30, 2015 was $615,000 or 36% of sales, compared to $676,000 or 40% of sales for the six months ended June 30, 2014.  The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the six months ended June 30, 2015, compared to the corresponding period in 2014.  LSC’s cost of sales was $319,000 or 19% of sales for the six months ended June 30, 2015, compared to $172,000 or 11% of sales for the six months ended June 30, 2014.  The $147,000 increase in cost of sales for LSC is primarily attributable to a shift in our sales channel mix, with an increase in sales of professional and international sales which typically have higher cost of sales and a decrease in sales of e-commerce sales which typically have lower cost of sales. In addition, approximately $27,000 of this increase is due to increased allowance and/or write off of obsolete inventory.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $567,000 for the three months ended June 30, 2015, compared to $1.41 million for the same period in 2014. The decrease of $844,000 or 60% is primarily due to decreased stem cell line research and preclinical testing expenses of $737,000, a reduction in employee-related spending of $70,000, decreased material and supply costs of $53,000, partially offset by increased consulting costs of $21,000.

Research and development expenses were $1.68 million for the six months ended June 30, 2015, compared to $2.37 million for the same period in 2014. The decrease of $684,000 or 29% is primarily due to decreased stem cell line research and preclinical testing expenses of $472,000, reduction in employee-related spending of $133,000, decreased material and supply costs of $112,000, partially offset by increased consulting costs of $18,000 and increased general lab supplies and materials costs of $13,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. We have experienced decreased R&D expenditures in 2015 as a result of the completion of pre-clinical studies.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended June 30, 2015 were $602,000, compared to $679,000 in the three months ended June 30, 2014.  The decrease of $77,000 or 11% was primarily due to lower website support costs of $58,000, marketing materials, samples and printing costs of $57,000, travel costs of $23,000, tradeshow costs of $21,000, investor relations costs of $17,000, partially offset by higher consulting and creative services costs of $42,000, advertising expenses of $22,000, logistics costs of $21,000, and commission costs $11,000.

Selling and marketing expenses for the six months ended June 30, 2015 were $1.26 million, compared to $1.35 million in the six months ended June 30, 2014.  The decrease of $92,000 or 7% was primarily due to lower marketing materials, samples and printing costs of $87,000, website support costs of $79,000, investor relations costs of $30,000, tradeshow costs of $28,000, travel costs of $20,000, and stock based compensation expenses of $5,000, partially offset by higher advertising expenses of $47,000, consulting and creative services costs of $45,000, employee-related spending of $36,000, and logistics costs of $30,000.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $1.07 million, reflecting a decrease of $265,000 or 20%, compared to $1.33 million for the same period in 2014. The decrease is primarily attributable to decreases in stock based compensation expense of $228,000, employee related costs of $75,000, investor relations related costs of $66,000, temporary service fees of $37,000, stock for services costs of $13,000, and building rent, repairs and maintenance costs of $15,000. The decreases were partially offset by increases in consulting expense of $92,000, patent impairment expense of $46,000, and filing fees of $13,000.

General and administrative expenses for the six months ended June 30, 2015 were $2.46 million, reflecting a decrease of $515,000 or 17%, compared to $2.98 million for the same period in 2014. The decrease is primarily attributable to decreases in stock based compensation costs of $305,000, investor relations related costs of $201,000, temporary service fees of $131,000, employee related costs of $114,000, stock for services expenses of $26,000, and building rent, repairs and maintenance costs of $20,000 . The decreases were partially offset by increases in consulting expense of $114,000, accounting fees of $68,000, patent impairment expense of $62,000, filing fees of $35,000.

Other Income/Expense

Other income was $1.66 million for the three months ended June 30, 2015, compared to other expense of $2.17 million for the same period in 2014, mainly due to income of $1.70 million from the reduction in the fair value of warrants from the October 2014 financing transaction.

Other income was $2.34 million for the six months ended June 30, 2015, compared to other expense of $1.54 million for the same period in 2014, mainly due to income of $2.38 million from the reduction in the fair value of warrants from the October 2014 financing transaction.

Liquidity and Capital Resources

As of June 30, 2015, our cash and cash equivalents totaled $554,000, compared to $1.1 million as of December 31, 2014. At June 30, 2015, we had a working capital deficit of $2.8 million, compared to a $3.2 million deficit as of December 31, 2014. The $460,000 decrease in working capital deficit is primarily due to $2.3 million increase in related party payable to support the ongoing operations of the Company, $557,000 decrease in cash and cash equivalents, $92,000 decrease in accounts receivable, partially offset by approximately $490,000 decrease in accounts payable and accrued liabilities, $2.6 million decrease in the fair value of the warrant liability related to our October 2014 Securities Purchase Agreement, $242,000 increase in inventory and $89,000 increase in prepaid and other current assets.

Operating Cash Flows

Net cash used in operating activities was $2.89 million for the six months ended June 30, 2015, compared to $3.36 million for the corresponding period in 2014. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $2.2 million in the six months ended June 30, 2015, compared to $3.2 million for the same period in 2014. Additional factors include the decrease in accounts payable and accrued liabilities of $490,000.

Investing Cash Flows

Net cash used in investing activities was $362,000 for the six months ended June 30, 2015, compared to $558,000 in the same period in 2014. The decrease was primarily the result of lower payments for capital expenditure of $197,000.

Financing Cash Flows

Net cash provided by financing activities was $2.69 million for the six months ended June 30, 2015, compared to $2.42 million in the same period in 2014. Approximately $2.26 million was received during the second quarter of 2015 from a bridge loan from a related party with an original maturity of August 10, 2015 and $431,000 was received during the first quarter of 2015 from exercises of warrants from the October 2014 financing transaction. Approximately $1.42 million of the net proceeds of $2.42 million received in 2014 was attributable to the issuance of 54,667 shares of common stock, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013. The additional net proceeds of $1.1 million were received from the sale of 58,889 shares to Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Ruslan Semechkin, our Chief Scientific Officer and a director. The shares were offered and sold to the purchasers in a private placement transaction.

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the condensed consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2015 and beyond;
●	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
●	scientific progress in our research and development programs;
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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the quarter ended June 30, 2015, our average burn rate was approximately $481,000 per month, excluding capital expenditures and patent costs averaging $60,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through 2015. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement entered into in connection with the private placement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at June 30, 2015, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During the six months ended June 30, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate for the quarter ended June 30, 2015 was approximately $481,000 per month excluding capital expenditures and patent costs averaging $60,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

We estimate that governmental funding, either directly or indirectly (through sponsorship of academic research), comprises approximately 40% of the market for basic and applied research in biological sciences, which is the target market for our LCT research products. The U.S. Government is considering (and has implemented in the recent past) significant changes in government spending and other governmental programs, which in the recent past involved several automatic spending cuts being implemented. There are many variables in how these laws could be implemented in the future that make it difficult to determine specific impacts on our customers, and we are unable to predict the impact that future automatic spending cuts would have on funding our customers receive and resulting sales of our LCT products. Additionally, U.S. Governmental programs are subject to annual congressional budget authorization and appropriation processes. However, whether through the automatic cuts or other decisions, long-term funding for certain programs in which our research product customers participate may be reduced, delayed or cancelled. In the event that governmental funding for any of our research product customers is reduced or delayed, our sales to those customers would likely suffer, which could have a material adverse effect on our results of operations. Further, currently the U.S. government, through National Institute of Health appropriations restrictions, prevents federal funding to be used to create new embryonic and parthenogenetic stem cells, so access to grants from the NIH are limited, which may adversely affect our partnering opportunities and internal therapeutic product development initiatives.

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

During the six months ended June 30, 2015, we derived approximately 22% of our revenues from one customer.*

During the six months ended June 30, 2015, one customer accounted for 22% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of June 30, 2015, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Ruslan Semechkin, Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 54% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series H-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of June 30, 2015. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Ruslan Semechkin may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series H-1 and Series H-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $6.72 to $29.6925 per share as of June 30, 2015). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On October 7, 2014, we entered into the Securities Purchase Agreement with two institutional investors and Andrey and Ruslan Semechkin, the Company’s Chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, pursuant to which Purchasers purchased 2,500 shares of Series H Convertible Preferred Stock initially convertible into approximately 258,519 shares of our common stock, in addition to Series A, B, and C Warrants for approximately 775,557 shares of our common stock, the Series A Warrants being exercisable for 5 and 1 / 2 years from the date of issuance. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At June 30, 2015, there were 579,130, warrants, for which we have reserved 579,130 shares of common stock, and 151,858 vested and 43,848 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company issued 77,078 shares of common stock to holders of its Series H-1 Convertible Preferred Stock upon conversion of a portion of the shares of Series H-1 Convertible Preferred Stock in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

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

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014, File No. 000-51891).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015, File No. 000-51891).
3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).
4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
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

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.13	Form of Amendment to Series B Warrants incorporated by reference to Exhibit 4.13 of the Registrant’s Form 10-Q filed on May 11, 2015).
10.1	Promissory Note dated May 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 8, 2015).
10.2	Note dated May 12, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 8, 2015).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.*

Exhibit	Description
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: August 13, 2015
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SARINA MASON
	Name:	Sarina Mason
	Title:	Director of Accounting and Finance (Acting Principal Financial and Accounting Officer)