Form 10-Q
period 2015-09-30
International Stem Cell CORP
filed 2015-11-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 9, 2015 the Registrant had 2,455,401 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Cash and cash equivalents	$599	$1,111
Accounts receivable, net of allowance for doubtful accounts of $18 and $19 at September 30, 2015 and December 31, 2014, respectively	615	453
Inventory, net	1,874	1,517
Prepaid expenses and other current assets	505	485
Restricted cash	-	50
Total current assets	3,593	3,616
Property and equipment, net	459	714
Intangible assets, net	3,121	2,795
Deposits and other assets	57	54
Total assets	$7,230	$7,179
Liabilities and Stockholders' Equity
Accounts payable	$526	$670
Accrued liabilities	1,373	1,711
Related party payable	2,893	11
Advances	250	250
Fair value of warrant liability	1,354	4,216
Total current liabilities	6,396	6,858
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding, with liquidation preferences of $435 and $421 at September 30, 2015 and December 31, 2014, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series H-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 0 and 1,482 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Series H-2 Convertible Preferred stock, $0.001 par value, 500 shares authorized, issued and outstanding	—	—
Common stock, $0.001 par value, 720,000,000 shares authorized, 2,147,773 and 1,596,195 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (1)	2	2
Additional paid-in capital	96,679	95,063
Accumulated deficit	(95,852)	(94,749)
Total stockholders' equity	834	321
Total liabilities and stockholders' equity	$7,230	$7,179

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Product sales	$2,136	$1,963	$5,573	$5,200
Total revenue	2,136	1,963	5,573	5,200
Expenses
Cost of sales	565	518	1,499	1,366
Research and development	508	1,392	2,193	3,761
Selling and marketing	712	745	1,968	2,093
General and administrative	973	1,342	3,438	4,322
Total expenses	2,758	3,997	9,098	11,542
Loss from operating activities	(622)	(2,034)	(3,525)	(6,342)
Other income (expense)
Change in fair value of warrant liability	87	—	2,468	1,894
Warrant exchange inducement expense	—	—	—	(3,445)
Miscellaneous	—	(8)	—	(8)
Interest expense	(4)	—	(7)	(2)
Warrant modification expense	—	—	(40)	—
Sublease income	—	8	1	24
Total other income (expense), net	83	—	2,422	(1,537)
Loss before income taxes	(539)	(2,034)	(1,103)	(7,879)
Provision for income taxes	—	—	—	—
Net loss	$(539)	$(2,034)	$(1,103)	$(7,879)
Net loss applicable to common stockholders	$(539)	$(2,034)	$(1,103)	$(7,879)
Net loss per common share-basic (1)	$(0.27)	$(1.40)	$(0.61)	$(6.53)
Net loss per common share-diluted (1)	$(0.28)	$(1.40)	$(1.69)	$(6.53)
Weighted average shares-basic (1)	1,962	1,456	1,801	1,207
Weighted average shares-diluted (1)	2,218	1,456	2,117	1,207

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2014 and the Nine months ended September 30, 2015

(in thousands)

(2015 Unaudited)

	Convertible
	Redeemable				Convertible Preferred Stock
	Series G		Common
	Preferred Stock		Stock		Series B		Series D		Series G
	Shares	Amount	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,000	$4,941	1,008	$1	300	$—	—	$—	—	$—
Issuance of common stock
For cash, net of issuance costs of $169			184	—
For services			7	—
From exercises of warrants			39	—
For warrant exchange, net of issuance costs of $49			298	1
Issuance of preferred stock
Conversion of Series H-1 preferred stock			60	—
Stock-based compensation
Waiver of redemption feature for Series G preferred stock	(5,000)	(4,941)							5,000	5
Net loss for the period ended December 31, 2014
Balance at December 31, 2014	—	—	1,596	2	300	—	—	—	5,000	5
Issuance of common stock
For services			12	—
From exercises of warrants			170	—
For fractional shares rounding up due to reverse stock split			6	—
Conversion of Series H-1 preferred stock			364	—
Warrant modification
Stock-based compensation
Net loss for the period ended September 30, 2015
Balance at September 30, 2015	—	$—	2,148	$2	300	$—	—	$—	5,000	$5

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Preferred Stock
					Additional		Total
	Series H-1		Series H-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	—	$—	—	$—	$78,047	$(82,271)	$(4,223)
Issuance of common stock
For cash, net of issuance costs of $169					3,600		3,600
For services					191		191
From exercises of warrants					444		444
For warrant exchange, net of issuance costs of $49					6,427		6,428
Issuance of preferred stock	2	—	—	—			—
Conversion of Series H-1 preferred stock	(1)	—			—		—
Stock-based compensation					1,418		1,418
Waiver of redemption feature for Series G preferred stock					4,936		4,941
Net loss for the period ended December 31, 2014						(12,478)	(12,478)
Balance at December 31, 2014	1	—	—	—	95,063	(94,749)	321
Issuance of common stock
For services					80		80
From exercises of warrants					996		996
For fractional shares rounding up due to reverse stock split					—		—
Conversion of Series H-1 preferred stock	(1)	—			—		—
Warrant modification					40		40
Stock-based compensation					500		500
Net loss for the period ended September 30, 2015					—	(1,103)	(1,103)
Balance at September 30, 2015	—	$—	—	$—	$96,679	$(95,852)	$834

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine
	Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,103)	$(7,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	349
Stock-based compensation expense	500	1,212
Common stock issued for services	80	139
Change in fair value of warrant liability	(2,468)	(1,894)
Warrant exchange inducement expense	—	3,445
Warrant modification expense	40	—
Allowance for bad debt	(1)	—
Allowance for inventory obsolescence	(108)	30
Loss on disposal of fixed assets	—	8
Impairment of intangible assets	99	39
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(161)	(158)
(Increase) decrease in inventory	(249)	(194)
(Increase) decrease in prepaid assets and other assets	(20)	299
(Increase) decrease in restricted cash	50	—
(Increase) decrease in deposits	(3)	(24)
Increase (decrease) in accounts payable	(144)	184
Increase (decrease) in accrued liabilities	(338)	9
Increase (decrease) in deferred revenue	—	(3)
Increase (decrease) in related party payable	20	(16)
Net cash used in operating activities	(3,446)	(4,454)
Investing activities
Purchases of property and equipment	(32)	(262)
Proceeds from sale of property and equipment	—	1
Payments for patent licenses and trademarks	(498)	(485)
Net cash used in investing activities	(530)	(746)
Financing activities
Proceeds from a bridge loan from a related party	2,862	—
Proceeds from issuance of common stock	—	3,646
Proceeds from exercise of warrants	602	—
Payment of offering costs	—	(218)
Net cash provided by financing activities	3,464	3,428
Net decrease in cash and cash equivalents	(512)	(1,772)
Cash and cash equivalents, beginning of period	1,111	2,243
Cash and cash equivalents, end of period	$599	$471
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Warrant liability reclassified to equity upon warrant exchange	—	$3,031

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

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets cosmetic products, utilizing an extract derived from the Company’s human parthenogenetic stem cell technologies.

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which will conduct clinical trials in Australia for the use of human parthenogenetic stem cells (hpSCs) in the treatment of Parkinson’s disease.

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $383,000 per month, excluding capital expenditures and patent costs averaging $59,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations through September 30, 2016. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2014.

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

Restricted Cash

Prior to July 2015, the Company was required to maintain $50,000 in a restricted certificate of deposit account in order to fully collateralize two revolving credit card accounts. In July 2015, after closing the collateralized credit card accounts, the Company received full reimbursement of the $50,000 and is no longer required to maintain any restricted cash.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts totaling $18,000 and $19,000, respectively.            .

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $3,766,000 and $3,367,000 at September 30, 2015 and December 31, 2014, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $0 of impairments on its long-lived assets during the three months ended September 30, 2015 and 2014. The Company recognized $99,000 and $39,000 of impairments on its long-lived assets during the nine months ended September 30, 2015 and 2014, respectively.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 52% of total revenue during the nine months ended September 30, 2015 and 2014. LSC contributed 48% of total revenue during the nine months ended September 30, 2015 and 2014.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the nine months ended September 30, 2015 as compared to the years ended December 31, 2014 and 2013. At September 30, 2015 and December 31, 2014, the estimated allowance for sales returns was $10,000. At September 30, 2015 and December 31, 2014, net deferred revenue totaled $0.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of September 30, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$1,354	$—	$—	$1,354

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2014 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$4,216	$—	$—	$4,216

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2013	$4,925
Issuances of warrants	4,831
Exercise of warrants	(104)
Adjustments to estimated fair value	(2,405)
Warrants exchanged for common stock	(3,031)
Ending balance at December 31, 2014	4,216
Exercise of warrants	(394)
Adjustments to estimated fair value	(2,468)
Ending balance at September 30, 2015	$1,354

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, allowance for sales returns and doubtful accounts, and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options, as well as the Monte-Carlo valuation method for certain warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2015 and December 31, 2014 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2015, there were 0 non-vested restricted stock awards, 178,887 vested and 72,652 non-vested stock options outstanding, and 473,130 warrants outstanding; and at September 30, 2014, there were 2,060 non-vested restricted stock awards, 51,750 shares issuable upon exercise of warrants, and 138,467 vested and 42,482 non-vested stock options outstanding. These restricted stock awards, stock options and warrants, other than certain in-the-money warrants at September 30, 2015, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Warrants exercisable into 421,379 common shares were considered dilutive at September 30, 2015 and were included in the diluted loss per share calculation.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the three and nine months ended September 30, 2015 and 2014.

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

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which states that an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  ASU No. 2015-11 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company will be its 2017 fiscal quarter.  The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

2. Inventory

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$239	$191
Work in process	691	507
Finished goods	1,029	1,012
Total	1,959	1,710
Less: allowance for inventory obsolescence	(85)	(193)
Inventory, net	$1,874	$1,517

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Machinery and equipment	$1,361	$1,357
Computer equipment	315	294
Office equipment	203	203
Leasehold improvements	756	756
Construction in progress	2	—
	2,637	2,610
Less: accumulated depreciation and amortization	(2,178)	(1,896)
Property and equipment, net	$459	$714

Depreciation expenses for the three and nine months ended September 30, 2015 were $93,000 and $287,000, respectively. During the same periods in the prior year, depreciation expenses were $101,000 and $302,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. As of September 30, 2015, the total amount capitalized related to the acquired Ocata licenses was $747,000 and $3,019,000 related to the other patent acquisition costs.

Patents and other intangible assets were recorded at cost of $3,766,000 and $3,367,000 at September 30, 2015 and December 31, 2014, respectively. Amortization expense for the three and nine months ended September 30, 2015 was $21,000 and $73,000, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $16,000 and $47,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $645,000 and $572,000, respectively.

At September 30, 2015, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2015 (remaining three months)	$26
2016	83
2017	83
2018	83
2019	50
Thereafter	2,750
Total	$3,075

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2015, no revenues were realized from this agreement.

	September 30,	December 31,
	2015	2014
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of September 30, 2015, the Company is authorized to issue 720,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. In October 2014, the Company issued Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down to $8.64, again in February 2015 down to $6.72, and again in August 2015 further down to $1.79. Accordingly, these transactions triggered adjustments in the current conversion price of the Series B Preferred to $1.79 per share. The Series B Preferred has a priority (senior to the shares of common stock and Series H Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of September 30, 2015 and December 31, 2014, there were 300,000 shares of the Series B Preferred issued and outstanding.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 47 shares of Series D Preferred Stock (“Series D Preferred”) for total proceeds of $4,700,000 at a price of $100,000 per Series D Preferred share.

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern (formerly Ruslan Semechkin), Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of September 30, 2015 and December 31, 2014, there were 43 shares of the Series D Preferred issued and outstanding.

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

In October 2014, the Company issued Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down to $8.64, again in February 2015 down to $6.72, and again in August 2015 further down to $1.79. Accordingly, these transactions triggered adjustments in the current conversion price of the Series D Preferred to $1.79.

Series G Preferred Stock

On March 9, 2012, the Company entered into a Series G Preferred Stock Purchase Agreement (the “Series G Agreement”) with AR Partners, LLC (the “Purchaser”) to sell 5,000,000 shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Dr. Russell Kern, Chief Scientific Officer and a director.

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

The Company determined that the Series G Preferred had a contingent redemption feature allowing redemption by the holder under only some very limited circumstances (“deemed liquidation events”). As the event that may trigger the redemption of the convertible preferred stock was not solely within the Company’s control, the convertible preferred stock was classified as mezzanine equity (outside of permanent equity) on the Company’s condensed consolidated balance sheet upon issuance. Additionally, legal costs related to the Series G Preferred financing in the amount of $59,000 were recorded in the mezzanine equity as well. On December 31, 2014, the Company entered into a Waiver Agreement with all of the holders of its Series G Preferred Stock, whereby the holders irrevocably and unconditionally waived all rights they held to require the Company to redeem any or all shares of the Series G Preferred Stock and to receive any payments and any other rights accruing to them by reason of the failure of the Company to redeem shares of Series G Preferred Stock, pursuant to the terms of the Series G Certificate of Designation. Holders of Series G Preferred Stock are Dr. Andrey Semechkin and Dr. Russell Kern, each of whom is a director and executive officer of the Company, and affiliated entities of Dr. Andrey Semechkin and Dr. Russell Kern. Subsequent to the signing of the Waiver Agreement, the Series G Preferred Stock is classified within permanent equity on the Company’s condensed consolidated balance sheet.

As of September 30, 2015 and December 31, 2014, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In October 2014, the Company issued Series H Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down to $8.64, again in February 2015 down to $6.72, and again in August 2015 further down to $1.79. Accordingly, these transactions triggered an adjustment in the current conversion price and conversion ratio of the Series G Preferred to $23.8103 per share and 0.0420 shares, respectively.

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey and Russell Kern, the Company’s Chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 258,519 shares of common stock at an initial conversion price of $9.6705, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $13.8150 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million. On April 14, 2015, the Company and the holders of the Series B Warrants, issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $11.25 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing. On June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised.

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

Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, C and Placement Agent Warrants was reset at $1.79 per share.  During the nine months ended September 30, 2015, the investors converted 1,481.60 shares of Series H Preferred Stock into 364,290 shares of our common stock. During year ended December 31, 2014, the investors converted 518.4 shares of Series H Preferred Stock into 60,000 shares of our common stock.

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

Common Stock Transactions

2013 S-1 July Registered Offering

See Note 9, Stock Options and Warrants, 2013 S-1 July Registered Offering and 2014 Warrant Exchange Agreements.

2014 Securities Purchase Agreements for Common Stock

On May 29, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 22,223 shares of common stock at a price of $22.50 per share, for a total purchase price of $500,000. On June 26, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 36,667 shares of common stock at a price of $15.00 per share, for a total purchase price of $550,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Russell Kern is the Company’s Chief Scientific Officer and director. On August 6, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 40,000 shares of common stock at a price of $15.00 per share, for a total purchase price of $600,000. On September 10, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 29,630 shares of common stock at a price of $13.50 per share, for a total purchase price of $400,000.

2014 Warrant Exchange Agreements

On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 297,772 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 243,699 shares of common stock and the Placement Agent Warrants to purchase 4,445 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Russell Kern, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 67,255 shares of common stock for 80,706 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares. Upon settlement of the exchange transaction, there were no remaining Series A Warrants or Placement Agent Warrants outstanding. See Note 9, Stock Options and Warrants, 2014 Warrants Exchange Agreements- for detailed discussion of the accounting treatment of the Warrant Exchange transaction.

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

During the nine months ended September 30, 2015, the Company sold 0 shares to Lincoln Park. From commencement through to September 30, 2015, the Company has sold a total of 65,778 shares of common stock to Lincoln Park for an aggregate of $1,838,000 under the Agreement. As of September 30, 2015, there remained 67,556 shares available for sale up to a total of $8,412,000 under the Purchase Agreement with Lincoln Park.

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

Reserved Shares

At September 30, 2015, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	251,539
Options available for future grant	1,050,916
Convertible preferred stock	3,053,910
Warrants	473,130
4,829,495

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended September 30, 2015 and 2014, the Company recorded $35,000 in rent expense that was related to the facility lease arrangement with related parties. For the nine months ended September 30, 2015 and 2014, the Company recorded $104,000 related to the same arrangement with the related party.

Between May 6, 2015 and September 9, 2015, to obtain funding for working capital purposes and to refinance the indebtedness incurred from multiple notes during this time frame, the Company borrowed a total of $2,862,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $2,862,000 (the “Note”) to Dr. Andrey Semechkin. As of September 30, 2015, the principal amount under the Note accrues interest at a rate of One Half of One Percent (0.50%) per annum.  The Note was due and payable October 9, 2015. See Note 12, Subsequent Events.

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

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 1,200,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

Total stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Cost of sales	$6	$15	$20	$45
Research and development	30	78	121	221
Selling and marketing	8	13	25	36
General and administrative	114	384	334	910
	$158	$490	$500	$1,212

Unrecognized compensation expense related to stock options as of September 30, 2015 was $588,000, which is expected to be recognized over a weighted average period of approximately 2.14 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.53%	2.00%	1.56%	1.91%
Expected stock price volatility	93.85%	98.23%	93.81%	99.65%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	5.14 years	6.1 years	5.26 years	6.1 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	106,970	$168.00
Granted	42,160	$21.00
Exercised	—	$—
Canceled or expired	(6,886)	$79.50
Outstanding at December 31, 2014	142,244	$128.47
Granted	75,171	$3.64
Exercised	—	$—
Canceled or expired	(16,606)	$107.92
Outstanding at September 30, 2015	200,809	$83.44	7.23 years	$78,000
Vested and expected to vest at September 30, 2015	193,991	$85.87	7.16 years	$75,798
Exercisable at September 30, 2015	128,157	$123.65	6.05 years	$39,000

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	50,730	$92.00
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2014	50,730	$92.00
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at September 30, 2015	50,730	$92.00	4.11 years	$—

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2013	968	$34.50
Granted	7,309	$25.50
Vested	(7,309)	$27.00
Forfeited	—	$—
Unvested at December 31, 2014	968	$24.00
Granted	12,338	$5.86
Vested	(13,306)	$7.13
Forfeited	—	$—
Unvested at September 30, 2015	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the nine months ended September 30, 2015 and 2014 was approximately $95,000 and $143,000, respectively. The Company recognized approximately $25,000 and $54,000 of stock-based compensation expense related to the restricted stock awards for the three months ended September 30, 2015 and 2014, respectively. Additionally, during the nine months ended September 30, 2015 and 2014, the Company recognized approximately $80,000 and $139,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of September 30, 2015, total unrecognized compensation costs related to unvested awards was $0.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2014 and September 30, 2015 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at September 30, 2015: for Series A Warrants and the Placement Agent Warrants, stock price of $3.95 and warrant exercise price of $1.79 as of the valuation date; the Company’s historical stock price volatility of 77.6%; risk free interest rate on U.S. treasury notes of 1.26%; warrant expiration of 4.54 years; and a zero dividend rate, for Series C Warrants, stock price of $3.95 and warrant exercise price of $1.79 as of the valuation date; the Company’s historical stock price volatility of 77.6%; risk free interest rate on U.S. treasury notes of 0.00%; warrant expiration of 0.04 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.79 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series H Preferred shares, Series A, Series B and Series C Warrants by $1,779,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $2,299,000, $841,000, $1,139,000 and $552,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,831,000. On April 14, 2015, the Company and the holders of the Series B Warrants issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $11.25 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing. As a result of this modification, the Company recorded a net change in fair value of warrant liability gain of $388,000. During the three and nine months ended September 30, 2015, the Company recorded a net change in fair value of warrant liability gain of $87,000 and $2.5 million, respectively in the condensed consolidated statements of operations.

Series B Warrant Exercises - During the year ended December 31, 2014, the Company received net proceeds of $339,506 upon the exercise of 39,295 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. During the nine months ended September 30, 2015, the Company received net proceeds of $83,388 upon the exercise of 12,409 of the Series B Warrants by, Dr. Russell Kern, the Company’s Chief Scientific Officer and director. On June 20, 2015, the remaining unexercised outstanding Series B Warrants of 206,815 shares expired.

Series C Warrant Exercises - During the nine months ended September 30, 2015, the Company received net proceeds of $537,538 upon the exercise of 157,704 of the Series C Warrants by, Dr. Andrey Semechkin and Dr. Russell Kern, the Company’s Co-Chairman and Chief Executive Officer and Chief Scientific Officer and director, respectively, and other holders of the Series C Warrants.

Series A, C and Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A, C and Placement Agent Warrants was reset at $1.79 per share.

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

On July 19, 2013, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable best efforts basis for the Offering. The Company paid the Placement Agent a cash fee equal to 5% of the gross proceeds from the Offering and reimbursed the Placement Agent for its reasonable out-of-pocket expenses of $75,000. The Company also issued 4,445 Placement Agent Warrants to purchase Units equal to 5% of the aggregate number of Units issued in the Offering (other than the Units issued to Andrey Semechkin and Russell Kern). The Placement Agent Warrants had substantially the same terms as the Series B Warrants, except that the Placement Agent Warrants (i) had an exercise price of $22.50 per Unit, subject to adjustments similar to those applicable to the Series A Warrants, (ii) had a term of five years, (iii) provided for a cashless exercise, and (iv) otherwise comply with the requirements of the Financial Institutions Regulatory Authority, Inc. (FINRA). The Company also agreed to pay the Placement Agent a cash solicitation fee equal to 5% of the gross proceeds received by the Company upon the exercise of the Series B Warrants under certain circumstances. See the 2014 Warrant Exchange Agreements - discussed below.

Series A and B Warrant Exercises - There were no warrant exercises during the year ended December 31, 2014.

2014 Warrant Exchange Agreements – On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 297,772 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 243,699 shares of common stock and the Placement Agent Warrants to purchase 4,445 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Russell Kern, the Company’s Co-Chairman and Chief

Executive Officer and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 67,255 shares of common stock for 80,706 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares.

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

As of September 30, 2015 and December 31, 2014, there were 0 Series A Warrants and 0 Placement Agent Warrants outstanding.

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, vesting over four quarters, and a warrant term of five years. As of September 30, 2015 and December 31, 2014, there were 1,334 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through September 30, 2015 were as follows:

	Common Stock	Units	Common Stock				Common Stock				Price per Warrant
	July 2013 Financing		October 2014 Financing									Weighted
		Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2013	243,699	4,445	—	—	—	—	1,334	33,750	16,667	299,895	$22.50-300.00	$24.83
2014
Issued			258,519	258,519	258,519	62,045				837,602	$8.64	$8.64
Exchanged	(243,699)	(4,445)								(248,144)	$22.50	$22.50
Exercised				(39,295)						(39,295)	$8.64	$8.64
Forfeited/Cancelled										—	—	—
Outstanding, December 31, 2014	—	—	258,519	219,224	258,519	62,045	1,334	33,750	16,667	850,058	$8.64-300.00	$10.31
2015
Issued										—	$—	$—
Exchanged										—	$—	$—
Exercised				(12,409)	(157,704)					(170,113)	$1.79-8.64	$9.79
Forfeited/Cancelled				(206,815)						(206,815)	$11.25	$11.25
Outstanding, September 30, 2015	—	—	258,519	—	100,815	62,045	1,334	33,750	16,667	473,130	$1.79-300.00	$9.92

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. The lease for this facility expires in August 2016. The current base rent is $9,111 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current base rent is $8,865. The initial term of the lease expires in December 2015 and there is an option for an additional five years. The administration space is used to support sales, marketing and accounting. The laboratory is used to develop and manufacture the Company’s research products. clean rooms, water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

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

S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Chief Scientific Officer and a director, and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are consistent with the terms that could be obtained for comparable facilities from an unaffiliated party.

The Company incurred rent expense of $73,000 and $79,000 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred rent expense of $215,000 and $236,000, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2015, are as follows (in thousands):

Amount
2015 (remaining three months)	$94
2016	104
2017	5
Total	$203

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $2,000 and $11,000 as commission expenses during the three months ended September 30, 2015 and 2014, respectively, under the terms of this agreement. For nine months ended September 30, 2015 and 2014, the commission expenses incurred under this agreement was $10,000 and $34,000, respectively.

Customer Concentration

During the three and nine months ended September 30, 2015 for the Biomedical market segment, one customer accounted for 28% and 22% of consolidated revenues, respectively. During the three and nine months ended September 30, 2014 for the Biomedical market segment, one customer accounted for 22% and 21% of our consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three and nine months ended September 30, 2015 for the Cosmetic market segment, one vendor accounted for 10% and 15% of consolidated purchases, respectively.  During the three and nine months ended September 30, 2014 for the Costmetic market segment, one vendor accounted for 14% and 8%, respectively. No other single vendor accounted for more than 10% of purchases for any period presented.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and three wholly-owned subsidiaries:

International Stem Cell Corporation, a research and development company, for the Therapeutic Market for clinical applications of hpSCs for the treatment of various diseases such as Parkinson’s disease, liver diseases and corneal blindness;

Cyto Therapeutics, a research and development company, for the Therapeutic Market, which will conduct clinical trials in Australia for the use of hpSCs in the treatment of Parkinson’s disease;

Lifeline Skin Care, Inc. for the Cosmetic Market, which develops, manufactures and markets a category of cosmetic skin care products based on biotechnology with human stem cells;

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Cosmetic market	$923	$970	$2,648	$2,519
Biomedical market	1,213	993	2,925	2,681
Total revenues	2,136	1,963	5,573	5,200
Operating expenses:
Therapeutic market	1,180	2,458	4,732	7,067
Cosmetic market	872	837	2,361	2,410
Biomedical market	706	702	2,005	2,065
Total operating expenses	2,758	3,997	9,098	11,542
Operating income (loss):
Therapeutic market	(1,180)	(2,458)	(4,732)	(7,067)
Cosmetic market	51	133	287	109
Biomedical market	507	291	920	616
Total operating loss	$(622)	$(2,034)	$(3,525)	$(6,342)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Victoria, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
North America	$1,674	$1,519	$4,444	$4,186
Asia	362	332	844	672
Europe	91	98	251	309
All other regions	9	14	34	33
Total	$2,136	$1,963	$5,573	$5,200

12. Subsequent Events

On October 9, 2015, to refinance the indebtedness incurred on September 9, 2015, the Company issued an unsecured, non-convertible promissory note in the principal amount of $2,862,000 to Dr. Andrey Semechkin in return for Dr. Semechkin (i) surrendering the note issued to him by the Company on September 9, 2015 in the principal amount of $2,862,000. On November 3, 2015, to refinance the indebtedness incurred on October 9, 2015, the Company issued an unsecured, non-convertible promissory note in the principal amount of $2,862,000 (the “Loan”) to Dr. Andrey Semechkin in return for Dr. Semechkin (i) surrendering the note issued to him by the Company on October 9, 2015 in the principal amount of $2,862,000. Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The principal amount under the Note accrues interest at a rate of One Half of One Percent (0.50%) per annum.  The Note is due and payable January 10, 2016, but may be pre-paid by the Company without penalty at any time.

On October 10, 2015, the Company and the holders of the Series C Warrants issued in connection with the financing transaction which occurred on October 14, 2014 that remained outstanding as of October 10, 2015 (representing the right to acquire, in the aggregate, approximately 73,000 shares) amended those remaining Series C Warrants to extend the expiration date to November 14, 2015. Between October 1, 2015 and October 20, 2015, the Company received net proceeds of $162,711 upon the exercise of 100,815 of the Series C Warrants by holders of the Series C Warrants. As of October 20, 2015, all remaining Series C Warrants were fully exercised. Additionally, between October 20, 2015 and October 27, 2015, the Company received net proceeds of $333,792 upon the exercise of 206,814 of the Series A Warrants by holders of the Series A Warrants.

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

Business Overview

We have generated product revenues from our two commercial businesses of $5.6 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which will be used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. We anticipate commencing the clinical development program with a Phase I study, to be undertaken in Australia, in the fourth quarter of 2015.

In November 2014 in an important ruling the FDA cleared ISCO's human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of advancing stem cell therapies based on ISCO’s core technology into clinical development and on to commercialization. Although the first Phase I is anticipated to be conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

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

Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, and Neck Firming Complex, all of which include our patented stem cell extract. LSC’s products are regulated as cosmetics. LSC’s products are sold nationally and internationally through a branded website, through professional channels (including dermatologists, plastic surgeons, medical, day and resort spas) and distributors. Domestically, we plan to increase distribution of our products by increasing brand awareness and resonance through advertising, sales promotion and public relations. Internationally, we plan to increase distribution and sales through partnerships with wholesale distributors in Europe, Asia, and North America.

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

Results of Operations

Revenues

Revenue for the three months ended September 30, 2015, totaled $2.1 million, compared to $2.0 million for the three months ended September 30, 2014. LCT contributed $1,213,000 or 57% of total revenue for the three months ended September 30, 2015, compared to $993,000 or 51% for the three months ended September 30, 2014. The increase of $220,000 or 22% in LCT’s revenue for 2015 was driven primarily by higher sales of media and custom products. LSC’s revenue of $923,000 for the three months ended September 30, 2015 accounted for 43% of total revenue, compared to $970,000 or 49% of total revenue for the three months ended September 30, 2014. The decrease of $47,000 or 5% in LSC’s revenue consists primarily of an increase of $123,000 in professional sales, offset by a decrease of $170,000 in e-commerce and international sales.

Revenue for the nine months ended September 30, 2015, totaled $5.6 million, compared to $5.2 million for the nine months ended September 30, 2014. LCT contributed $2.9 million or 52% of total revenue for the nine months ended September 30, 2015, compared to $2.7 million or 52% for the nine months ended September 30, 2014. A $244,000 increase in LCT’s revenue for 2015 consists primarily of a $195,000 increase in sales of cells, media and custom products, and $49,000 increase in sales to OEM customers. LSC’s revenue of $2.7 million for the nine months ended September 30, 2015 accounted for 48% of total revenue, compared to $2.5 million or 48% of total revenue for the nine months ended September 30, 2014. The increase of $129,000 or 5% in LSC’s revenue consists primarily of an increase of $450,000 in professional and international sales, offset by a decrease of $321,000 in e-commerce sales.

Cost of sales

Cost of sales for the three months ended September 30, 2015 was $565,000 or 26% of revenue, compared to 518,000 or 26% of revenue for the three months ended September 30, 2014. While our overall cost of sales as a percentage of revenue stayed relatively unchanged, LCT’s cost of sales as a percentage of LCT’s revenue decreased approximately 8 percentage points and LSC’s cost of sales as a percentage of LSC’s revenue increased approximately 8 percentage points. LCT’s cost of sales for the three months ended September 30, 2015 was $334,000 or 28% of LCT’s revenue, compared to $356,000 or 36% of LCT’s revenue for the three months ended September 30, 2014. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the three months ended September 30, 2015, compared to the corresponding period in 2014. LSC’s cost of sales was $231,000 or 25% of LSC’s revenue for the three months ended September 30, 2015, compared to $162,000 or 17% of LSC’s revenue for the three months ended September 30, 2014. The $69,000 increase in cost of sales for LSC is primarily attributable to a $35,000 increase in material costs, $16,000 in consulting costs, and $14,000 increase in scrapped and expired inventory.

Cost of sales for the nine months ended September 30, 2015 was $1.50 million or 27% of revenue, compared to $1.37 million or 26% of revenue for the nine months ended September 30, 2014. While our overall cost of sales as a percentage of revenue stayed relatively the same, LCT’s cost of sales as a percentage of LCT’s revenue decreased approximately 6 percentage points and LSC’s cost of sales as a percentage of LSC’s revenue increased approximately 8 percentage points. LCT’s cost of sales for the nine months ended September 30, 2015 was $949,000 or 32% of LCT’s revenue, compared to $1.03 million or 38% of LCT’s revenue for the nine months ended September 30, 2014. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the nine months ended September 30, 2015, compared to the corresponding period in 2014. LSC’s cost of sales was $550,000 or 21% of LSC’s revenue for the nine months ended September 30, 2015, compared to 334,000 or 13% of LSC’s revenue for the nine months ended September 30, 2014. The $216,000 increase in cost of sales for LSC is primarily attributable to a $156,000 increase in material costs, $46,000 increase in scrapped and expired inventory, and $16,000 in consulting costs.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $508,000 for the three months ended September 30, 2015, compared to $1.39 million for the same period in 2014. The decrease of $884,000 or 64% is primarily due to decreased stem cell line research and preclinical testing expenses of $757,000, a reduction in employee-related spending of $59,000, decreased stock-based compensation of $48,000, decreased material and supply costs of $10,000, partially offset by increased consulting costs of $11,000.

Research and development expenses were $2.19 million for the nine months ended September 30, 2015, compared to $3.76 million for the same period in 2014. The decrease of $1.57 million or 42% is primarily due to decreased stem cell line research and preclinical testing expenses of $1,230,000, a reduction in employee-related spending of $131,000, decreased stock-based compensation of $100,000, decreased material and supply costs of $98,000, partially offset by increased consulting costs of $29,000.

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

Selling and Marketing Expense

Selling and marketing expenses for the three months ended September 30, 2015 were $712,000, compared to $745,000 in the three months ended September 30, 2014. The decrease of $33,000 or 4% was primarily due to lower website support costs of $50,000, creative services of $18,000, shipping costs of $15,000, tradeshow costs of $5,000, and stock compensation of $5,000, partially offset by higher advertising costs of $30,000, marketing materials and samples of $29,000, and logistics costs of $12,000.

Selling and marketing expenses for the nine months ended September 30, 2015 were $1.97 million, compared to $2.09 million in the nine months ended September 30, 2014. The decrease of $125,000 or 6% was primarily due to lower marketing materials and samples of $40,000, website support costs of $148,000, investor relations costs of $36,000, tradeshow costs of $27,000, shipping costs of $9,000, creative services of $21,000, and stock based compensation expenses of $10,000, partially offset by higher advertising expenses of $95,000, consulting costs of $23,000, and logistics costs of $42,000.

We continued to intensify our marketing efforts by refining our sales and marketing strategies, expanding our sales channels and strengthening our operations to achieve target sales goals.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $973,000, reflecting a decrease of $369,000 or 27%, compared to $1.34 million for the same period in 2014. The decrease is primarily attributable to decreases in stock based compensation expense of $271,000, employee related costs of $90,000, and consulting expenses of $20,000, partially offset by increases in investor relations related costs of $31,000.

General and administrative expenses for the nine months ended September 30, 2015 were $3.44 million, reflecting a decrease of $884,000 or 20%, compared to $4.32 million for the same period in 2014. The decrease is primarily attributable to decreases in stock based compensation costs of $576,000, investor relations related costs of $170,000, employee related costs of $199,000, facility and office costs of $67,000 and consulting expense of $64,000, partially offset by increases in accounting fees of $69,000, patent impairment expense of $60,000, and filing fees of $36,000.

Other Income/Expense

Other income was $83,000 for the three months ended September 30, 2015, mainly due to income of $87,000 from the reduction in the fair value of warrants related to the October 2014 financing transaction. We had no other income for the three months ended September 30, 2014.

Other income was $2.42 million for the nine months ended September 30, 2015, compared to other expense of $1.54 million for the same period in 2014. The increase of $3.96 million in net other income is mainly due to an increase of $574,000 of other income resulted from the change in the fair value of warrants related to the October 2014 financing transaction and a decrease of $3.45 million of warrant exchange inducement expense.

Liquidity and Capital Resources

As of September 30, 2015, our cash and cash equivalents totaled $599,000, compared to $1.1 million as of December 31, 2014. At September 30, 2015, we had a working capital deficit of $2.8 million, compared to a $3.2 million deficit as of December 31, 2014. The $439,000 decrease in working capital deficit is primarily due to $2.9 million increase in related party payable to support the ongoing operations of the Company, $562,000 decrease in cash and cash equivalents and restricted cash, partially offset by decrease in accounts payable and accrued liabilities of $482,000, $2.9 million decrease in the fair value of the warrant liability related to our October 2014 Securities Purchase Agreement, $162,000 increase in accounts receivable, $357,000 increase in inventory and $20,000 increase in prepaid and other current assets.

Operating Cash Flows

Net cash used in operating activities was $3.45 million for the nine months ended September 30, 2015, compared to $4.45 million for the corresponding period in 2014. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $2.6 million, increase in accounts receivable of $161,000, increase in inventory of $249,000, and decrease in accounts payable and accrued liabilities of $482,000 in the nine months ended September 30, 2015, compared to $4.6 million of net loss after non-cash adjustments, increase in accounts receivable of $158,000, increase in inventory of $194,000, decrease in prepaid and other assets of $299,000, and increase in accounts payable and accrued liabilities of $193,000 for the same period in 2014.

Investing Cash Flows

Net cash used in investing activities was $530,000 for the nine months ended September 30, 2015, compared to $746,000 in the same period in 2014. The decrease was primarily the result of lower payments for capital expenditure of $230,000.

Financing Cash Flows

Net cash provided by financing activities was $3.46 million for the nine months ended September 30, 2015, compared to $3.43 million in the same period in 2014. During the nine months ended September 30, 2015, $2.86 million was received from a bridge loan from a related party having a maturity date of October 9, 2015 (which has subsequently extended to January 10, 2016) and $602,000 was received from the exercises of warrants issued in the October 2014 financing transaction. Approximately $1.42 million of the net proceeds of $3.43 million received during the nine months ended September 30, 2014 was attributable to the issuance of 54,000 shares of common stock, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013. In addition, we received net proceeds of $2.1 million from the sale of 129,000 shares to Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Russell Kern, our Chief Scientific Officer and a director. The shares were offered and sold to the purchasers in private placement transactions.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the nine months ended September 30, 2015, our average burn rate was approximately $383,000 per month, excluding capital expenditures and patent costs averaging $59,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through September 30, 2016. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement entered into in connection with the private placement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. The Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at September 30, 2015, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

During the nine months ended September 30, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our burn rate for the nine months ended September 30, 2015 was approximately $383,000 per month excluding capital expenditures and patent costs averaging $59,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

The biotechnology, cosmetic, and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

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

During the nine months ended September 30, 2015, we derived approximately 22% of our revenues from one customer.*

During the nine months ended September 30, 2015, one customer accounted for 22% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.*

As of September 30, 2015, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern (formerly Ruslan Semechkin), Chief Scientific Officer of International Stem Cell and a director, beneficially own approximately 68% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series H-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of September 30, 2015. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G and Series H-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.79 to $23.8103 per share as of September 30, 2015). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On October 7, 2014, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin and Russell Kern, the Company’s Chief Executive Officer and Co-Chairman and Chief Scientific Officer and Director, respectively, pursuant to which Purchasers purchased 2,500 shares of Series H Convertible Preferred Stock initially convertible into approximately 258,519 shares of our common stock, in addition to Series A, B, and C Warrants for approximately 775,557 shares of our common stock, the Series A Warrants being exercisable for 5 and 1 / 2 years from the date of issuance. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At September 30, 2015, there were 473,130, warrants, for which we have reserved 473,130 shares of common stock, and 178,887 vested and 72,652 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 12, 2015
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ MAHNAZ EBRAHIMI
	Name:	Mahnaz Ebrahimi
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

 Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006, File No. 000-51891).
3.2

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006, File No. 000-51891).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014, File No. 000-51891).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015, File No. 000-51891).
3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).
4.1	Form of Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
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

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).
4.13	Form of Amendment to Series B Warrants incorporated by reference to Exhibit 4.13 of the Registrant’s Form 10-Q filed on May 11, 2015).
10.1	Promissory Note issued on August 10, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 13, 2015).
10.2	Form of Note issued on September 9, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 9, 2015).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

Exhibit	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.