Form 10-K
period 2015-12-31
International Stem Cell CORP
filed 2016-03-30
CIK 1355790

Item

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,332,000 based upon the closing price of the common stock on June 30, 2015 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2016 there were 2,808,598 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2016 is incorporated by reference into Part III of this Form 10-K.

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

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, research and product development uncertainties, clinical trial results, regulatory policies and approval requirements, competition from other similar businesses, market and general economic factors, the availability of resources and the other risks discussed in Item 1A of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, cosmetic and research products, of a total of $7.6 million and $7.0 million for the years ended December 31, 2015 and 2014, respectively.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals with minimal immune rejection after transplantation. We have facilities and manufacturing processes that we believe comply with the requirements of current Good Manufacturing Practice (GMP) standards as defined by the U.S. Code of Federal Regulations and promulgated by the Food and Drug Administration (“FDA”).

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

•	Neural stem cells for treatment of Parkinson’s disease and potentially other central nervous system disorders, such as traumatic brain injury, stroke and Alzheimer’s disease.
•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, it is also possible to create islet cells for potential treatment of diabetes.

•	Retinal cells and three-dimensional eye structures including corneal cells and tissue to treat degenerative retinal diseases, corneal blindness, and to accelerate corneal healing.

We have completed our IND-enabling preclinical studies on our most advanced program, the development of neural stem cells for the treatment of Parkinson’s disease and filed the regulatory submission to the Australian Therapeutics Goods Administration (“TGA”) to start a phase 1/2a clinical trial in Australia.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

Additionally, we are subject to various other risks; for example, our business is at an early stage of development and we may not develop therapeutic products that can be commercialized; we have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed doubt as to our ability to continue as a going concern; and we will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. Please see the heading “Risk Factors” beginning on page 12.

On December 16, 2014 we were named in Deloitte’s 2014 Technology Fast 500™ of the fastest growing companies in North America. International Stem Cell Corporation was ranked in 215th place in the overall list, which also included the technology, media, telecommunications and clean tech companies. Of the 47 biotechnology businesses on the list, we placed 21st and we were the only regenerative medicine company represented

Recent Development

The Therapeutics Goods Administration (TGA) of Australia has recently cleared a regulatory submission from CytoTherapeutics, our wholly owned subsidiary, to initiate a Phase I/IIa clinical trial, dose escalation trial using human parthenogenetic stem cells-derived neural stem cells (ISC-hpNSC) in patients with moderate to severe Parkinson’s disease.

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

Diseases involving retinal degeneration include age-related macular degeneration (“AMD”) and retinitis pigmentosa (“RP”). These diseases are characterized by the death of critical photoreceptor cells called “rods” and “cones”. Photoreceptor death is due to an abnormality and/or to disruption or death of supportive cells called retinal pigment epithelial (“RPE”) cells. According to the Center for Disease Control and Prevention, approximately 1.8 million Americans aged 40 and over are affected by AMD.

Cosmetic Market – Skin Care Products

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

Our wholly-owned subsidiary, Lifeline Skin Care, Inc. (“LSC”), develops, manufactures and markets a line of luxury skincare products with anti-aging benefits that is based on our proprietary stem cell extract and small molecule technologies.

LSC’s products are sold in United States and internationally through a branded website, the professional channel (including dermatologists, plastic surgeons; medical, day and resort spas) and a network of international distributors.

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

Our Platform Technology

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

Our Products

Therapeutic Product Candidates

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

•	Neural stem cells (ISC-hpNSC®) for treatment of Parkinson’s disease and potentially other neurological disorders, such as spinal cord injury, traumatic brain injury and stroke.
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

Skin Care Products

ISCO’s LSC subsidiary has developed four skincare products containing our proprietary stem cell extract that help combat the signs of aging. Daily Defense Complex is designed to facilitate quicker cell turnover and to restore skin’s natural moisture levels, and to prevent UV damage. Recovery Night Moisture Serum helps reduce the appearance of fine lines and wrinkles, increases skin firmness, and contributes to skin cell regeneration. Eye Firming Complex provides tightening benefits and reduces puffiness, while delivering hydration to soften lines and wrinkles. Neck Firming Serum is specifically designed to nourish and tighten the skin in the decollate area, visibly reducing the appearance of lines and wrinkles. LSC has also developed three skin cleansing and exfoliating products that are intended to complement the active ingredients in the night, day, eye and neck products. Brightening Cleanser uses ultra-fine conditioning powders to help cleanse and brighten the skin. Dual Action Exfoliator uses glycolic acid and microcrystals to exfoliate dead skin cells and promote faster cell renewal. Refresh Polishing Gelee combines calming ingredients and micro beads to gently exfoliate the skin in preparation for application of the stem cell products. In December of 2015 LSC released its latest product – Molecular Renewal Serum, which provides a variety of skin brightening and anti-aging benefits without the side effects frequently associated with retinol containing skincare products.

Research Products

ISCO’s LCT subsidiary develops, manufactures and commercializes over 160 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets. LCT frequently adds more products to its line. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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

Retinal diseases. Diseases involving retinal degeneration include age-related macular degeneration (“AMD”) and retinitis pigmentosa (“RP”). These diseases are characterized by the death of critical photoreceptor cells called rods and cones. Photoreceptor death is due to an abnormality and/or to disruption or death of supportive cells called retinal pigment epithelial (“RPE”) cells. According to the Center for Disease Control and Prevention, approximately 1.8 million Americans aged 40 and over are affected by AMD.

Skin Care Market

Skin care products play a key role in the daily healthcare routines of many consumers. Greater emphasis on advertising, broader and more integrated distribution networks, raising standards of living in emerging markets, and population aging trends in developed nations are the major factors driving the global demand for skin care products.

Global skin care market consists of (i) facial care products; (ii) body care products; and (iii) specialty needs products. Top selling products in the facial skincare category include skin brighteners, anti-aging creams and serums, toners, masks, anti-acne and sun protection products.

Facial skincare products that provide anti-aging benefits represent a significant portion of the global skincare market. Increased longevity leads consumers to seek out high quality, technologically advanced skincare products that can help them maintain a youthful appearance. Anti-aging products that are backed by scientific research remain in high demand among sophisticated consumers despite premium prices.

In response to consumer demand for superior quality skin care products, manufacturers are striving to innovate at all levels of the skincare market. Increasing emphasis is placed on discovery and testing of specialty compounds and technologies that provide a demonstrable cosmetic effect. Biotechnology-based skincare products are gaining increasingly higher market share as consumers discover their potential to deliver safe and effective results.

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

Intellectual Property

Patents

In 2015, we were granted eight patents, covering different aspects and applications of our proprietary parthenogenetic technology. The first patent covers the use of fertilized human oocytes for the creation of human embryonic stem cell lines, and was issued in Great Britain. The second and third patents cover various aspects of pluripotent stem cell line creation and were issued in Japan and Korea respectively. The fourth patent protects various design and construction elements of specialized medium container that is currently used to package research products by ISCO’s subsidiary, Lifeline Cell Technology, and was issued in the United Sates. The fifth patent, also issued in Great Britain, covers various aspects of creating synthetic cornea tissues from retinal stem cells. The sixth, seventh, and eighth patent, issued in United States, Israel, and Japan respectively, cover the methods of deriving differentiated cells from stem cells.

In addition to the eight patents covering in-house generated technology, two pending patent applications that were licensed by ISCO from Ocata Therapeutics (“Ocata”) were issued as patents. The first, issued in Australia, covers various screening assays for identifying differentiation-inducing agents. The second, issued in Israel, covers in vitro methods for reprogramming life span of recipient cells.

We have pending patents covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other patents and pending patent applications include intellectual property concerning skin care formulations and methods of manufacturing stem-cell based skin care products and methods to differentiate stem cells.

In addition, we have obtained exclusive worldwide licenses to patents and patent applications from Ocata Therapeutics (formerly Advanced Cell Technology). Our licensed and internally-generated patents provide the intellectual property rights we need to operate in the pluripotent stem cell field and to progress through the stages of creating a therapeutic stem cell product. These stages include the derivation, isolation, expansion and differentiation of stem cells. The intellectual property available to us enables us to create manufacturing methods that eliminate animal proteins in order to satisfy FDA requirements. In addition, we have rights to sell research products derived through our licensed intellectual property in order to generate income.

The majority of the patents and applications have been filed in the US and in foreign countries through the Patent Corporation Treaty or by direct country filings in those jurisdictions deemed significant to our operations. Our currently issued patents will expire at various times commencing in 2020.

We have protected our research products and branding through both patents and trademarks. Lifeline Skin Care has filed patent applications covering its proprietary formulations and methods of using stem cells and small molecules to create skin care products. ISCO, LCT, and LSC have registered trademarks on their company names, logos and various product names to protect their branding investment. Lifeline Cell Technology’s reagent formulations are protected as trade secrets.

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

On December 18, 2014 the Court of Justice of the European Union (CJEU), the European Union’s highest court ruled that the Company’s core technology patent applications are not covered by the prohibition on patenting embryonic stem cells, removing the final barrier to the approval of ISCO’s parthenogenetic stem cell patents in the European Union. This final and definitive ruling by the EU’s highest court now formally separates parthenogenetic stem cells from embryonic stem cells, and removes the exclusion from patentability on the former while maintaining the ban on the later.

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Ocata Therapeutics Inc. for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to Ocata Therapeutics’ human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

The agreements with Ocata Therapeutics further provide that we are no longer obligated to make milestone payments or to meet any minimum research and development requirements. We will no longer pay any royalties related to the ACT IP or Infigen IP, and our obligation to pay a minimum license fee for the UMass IP has been reduced to $75,000 annually, payable in two installments to Ocata Therapeutics.

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

In 2015 and 2014, ISCO spent $2.7 million and $5.4 million on research and development activities, respectively. ISCO actively pursues sponsored research agreements with local and international research organizations and has established research collaborations with collaborators from Duke University, Yale University, Tulane University, University of California, San Diego, The Scripps Research Institute (La Jolla), and the Sanford Burnham Medical Research Institute. We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISCO for possible use in therapeutic or research fields. In addition to the research collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

In 2014 the Company signed a research agreement with Rohto Pharmaceutical Co. Ltd, (“Rohto”) the second-largest consumer health company in Japan, and a world leader in the manufacturing and marketing of pharmaceuticals, cosmetics, skincare and healthcare products.  Under the terms of the agreement, Rohto will evaluate stem cell-derived human cells owned and provided by ISCO in a number of pre-clinical animal models. In September 2015 the Company entered into the second phase of the existing Research Agreement with Rohto Pharmaceutical after Rohto acknowledged that ISCO's proprietary cells demonstrate consistent high quality and are suitable for further use in Rohto's research.

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

Some of our primary competitors in the development of stem cell therapies are Stem Cells Inc.,BioTime, Neuralstem, Inc., ReNeuron,  and ViaCyte. Our primary competitors in the skin care market are Obagi, Skinceuticals, SkinMedica (now owned by Allergan), and Murad. In the field of research products, our primary competitors for human cells, media and reagents are Lonza, EMD Millipore, Life Technologies (now owned by Thermo Fisher Scientific), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM and distribution contracts. Approximately 24% of our total sales in 2015 were from one customer.

The skin care line was launched in November 2010 through the company’s own website—www.lifelineskincare.com. Since that time, distribution has expanded to include destination and resort spas, dermatologists, plastic surgeons and international markets. Domestically, we plan to increase distribution of our products by expanding our product line, increasing brand awareness, strategic partnerships, sales promotions, and public relations. Internationally, we are increasing distribution and sales through new distribution and custom product development agreements.

LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in development, manufacture and marketing of our proposed therapeutic and skin care products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that may be developed by us. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

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

FDA Approval Process

Prior to commencement of clinical studies involving humans, pre-clinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (“IND”) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to establish safety pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, possible dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing; and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

The results of the pre-clinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (“BLA”). In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

In November 2014, in an important ruling the FDA cleared ISCO’s human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of eventually advancing stem cell therapies based on ISCO’s core technology into clinical development. Although the Phase I trial for the Parkinson’s Disease program is anticipated to be conducted in Australia, and therefore not subject to FDA oversight, future studies will be carried out in the United States where this approval is necessary.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (“EU”), Australia and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

In Australia, the approval process for commencing Phase 1 and 2 clinical trials resides with both Therapeutic Goods Administration (TGA) and the Human Research Ethics Committee, (HREC). Prior to commencing a clinical trial, a sponsor must submit to TGA a CTX application and must submit to the HREC a study protocol, an investigator brochure and a template informed consent for such clinical trial. The HREC approval process generally takes four to eight weeks.

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

Employees

In addition to our four executive officers, we utilize the services of 37 full-time staff members.

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

Our business is at an early stage of development. We do not have any products in late stage clinical trials. We are still in the early stages of identifying and conducting research on potential therapeutic products. Our potential therapeutic products will require significant research and development and pre-clinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals, enter new and later stage clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubts about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the year ended December 31, 2015 was approximately $343,000 per month excluding capital expenditures and patent costs averaging $62,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2016 and beyond;
•	scientific progress in our research and development programs;
•

the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with pre-clinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	the number and type of product candidates that we pursue.

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

Due to the relatively early stage of our therapeutic products and stem cell therapy-based systems, we have not yet invested significantly in internal clinical testing and regulatory capabilities, including for human clinical trials. We cannot assure you that we will be able to invest or develop resources for these capabilities successfully or as expediently as necessary. In particular, human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	inability to demonstrate effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA (or other applicable regulatory agency) may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or other regulatory agency finds deficiencies in our submissions or the conduct of these trials.

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

The market for therapeutic stem cell products is highly competitive. We expect that our most significant competitors will be fully integrated and more established pharmaceutical, biotechnology and cosmetic companies. These companies are developing stem cell-based products and they have significantly greater capital resources and research and development, manufacturing, testing, regulatory compliance, and marketing capabilities. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop uneconomic or obsolete.

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

The process of obtaining FDA and other regulatory approvals is expensive, generally takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our product candidates. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional pre-clinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any of the following factors, among others, could cause regulatory approval for our product candidates to be delayed, limited or denied:

•

the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be filed with the FDA and other regulatory authorities;

•

data obtained from pre-clinical and nonclinical animal testing and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing;

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

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, have made it easier for private parties to bring “ qui tam ” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provision. Any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

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

During the year ended December 31, 2015, we derived approximately 24% of our revenues from one customer.

During the year ended December 31, 2015, one customer accounted for 24% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of December 31, 2015, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern (formerly Ruslan Semechkin), Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 64% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, and Series G Preferred Stock and shares issuable upon exercise of options and warrants that they hold. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.7933 to $23.8103 per share as of December 31, 2015). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of five series of preferred stock that remain outstanding, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock. The terms of various series of Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D and Series G Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At December 31, 2015, there were 126,206, warrants, for which we have reserved 126,206 shares of common stock, and 191,519 vested and 60,120 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

In addition to the primary research facility lease, we entered into a lease with S Real Estate Holding LLC (an affiliate of our CEO and Executive Vice President and Chief Scientific Officer) to allow the Company to expand into new corporate offices located in Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and we extended the term of the lease for one year, see Note 12, Subsequent Events. We began paying rent at an initial rate of $5,118 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage that we occupied. As of December 31, 2015, the base rent was $12,192 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. We are also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

We lease a 5,520 square foot manufacturing facility in Frederick, Maryland, which we use for laboratory and administrative purposes. As of December 2015, the base rent was $8,865. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years, see Note 12, Subsequent Events. The laboratory is being used to develop and manufacture our research products and the administration facility will be used for sales and marketing and general administration purposes. Our manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

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

As of December 31, 2015, we had 2,808,598 shares of common stock outstanding, and approximately 9,100 holders of record of our common stock, and we had 5,250,043 shares of preferred stock outstanding, and seven holders of record of our preferred stock, with the 5,250,043 shares of preferred stock being convertible into 2,747,214 shares of common stock.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. The high and low sales prices per share of our common stock, as reported by OTC QB for each quarter during fiscal years 2015 and 2014, are reported below:

	Market Price
	High	Low
Fiscal Year 2015
First Quarter	$10.50	$9.00
Second Quarter	$10.50	$6.00
Third Quarter	$7.50	$1.80
Fourth Quarter	$6.50	$3.01
Fiscal Year 2014
First Quarter	$39.00	$28.50
Second Quarter	$28.50	$10.50
Third Quarter	$21.00	$9.00
Fourth Quarter	$16.50	$10.50

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

Recent Sales of Unregistered Securities

Previously reported.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	43,164	$97.63
2010 Equity Participation Plan	157,745	$79.13
Equity compensation plans not approved by security holders (1)	50,730	$92.31	—
Total	251,639		1,044,343
(1)

Represents stock options granted to senior management and board members not under any of the Company’s Equity Participation Plans. The options were granted in 2009 with different vesting terms, but will expire no later than 10 years from the date of grant.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties, such as our plans, expectations and intentions. Our actual results may differ significantly from management’s expectations. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward looking statements are in Item 1A of Part I of this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $7.6 million and $7.0 million for the years ended December 31, 2015 and 2014, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which will be used to produce the clinical-grade cells necessary for future clinical studies and commercialization.  In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. We have started the enrollment of patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of moderate to severe Parkinson’s disease. It is anticipated to receive preliminary clinical data in Q4 2016.

In November 2014 in an important ruling the FDA cleared ISCO's human parthenogenetic stem cells line for investigational clinical use.  This was a necessary step in the process of advancing stem cell therapies based on ISCO’s core technology into clinical development and on to commercialization.  Although the first Phase I study will be conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

In August 2014 International Stem Cell Corporation announced the launch of a stroke program, evaluating the use of neural stem cell transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on NSC from the Parkinson's disease program and, as there is evidence that transplantation of NSC may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015 the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, and Neck Firming Complex, all of which include our patented stem cell extract. LSC also developed and launched Molecular Renewal Serum, an anti-aging and skin brightening product based on LSC’s patent-pending small molecule technology. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas). Internationally LSC’s products are sold through a network of distributors. Domestically, we plan to increase sales of our products by expanding our product line and increasing brand awareness through advertising, sales promotion and public relations. Internationally, we plan to increase distribution and sales through partnerships with wholesale distributors in Europe, Asia, and North America.

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

Going Concern Update

Our consolidated financial statements included in this Annual Report have been prepared and presented on a basis assuming we will continue as a going concern. The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors, including the Company’s burn rate, its ability and success in future financings. Based on these factors, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flow, the proper timing of our capital expenditures, and raising additional capital or financing in the future.  See “Financing Cash Flows” for a further discussion on our continuation as a going concern.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenue for the year ended December 31, 2015, totaled $7.55 million, compared to $7.02 million in 2014. LCT contributed $4.05 million or 54% of total revenue in 2015, compared to $3.51 million or 50% of total revenue in 2014. The increase of $538,000 or 15% in LCT’s revenue for 2015 consists of a $218,000 increase in sales of cells, media and custom products, and $320,000 increase in sales to OEM customers. LSC’s revenue of $3.50 million in 2015 accounted for 46% of total revenue, compared to $3.51 million or 50% of total revenue in 2014. LSC’s revenue remained essentially unchanged, and increase of $455,000 in LSC’s professional channel was offset by decreases of $412,000 and $47,000 in the ecommerce and international channels, respectively.

Cost of Sales

Cost of sales for the year ended December 31, 2015 was $2.06 million or 27% of revenue, compared to $1.92 million or 27% of revenue in 2014. While our overall cost of sales as a percentage of revenue did not change, LCT’s cost of sales decreased approximately 5% as a percentage of LCT’s sales and LSC’s cost of sales increased approximately 5% as a percentage of LSC’s sales. LCT’s cost of sales for the year ended December 31, 2015 was $1.37 million or 34% of LCT’s sales, compared to $1.38 million or 39% of LCT’s sales in the prior year. The decrease in cost of sales for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations during the year ended December 31, 2015 compared to 2014. LSC’s cost of sales was $686,000 or 20% of LSC’s revenues during 2015, compared to $540,000 or 15% of LSC’s revenues in the prior year. The increase in cost of sales for LSC is primarily due to a shift in our sales mix, with a lower portion of our sales recorded from ecommerce compared to other sales channels, which have higher cost of sales.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to further improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $2.71 million for the year ended December 31, 2015, compared to $5.39 million in 2014. R&D expense decreased approximately $2.68 million or 50% primarily due to decreased stem cell line research and preclinical testing expenses of $2.14 million, a reduction in employee-related spending of $190,000, decreased stock-based compensation of $141,000, decreased material and supply cost of $129,000, and decreased consulting costs of $34,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. We have experienced decreased R&D expenditures in 2015 as a result of the completion of pre-clinical studies. However, we anticipate increased R&D expenditures in 2016 as a result of the Phase i/IIa clinical study which started in first quarter of 2016.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Marketing expenses for the year ended December 31, 2015 amounted to $2.64 million, reflecting a decrease of approximately $148,000 or 5%, as compared to $2.79 million in 2014. The decrease was primarily due to lower website support costs of $183,000, samples costs of $85,000, public relations cost of $60,000, tradeshow costs of $29,000, shipping costs of $15,000, creative services of $17,000, and stock based compensation expenses of $10,000, partially offset by higher advertising expenses of $69,000, consulting costs of $50,000, staff related costs of $48,000, and logistics costs of $61,000.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $4.72 million, reflecting a decrease of $890,000 or 16%, compared to $5.61 million in 2014. The decrease is primarily attributable to decreases in stock based compensation costs of $762,000, investor relations related costs of $103,000, staff related costs of $281,000, facility and office costs of $87,000, and consulting expense of $87,000, partially offset by increases in accounting fees of $74,000, franchise tax expense of $177,000, patent impairment expense of $85,000, depreciation expense of $27,000, and filing fees of $52,000.

Other Income/Expense

Other income was $1.93 million for the year ended December 31, 2015, compared to other expense of $3.80 million for the year ended December 31, 2014.  The increase of $5.73 million in net other income is mainly due to a decrease of $1.78 million of other expense related to the fair value of warrants issued to the October 2014 financing transaction in excess of proceeds, a decrease of $3.45 million of warrant exchange inducement expense, a decrease of $997,000 of financing expenditures, offset by a decrease of $425,000 of income related to the change in fair value of warrant liability.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, our cash and cash equivalents totaled $532,000 and $1.11 million, respectively. At December 31, 2015, we had a working capital deficit of $2.55 million compared to working capital deficit of $3.24 million at December 31, 2014. The $689,000 decrease in working capital deficit is primarily due to decrease in accounts payable and accrued liabilities of $455,000, $4.0 million decrease in fair value of the warrants liability related to our October 2014 Securities Purchase Agreement, $86,000 increase in accounts receivable, $169,000 decrease in current inventory and $87,000 increase in prepaid and other current assets, partially offset by $3.1 million increase in related party payable to support the ongoing operations of the Company, $629,000 decrease in cash and cash equivalents and restricted cash.

Operating Cash Flows

Net cash used in operating activities was $4.12 million for the year ended December 31, 2015, compared to $6.42 million in 2014. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $3.33 million, increase in accounts receivable of $86,000, increase in inventory of $217,000, increase in prepaid and other current assets of $87,000 and decrease in accounts payable and accrued liabilities of $455,000 in 2015, compared to $6.75 million of net loss after non-cash adjustments, increase in accounts receivable of $147,000, increase in inventory of $215,000, decrease of prepaid and other current assets of $173,000 and increase in accounts payable and accrued liabilities of $559,000 in 2014.

Investing Cash Flows

Net cash used in investing activities was $738,000 for the year ended December 31, 2015, compared to $987,000 in 2014. The decrease was primarily the result of lower payments for capital expenditures of $255,000.

Financing Cash Flows

Net cash provided by financing activities was $4.28 million for the year ended December 31, 2015, compared to $6.27 million in 2014.  In 2015, $3.11 million was received from a bridge loan from a related party having a maturity date of January 10, 2016 (which was subsequently extended to April 10, 2016) and $1.17 million was received from exercises of warrants issued in the October 2014 financing transaction. Approximately $1.42 million of the net proceeds of $3.43 million received in 2014 was attributable to the issuance of 54,000 shares of common stock, net of stock issuance costs of $169,000 under the purchase agreement with Lincoln Park Capital, LLC (“Lincoln Park”), which we entered into in December 2013. In addition, we received net proceeds of $2.1 million from the sale of approximately 129,000 shares to Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer and Dr. Russell Kern our Executive Vice President and Chief Scientific Officer and a director. The shares were offered and sold to the purchasers in private placement transactions.

On October 14, 2014, in a private placement, we sold a total of (i) 2,500 shares of Series H Convertible Preferred Stock initially convertible into 258,519 shares of common stock at an initial conversion price of $9.6705 (ii) Series A warrants (the “Series A Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $13.8150 per share exercisable immediately and which have a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and which have a term of 6 months, and (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and which have a term of 12 months for an aggregate initial gross purchase price of $2.5 million, as discussed in Note 6, Capital Stock, to our consolidated financial statements.

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2016 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the year ended December 31, 2015, our average burn rate was approximately $343,000 per month, excluding capital expenditures and patent costs averaging $62,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds, and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations through 2016. Additionally, pursuant to the terms of the October 2014 Securities Purchase Agreement entered into in connection with the private placement discussed below, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. The Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

Inventories

We account for inventory using the first-in, first-out (FIFO) method for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the year end is classified as non-current inventory on the balance sheet.

Property and Equipment

We record property and equipment at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over three to five years. The costs of major remodeling and leasehold improvements are capitalized and depreciated over the shorter of the remaining term of the lease or the life of the asset.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company is still evaluating what effect the adoption of this standard will have on the financial condition of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which states that an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  ASU No. 2015-11 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company will be its 2017 fiscal quarter.  The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2019. The Company is currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our management concluded that, at December 31, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2015 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

As of December 31, 2015, our executive officers were as follows:

Name	Principal Occupation	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	56
Mahnaz Ebrahimi	Chief Financial Officer	58
Russell Kern	Executive Vice President and Chief Scientific Officer	30
Sofya Bakalova	Vice President, Legal Affairs & Operations	32

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

Mahnaz Ebrahimi, Chief Financial Officer, joined the Company in September 2015. Ms. Ebrahimi has over 25 years of experience in executive/senior level financial management, accounting and SEC reporting matters, having worked with numerous publicly traded and privately held biotechnology, life science, and technology. Prior to joining the Company, she has served as a consultant for the Company as well as for Flux Power Holdings, Polaris Pharmaceutical, and Ocera Therapeutics. From October 2010 through July 2012, she served as Director, Financial Planning and Analysis and Treasury at eBioscience, where she was instrumental in the successful merger with Affymatrix in June 2012.

Russell Kern, Ph.D, Executive Vice President and Chief Scientific Officer, became a Director in October 2008. Dr. Kern was trained in medical genetics, stem cell biology and international business administration, and holds an M.S. degree from Faculty of Fundamental Medicine of Moscow State University. He earned his Ph.D. degree in Physiology from Anokhin Research Institute of Normal Physiology, Russian Academy of Medical Sciences. Dr. Kern is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has publications in the field of clinical and molecular biology, and is author of various patent applications. Dr. Russell Kern is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

Sofya Bakalova, J.D., Vice President, Legal Affairs & Operations, received her law degree from the University of Miami School of Law and has experience in various aspects of corporate and biotechnology law, regulatory affairs, project management, and business operations. After joining the Company in March 2011, she has held a variety of business and legal roles, including in-house counsel, advisor to the CEO, and Vice Chairman of the Board of Directors for Lifeline Skin Care. Ms. Bakalova holds a Bachelor’s degree in Economics from San Francisco State University and has worked in the banking and finance industries prior to beginning her legal career.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2015, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2015, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2015, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2015, under the caption “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services.”

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

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 5, 2014, File No. 000-51891).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015, File No. 000-51891).

3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

Exhibit Number	Description
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

4.7

Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.8

Certificate of Preferences, Rights and Limitations of Series I-12 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

10.1*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.2	Common Stock Purchase Warrant issued with Multiple Advance Convertible Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 18, 2008, File No. 000-51891).

10.5*

Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed on March 30, 2010, File No. 000-51891).

10.6	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010, File No. 000-51891).

10.7*	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed March 30, 2015, File No. 000-51891).

10.8

Standard Multi-Tenant Office Lease – Gross Agreement, dated as of February 19, 2011, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2011, File No. 000-51891).

10.9	Amendment to Standard Multi-Tenant Office Lease – Gross Agreement, dated as of March 3, 2016, by and between the Company and S Real Estate Holdings, LLC
10.10	Series G Preferred Stock Purchase Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form-8-K filed on March 15, 2012, File No. 000-51891).

10.11	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.12	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.13	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012, File No. 000-51891).

10.14	Securities Purchase Agreement dated January 22, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

10.15	Form of Warrant Agreement for January 22, 2013 Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

Exhibit Number	Description
10.16

Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP)

(incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.17

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

10.19	Securities Purchase Agreement dated March 12, 2013 (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.20	Form of Common Stock Warrant Agreement for March 2013 Securities Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.21

Amendment, effective July 1, 2011, to Standard Multi-Tenant Office Lease with S Real Estate Holdings LLC (incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K filed on March 26, 2013, File No. 000-51891).

10.22	Securities Purchase Agreement dated May 29, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 4, 2014, File No. 000-51891).

10.23	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 12, 2014, File No. 000-51891).

10.24	Securities Purchase Agreement dated June 26, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 1, 2014, File No. 000-51891).

10.25	Securities Purchase Agreement dated August 6, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 11, 2014, File No. 000-51891).

10.26	Securities Purchase Agreement dated September 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 16, 2014, File No. 000-51891).

10.27	Form of Securities Purchase Agreement dated October 7, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

10.28	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

10.29

Amendment Agreement to Registration Rights Agreement, dated October 29, 2014, between the Company and certain purchasers thereto (incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 filed on November 3, 2014, Registration No. 333-199779).

10.30

Amendment dated November 13, 2014 to Amended and Restated Investor Rights Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 18, 2014, File No. 000-51891).

10.31	Waiver Agreement dated December 31, 2014 with holders of Series G Preferred Stock (incorporated by reference by Exhibit 10.32 of the Registrant’s Form 10-K filed March 30, 2015, File No. 000-51891).

10.32

Common Stock Purchase Agreement dated as of December 10, 2013, with Lincoln Park Capital Fund, LLC (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed December 11, 2013, File No. 000-51891).

10.33

Registration Rights Agreement dated as of December 10, 2013, with Lincoln Park Capital Fund, LLC (incorporated by reference Exhibit 10.2 of the Registrant’s Form 8-K filed December 11, 2013, File No. 000-51891).

10.34	Promissory Note dated May 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 8, 2015).

Exhibit Number	Description
10.35	Note dated May 12, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2015).

10.36	Note issued on August 10, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 13, 2015).

10.37	Form of Note issued on September 9, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 9, 2015).

10.38	Form of Note issued on October 9, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 14, 2015).

10.39	Form of Note issued on November 3, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 4, 2015).

10.40	Form of Note issued on December 10, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 15, 2015).

10.41	Form of Note issued on January 8, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 12, 2016).

10.42

Note Conversion Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 12, 2016).

10.43

Registration Rights Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 12, 2016).

10.44	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 10, 2016).

10.45	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.46	Placement Agent Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 10, 2016).

10.47	Form of Note issued on March 9, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 10, 2016).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ MAHNAZ EBRAHIMI
Name:	Mahnaz Ebrahimi
Title:	Chief Financial Officer

Dated: March 30, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Andrey Semechkin

/ S / MAHNAZ EBRAHIMI	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Mahnaz Ebrahimi

/ S / RUSSELL KERN	Executive VP and Chief Scientific Officer and Director	March 30, 2016
Russell Kern

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	March 30, 2016
Donald A. Wright

/ S / PAUL V. MAIER	Director	March 30, 2016
Paul V. Maier

/ S / CHARLES J. CASAMENTO	Director	March 30, 2016
Charles J. Casamento

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and Subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Stem Cell Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 30, 2016

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$532	$1,111
Accounts receivable, net of allowance for doubtful accounts of $20 and $19 at December 31, 2015 and December 31, 2014, respectively	539	453
Inventory, net	1,348	1,517
Prepaid expenses and other current assets	572	485
Restricted cash	—	50
Total current assets	2,991	3,616
Property and equipment, net	375	714
Intangible assets, net	3,223	2,795
Non-current inventory	489	—
Deposits and other assets	60	54
Total assets	$7,138	$7,179
Liabilities and Stockholders' Equity
Accounts payable	$1,092	$670
Accrued liabilities	834	1,711
Related party payable	3,129	11
Advances	250	250
Fair value of warrant liability	239	4,216
Total current liabilities	5,544	6,858
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 and 300,000 issued and outstanding at December 31, 2015 and December 31, 2014, respectively, with liquidation preferences of $366 and $421 at December 31, 2015 and December 31, 2014, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 shares issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series H-1 Convertible Preferred stock, $0.001 par value, 0 and 2,000 shares authorized at December 31, 2015 and December 31, 2014, respectively, 0 and 1,482 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Series H-2 Convertible Preferred stock, $0.001 par value, 0 and 500 shares authorized at December 31, 2015 and December 31, 2014, respectively, 0 and 500 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 720,000,000 shares authorized at December 31, 2015 and December 31, 2014, 2,808,598 and 1,596,195 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively (1)	3	2
Additional paid-in capital	98,970	95,063
Accumulated deficit	(97,384)	(94,749)
Total stockholders' equity	1,594	321
Total liabilities and stockholders' equity	$7,138	$7,179

(1) See Note 1, “Reverse Stock Split”

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	December 31,
	2015	2014
Revenues
Product sales	$7,551	$7,017
Total revenue	7,551	7,017
Expenses
Cost of sales	2,056	1,921
Research and development	2,707	5,386
Selling and marketing	2,637	2,785
General and administrative	4,715	5,605
Total expenses	12,115	15,697
Loss from operating activities	(4,564)	(8,680)
Other income (expense)
Change in fair value of warrant liability	1,980	2,405
Fair value of warrant liability in excess of proceeds	—	(1,780)
Financing transaction costs	—	(997)
Warrant exchange inducement expense	—	(3,445)
Interest expense	(11)	(2)
Sublease income	1	30
Miscellaneous expense	(41)	(9)
Total other income (expense), net	1,929	(3,798)
Loss before income taxes	(2,635)	(12,478)
Provision for income taxes	—	—
Net loss	$(2,635)	$(12,478)
Net loss applicable to common stockholders	$(2,635)	$(12,478)
Net loss per common share-basic (1)	$(1.33)	$(9.71)
Net loss per common share-diluted (1)	$(2.26)	$(10.34)
Weighted average shares-basic (1)	1,984	1,285
Weighted average shares-diluted (1)	2,038	1,207

(1) See Note 1, “Reverse Stock Split”

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2015 and 2014

(in thousands)

	Convertible
	Redeemable				Convertible Preferred Stock
	Series G		Common
	Preferred Stock		Stock		Series B		Series D		Series G
	Shares	Amount	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,000	$4,941	1,008	$1	300	$—	—	$—	—	$—
Issuance of common stock
For cash, net of issuance costs of $169			184	—
For services			7	—
From exercises of warrants			39	—
For warrant exchange, net of issuance costs of $49			298	1
Issuance of preferred stock
Conversion of Series H-1 preferred stock			60	—
Stock-based compensation
Waiver of redemption feature for Series G preferred stock	(5,000)	(4,941)							5,000	5
Net loss for the year ended December 31, 2014
Balance at December 31, 2014	—	—	1,596	2	300	—	—	—	5,000	5
Issuance of common stock
For services			20	—
From exercises of warrants			517	—
For fractional shares rounding up due to reverse stock split			5	—
Conversion of preferred stock			671	1	(50)	—
Warrant modification
Stock-based compensation
Net loss for the year ended December 31, 2015
Balance at December 31, 2015	—	$—	2,809	$3	250	$—	—	$—	5,000	$5

(1) See Note 1, “Reverse Stock Split”

See accompanying notes to the consolidated financial statements.

	Convertible Preferred Stock
					Additional		Total
	Series H-1		Series H-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	—	$—	—	$—	$78,047	$(82,271)	$(4,223)
Issuance of common stock
For cash, net of issuance costs of $169					3,600		3,600
For services					191		191
From exercises of warrants					444		444
For warrant exchange, net of issuance costs of $49					6,427		6,428
Issuance of preferred stock	2	—	—	—			—
Conversion of Series H-1 preferred stock	(1)	—			—		—
Stock-based compensation					1,418		1,418
Waiver of redemption feature for Series G preferred stock					4,936		4,941
Net loss for the year ended December 31, 2014						(12,478)	(12,478)
Balance at December 31, 2014	1	—	—	—	95,063	(94,749)	321
Issuance of common stock
For services					105		105
From exercises of warrants					3,166		3,166
For fractional shares rounding up due to reverse stock split					—		—
Conversion of preferred stock	(1)	—			(1)		—
Warrant modification					40		40
Stock-based compensation					597		597
Net loss for the year ended December 31, 2015						(2,635)	(2,635)
Balance at December 31, 2015	—	$—	—	$—	$98,970	$(97,384)	$1,594

(1) See Note 1, “Reverse Stock Split”

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,635)	$(12,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	458
Stock-based compensation expense	597	1,538
Common stock issued for services	105	191
Fair value of warrant liability in excess of proceeds	—	1,780
Financing transaction costs	—	552
Change in fair value of warrant liability	(1,980)	(2,405)
Warrant exchange inducement expense	—	3,445
Warrant modification expense	40	—
Allowance for bad debt	—	—
Allowance for inventory obsolescence	(103)	67
Loss on disposal of fixed assets	1	9
Impairment of intangible assets	176	92
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(86)	(147)
(Increase) decrease in inventory	(217)	(215)
(Increase) decrease in prepaid assets and other assets	(87)	173
(Increase) decrease in restricted cash	50	—
(Increase) decrease in deposits and other assets	(6)	(21)
Increase (decrease) in accounts payable	422	138
Increase (decrease) in accrued liabilities	(877)	421
Increase (decrease) in deferred revenue	—	(3)
Increase (decrease) in related party payable	8	(10)
Net cash used in operating activities	(4,120)	(6,415)
Investing activities
Purchases of property and equipment	(35)	(290)
Proceeds from sale of property and equipment	—	1
Payments for patent licenses and trademarks	(703)	(698)
Net cash used in investing activities	(738)	(987)
Financing activities
Proceeds from a bridge loan from a related party	3,110	—
Proceeds from issuance of common stock	—	3,649
Proceeds from issuance of preferred stock	—	2,500
Proceeds from exercise of warrants	1,169	339
Payment of offering costs	—	(218)
Net cash provided by financing activities	4,279	6,270
Net decrease in cash and cash equivalents	(579)	(1,132)
Cash and cash equivalents, beginning of period	1,111	2,243
Cash and cash equivalents, end of period	$532	$1,111
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Warrant liability reclassified to equity upon warrant exchange	$—	$3,031
Warrants issued for placement agent services	$—	$552

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

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which will conduct clinical trials in Australia for the use of human parthenogenetic stem cell (hpSCs) in the treatment of Parkinson’s disease.

Reverse Stock Split

Effective July 29, 2015 and pursuant to the reverse stock split approved by the Company’s Board of Directors, each 150 shares of issued and outstanding common stock were combined into and became one share of common stock and no fractional shares were issued. The accompanying financial statements and related disclosures give retroactive effect to the reverse stock split for all years presented.

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $343,000 per month, excluding capital expenditures and patent costs averaging $62,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow, and that such cash flows will be sufficient to sustain the Company’s operations through 2016. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company has generated product revenues from the two commercial businesses of $7,551,000 and $7,017,000 for the years ended December 31, 2015 and 2014, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

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

Inventories

Inventory is accounted for using the first-in, first-out (FIFO) method for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. Inventory balances are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the year end is classified as non-current inventory on the balance sheet.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2015 and 2014, the Company had an allowance for doubtful accounts totaling $20,000 and$19,000, respectively.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over three to five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and patent licenses are recorded at cost of $3,894,000 and $3,367,000 at December 31, 2015 and 2014, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the years ended December 31, 2015 and 2014 amounted to $99,000 and $62,000, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2015 and 2014 was $671,000 and $572,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $176,000 and $92,000 of impairment losses on its long-lived assets during the years ended December 31, 2015 and 2014, respectively.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 54% and 50% of total revenue in 2015 and 2014, respectively. LSC’s revenue accounted for 46% and 50% of total revenue in 2015 and 2014, respectively.

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the year ended December 31, 2015 as compared to the years ended December 31, 2014 and 2013. At December 31, 2015 and December 31, 2014, the estimated allowance for sales returns was $10,000.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2015 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$239	$—	$—	$239

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2014 (in thousands).

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$4,216	$—	$—	$4,216

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2013	$4,925
Issuances of warrants	4,831
Exercise of warrants	(104)
Adjustments to estimated fair value	(2,405)
Warrants exchanged for common stock	(3,031)
Ending balance at December 31, 2014	4,216
Exercise of warrants	(1,997)
Adjustments to estimated fair value	(1,980)
Ending balance at December 31, 2015	$239

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory balances (lower of cost or market and allowance for excess and obsolescence), and transactions using the Black-Scholes option pricing model, e.g., stock options, as well as Monte-Carlo valuation method for certain warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of December 31, 2015 and 2014 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each quarterly reporting date and other applicable re-measurement dates in 2015 and 2014 using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At December 31, 2015, there were  191,519 vested and 60,120 non-vested stock options outstanding, and 126,206 warrants outstanding; and at December 31, 2014, there were 968 non-vested restricted stock awards, 850,058 warrants, and 141,034 vested and 51,940 non-vested stock options outstanding.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company does not intend to early adopt this standard.  The Company is still evaluating what effect the adoption of this standard will have on the financial condition of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2019. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

2. Inventory

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Raw materials	$245	$191
Work in process	533	507
Finished goods	1,149	1,012
Total	1,927	1,710
Less: allowance for inventory excess and obsolescence	(90)	(193)
Inventory, net	$1,837	$1,517

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2015	2014
Machinery and equipment	$1,354	$1,357
Computer equipment	310	294
Office equipment	202	203
Leasehold improvements	757	756
	2,623	2,610
Less: accumulated depreciation and amortization	(2,248)	(1,896)
Property and equipment, net	$375	$714

Depreciation expense for the years ended December 31, 2015 and 2014 were $373,000 and $396,000, respectively.

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

On May 14, 2004, LCT amended the licensing agreement with Ocata for the exclusive worldwide patent rights for the following Ocata technologies: UMass IP, Ocata IP and Infigen IP. The additional license fees paid were $400,000.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the Ocata IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. Total license fees paid were $75,000 for the years ended December 31, 2015 and 2014.

As of December 31, 2015, the total amounts capitalized related to the acquired Ocata licenses were $747,000, and $3,102,000 related to other patent acquisition costs.

At December 31, 2015, future amortization expense related to the intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2016	$115
2017	115
2018	115
2019	81
2020	65
Thereafter	2,687
Total	$3,178

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2015, no revenues were realized from this agreement.

	December 31,	December 31,
	2015	2014
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of December 31, 2015, the Company is authorized to issue 720,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. In October 2014, the Company issued Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down further to $8.64, again in February 2015 down to $6.72, and again in August 2015 further down to $1.79. Accordingly, these transactions triggered an adjustment in the current conversion price of the Series B Preferred to $1.79 per share. The Series B Preferred had a priority (senior to the shares of common stock and Series H Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. In 2015, 50,000 shares of the Series B Preferred Stock were converted to 27,881 shares of common stock at a conversion price of $1.79.  As of December 31, 2015 and 2014, there were 250,000 shares and 300,000 shares, respectively, of the Series B Preferred issued and outstanding.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 47 shares of Series D Preferred Stock (“Series D Preferred”) for total proceeds of $4,700,000 at a price of $100,000 per Series D Preferred share.

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern (formerly Ruslan Semechkin), Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of December 31, 2015 and 2014, there were 43 shares of the Series D Preferred issued and outstanding.

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

In October 2014, the Company issued Preferred Stock which had an initial conversion price of $9.6705, which in November 2014 was adjusted down further to $8.64, again in February 2015 down to $6.72, and again in August 2015 further down to $1.79. Accordingly, these transactions triggered adjustments in the current conversion price of the Series D Preferred to $1.79.

Series G Preferred Stock

On March 9, 2012, the Company entered into a Series G Preferred Stock Purchase Agreement (the “Series G Agreement”) with AR Partners, LLC (the “Purchaser”) to sell 5,000,000 shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director.

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

The Company determined that the Series G Preferred Stock had a contingent redemption feature allowing redemption by the holder under only some very limited circumstances (“deemed liquidation events”). As the event that may trigger the redemption of the convertible preferred stock was not solely within the Company’s control, the convertible preferred stock was classified as mezzanine equity (outside of permanent equity) on the Company’s consolidated balance sheet. Additionally, legal costs related to the Series G Preferred financing in the amount of $59,000 were recorded in the mezzanine equity as well. On December 31, 2014, the Company entered into a Waiver Agreement with all of the holders of its Series G Preferred Stock, whereby the holders irrevocably and unconditionally waived all rights they held to require the Company to redeem any or all shares of the Series G Preferred Stock and to receive any payments and any other rights accruing to them by reason of the failure of the Company to redeem shares of Series G Preferred Stock, pursuant to the terms of the Series G Certificate of Designation. Holders of Series G Preferred Stock are Dr. Andrey Semechkin and Dr. Russell Kern, each of whom is a director and executive officer of the Company, and affiliated entities of Dr. Andrey Semechkin and Dr. Russell Kern. Subsequent to the signing of the Waiver Agreement, the Series G Preferred Stock is classified within permanent equity on the Company’s consolidated balance sheet.

As of December 31, 2015 and 2014, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

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

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey and Russell Kern, the Company’s Chief Executive Officer and Co-Chairman and Executive Vice President and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 258,519 shares of common stock at an initial conversion price of $9.6705, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $13.8150 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million. On April 14, 2015, the Company and the holders of the Series B Warrants, issued in October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $11.25 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing. On June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised. On October 10, 2015, the Company and the holders of the Series C Warrants issued in connection with the financing transaction which occurred on October 14, 2014 that remained outstanding as of October 10, 2015 (representing the right to acquire, in the aggregate, approximately 73,000 shares) amended those remaining Series C Warrants to extend the expiration date to November 14, 2015. Between October 1, 2015 and October 20, 2015, the Company received net proceeds of $163,000 upon the exercise of 100,814 of the Series C Warrants by holders of the Series C Warrants. As of October 20, 2015, all remaining Series C Warrants were fully exercised. Additionally, between October 20, 2015 and

October 27, 2015, the Company received net proceeds of $334,000 upon the exercise of 206,814 of the Series A Warrants by holders of the Series A Warrants.

The number of shares issuable upon exercise of the Series A, and Placement Agent Warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions, and pursuant to anti-dilution provisions. In addition, Purchasers have been granted rights of participation in future offerings of our securities for eighteen months from the date of the offering. As of December 31, 2015, all of Series H Preferred Stock have been converted to common stock, all of the Series B Warrants have been exercised or expired unexercised, and all of the Series C Warrants have been exercised.

The Securities Purchase Agreement entered into in the Private Placement requires the Company to hold a special meeting of stockholders to seek stockholder approval of an increase in the number of authorized shares of common stock under the Company’s certificate of incorporation to 720,000,000 shares and approve a reverse stock split. The special meeting of stockholders was held on December 4, 2014 and the stockholders approved the increase in the authorized shares of common stock and the reverse stock split. In connection with the Private Placement, the Company also entered into a registration rights agreement, as amended, with the investors pursuant to which the Company was obligated to file registration statements to register the resale of (i) 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock, and (ii) 100% of the shares of common stock issuable upon exercise of the warrants. In addition to the registration rights, the Purchasers are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting effective and maintaining effective registration statements covering the shares underlying the Series H Preferred Stock and the Warrants, including the failure of the Company to file a resale registration statement registering 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock  by no later than November 13, 2014 and the failure of the Company to have such resale registration statement declared effective by the Securities and Exchange Commission (the “SEC”) by no later than December 13, 2014, subject to certain exceptions.  The Company filed such registration statement on November 3, 2014 and such registration was declared effective by the SEC on November 25, 2014.  Further, on January 16, 2015, the Company filed a registration statement registering 100% of the shares of common stock issuable upon exercise of the warrants, which was declared effective by the SEC on February 6, 2015. In October 2015, the Company filed a post-effective amendment to the registration statement registering the shares of common stock issuable upon exercise of the warrants, which was declared effective by the SEC on November 2, 2015.

Subject to certain ownership limitations with respect to the Series H-1 Preferred Stock, the Series H Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $9.6705 per share. The Series H Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Series H Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series H-1 Preferred Stock having a beneficial ownership limitation, the Series H-1 Preferred Stock and Series H-2 Preferred Stock are substantially identical. The conversion price of the Series H Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of the amendment to the certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. All Series H Preferred Stock was converted to common stock by November 24, 2015 and accordingly the Company filed Certificates of Elimination with the State of Delaware in December 2015 for both Series H-1 and Series H-2 Preferred Stock.

The Warrants are immediately exercisable. As noted earlier above, on June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised. At October 20, 2015, all Series C Warrants were exercised. The exercise price of the Series A and Placement Agent Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of the Securities Purchase Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A and Placement Agent Warrants was reset at $1.79 per share.  During year ended December 31, 2015, the investors converted 1,981.6 shares of Series H Preferred Stock into approximately 643,000 shares of our common stock. During year ended December 31, 2014, the investors converted 518.4 shares of Series H Preferred Stock into 60,000 shares of our common stock.

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

Common Stock Transactions

2013 S-1 July Registered Offering

See Note 9, Stock Options and Warrants, 2013 S-1 July Registered Offering and 2014 Warrant Exchange Agreements.

2014 Securities Purchase Agreements for Common Stock

On May 29, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 22,223 shares of common stock at a price of $22.50 per share, for a total purchase price of $500,000. On June 26, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 36,667 shares of common stock at a price of $15.00 per share, for a total purchase price of $550,000. Dr. Andrey Semechkin is the Company’s Co-Chairman and Chief Executive Officer. Dr. Russell Kern is the Company’s Executive Vice President and Chief Scientific Officer and director. On August 6, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 40,000 shares of common stock at a price of $15.00 per share, for a total purchase price of $600,000. On September 10, 2014, to obtain funding for working capital purposes, the Company entered into a securities purchase agreement with Dr. Andrey Semechkin and Dr. Russell Kern to sell a total of 29,630 shares of common stock at a price of $13.50 per share, for a total purchase price of $400,000.

2014 Warrant Exchange Agreements

On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 297,772 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 243,699 shares of common stock and the Placement Agent Warrants to purchase 4,445 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Russell Kern, the Company’s Co-Chairman and Chief Executive Officer and Executive Vice President and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 67,255 shares of common stock for 80,706 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares. Upon settlement of the exchange transaction, there were no remaining Series A Warrants or Placement Agent Warrants outstanding. See Note 9, Stock Options and Warrants, 2014 Warrants Exchange Agreements for detailed discussion of the accounting treatment of the Warrant Exchange transaction.

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

During the year ended December 31, 2014, the Company sold 54,666 shares to Lincoln Park raising approximately $1,588,000 for working capital purposes. From commencement through to December 31, 2014, the Company has sold a total of 65,777 shares of common stock to Lincoln Park for an aggregate of $1,838,000 under the Agreement. As of December 31, 2015, there remained 67,555 shares available for sale up to a total of $8,412,000 under the Purchase Agreement with Lincoln Park.

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

Reserved Shares

At December 31, 2015, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	251,639
Options available for future grant	1,044,343
Convertible preferred stock	2,747,214
Warrants	126,206
4,169,402

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the years ended December 31, 2015 and 2014, the Company recorded $139,000 in rent expense that was related to the facility lease arrangement with related parties.

Between May 6, 2015 and December 10, 2015, to obtain funding for working capital purposes and to refinance the indebtedness incurred from multiple notes during this time frame, the Company borrowed a total of $3,110,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued and unsecured, non-convertible promissory note in the principal amount of $3,110,000 (the “Note”) to Dr. Andrey Semechkin. As of December 31, 2015, the principal amount under the Note accrues interest at a rate of One Half of One Percent (0.50%) per annum. The Note was due and payable January 10, 2016. See Note 12, Subsequent Events.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2015, operating loss carryforwards of approximately $59,713,000, which may be applied against future taxable income and will expire in various years through 2035. At December 31, 2014, the Company had operating loss carryforwards of approximately $56,083,000. The increase in carryforwards for the year ended December 31, 2015 is approximately $3,630,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2015 and 2014 follows:

	December 31,	December 31,
	2015	2014
Statutory federal income tax rate	35%	35%
Permanent items	35%	(12)%
State income taxes, net of federal taxes	16%	4%
Change in valuation allowance	(91)%	(29)%
Tax credits claimed	5%	1%
Other	0%	1%
Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2011, with the exception of California, which is 2010. The Company does not have any material uncertain tax positions as of December 31, 2015 and 2014. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2015 will materially change in the next 12 months.

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

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Deferred tax assets (liabilities)
Current deferred tax assets (liabilities)	$136	$187
Deferred revenues	—	—
Current deferred tax assets	136	187
Valuation allowances	(136)	(187)
Net current deferred tax assets	—	—
Net operating loss carryforwards	23,871	22,332
Stock based compensation	3,447	3,359
Research and development tax credit	2,056	1,842
Other	191	72
Non-current deferred tax assets	29,565	27,605
Valuation allowances	(29,539)	(27,582)
Net non-current deferred tax assets	26	23
Non-current deferred tax liabilities	(26)	(23)
Net deferred tax assets	—	—

The components of the provision for income taxes were as follows:

	December 31,	December 31,
	2015	2014
Current	$—	$—
Deferred	—	—
Total	$—	$—

9. Stock Options and Warrants

Stock Options

The Company has adopted the 2006 Equity Participation Plan (the “2006 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 100,000 shares may be granted to employees, directors and consultants under this Plan. The options granted under the 2006 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards . Awards of up to 1,200,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

Total stock-based compensation expense for the years ended December 31, 2015 and 2014 was comprised of the following (in thousands):

	Years Ended
	December 31,
	2015	2014
Cost of sales	$26	$52
Research and development	146	287
Selling and marketing	34	45
General and administrative	391	1,034
	$597	$1,418

Unrecognized compensation expense related to stock options as of December 31, 2015 and 2014 was $510,000 and $977,000, respectively, which is expected to be recognized over a weighted average period of approximately 2.1 years and 2.2 years, respectively.

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the weighted-average fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods. Stock based compensation for stock options granted to non-employees has been determined using the Black-Scholes option pricing model. These options are revalued at each reporting period until fully vested, with any change in fair value recognized in the consolidated statements of operations.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2015 and 2014:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.56%	1.90%
Expected stock price volatility	94.05%	100.75%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.28 yrs	6.08 yrs

Options Outstanding				Options Exercisable and Vested
		Weighted Average			Weighted Average
		Remaining			Remaining
	Number	Contractual Life	Weighted Average	Number	Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	(Years)	Exercise Price
$2.75-$3.85	65,000	9.71	$2.75	40,625	9.71	$2.75
$3.86-$36.75	45,934	8.61	$18.26	13,377	8.22	$21.81
$36.76-$90.75	41,505	4.61	$67.82	38,317	4.42	$69.65
$90.76-$136.50	46,095	3.90	$93.60	46,095	3.90	$93.60
$136.51-$480.00	53,105	3.97	$249.17	53,105	3.97	$249.17
	251,639	6.39	$84.96	191,519	5.55	$107.66

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	106,970	$168.00
Granted	42,160	$21.00
Exercised	—	$—
Canceled or expired	(6,886)	$79.50
Outstanding at December 31, 2014	142,244	$128.47
Granted	76,271	$3.66
Exercised	—	$—
Canceled or expired	(17,606)	$105.46
Outstanding at December 31, 2015	200,909	$83.10	7.03 years	$35,750
Vested and expected to vest at December 31, 2015	195,549	$84.98	6.97 years	$35,181
Exercisable at December 31, 2015	140,789	$113.19	6.16 years	$22,344

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2013	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2014	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at December 31, 2015	50,730	$92.31	3.86 years	$—

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock at zero or a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by the Company for the original purchase price following the awardee’s termination of service. Annual grants of restricted stock awards are made to non-employee members of the board of directors on the date of the annual meeting of stockholders and typically vest in full at the next annual meeting of stockholders following the grant date. Beginning in 2013, additional annual grants of restricted stock awards were made to non-employee members of the board of directors as partial compensation for their services. These awards vest quarterly at the end of each quarter. In addition, the Company has made restricted stock awards to non-employee consultants for their services, which generally vest in one year or less.

The following table summarizes the changes in restricted stock award activity and related weighted average exercise prices for the Company’s awards issued during the years ended December 31, 2015 and 2014:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2013	968	$34.50
Granted	7,309	$25.50
Vested	(7,309)	$27.00
Forfeited	—	$—
Unvested at December 31, 2014	968	$24.00
Granted	19,547	$4.95
Vested	(20,515)	$5.81
Forfeited	—	$—
Unvested at December 31, 2015	—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2015 and 2014 was approximately $119,000 and $194,000, respectively. The Company recognized approximately $105,000 and $191,000 of stock-based compensation expense related to the restricted stock awards for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was no unrecognized compensation costs related to unvested awards. As of December 31, 2014, total unrecognized compensation costs related to unvested awards were approximately $8,000, which is expected to be recognized over a weighted-average period of approximately 0.6 year.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at   December 31, 2015 and 2014, using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at December 31, 2015: for Series A Warrants and the Placement Agent Warrants, stock price of $3.30 and warrant exercise price of $1.7933 as of the valuation date; the Company’s historical stock price volatility of 89.3%; risk free interest rate on U.S. treasury notes of 1.59%; warrant expiration of 4.29 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.7933 per share.

The following assumptions were used as inputs to the model at December 31, 2014: for Series A Warrants and the Placement Agent Warrants, stock price of $10.35 and warrant exercise price of $8.64 as of the valuation date; the Company’s historical stock price volatility of 83%; risk free interest rate on U.S. treasury notes of 1.63%; warrant expiration of 5.29 years; and a zero dividend rate, for Series B Warrants, stock price of $10.35 and warrant exercise price of $8.64 as of the valuation date; the Company’s historical stock price volatility of 33.4%; risk free interest rate on U.S. treasury notes of 0.02%; warrant expiration of 0.28 years; and a zero dividend rate, for Series C Warrants, stock price of $10.35 and warrant exercise price of $8.64 as of the valuation date; the Company’s historical stock price volatility of 33.4%; risk free interest rate on U.S. treasury notes of 0.02%; warrant expiration of 0.79 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $8.64 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series H Preferred shares, Series A, Series B and Series C Warrants by $1,779,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $2,299,000, $841,000, $1,139,000 and $552,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,831,000. On April 14, 2015, the Company and the holders of the Series B Warrants issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $11.25 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing. As a result of this modification, the Company recorded a net change in fair value of warrant liability gain of $388,000. During the years ended December 31, 2015 and 2014, the Company recorded a net change in fair value of warrant liability gain of $1,980,000 and $2,405,000, respectively, in the consolidated statements of operations.

Series B Warrant Exercises – During the year ended December 31, 2015, the Company received net proceeds of $83,388 upon the exercise of 12,409 of Series B Warrants by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and director. During the year ended December 31, 2014, the Company received net proceeds of $339,506 upon the exercise of 39,295 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. On June 20, 2015, the remaining unexercised outstanding Series B Warrants of 206,815 shares expired.

Series C Warrant Exercises – During the year ended December 31, 2015, the Company received net proceeds of $681,000, upon the exercise of 258,518 of Series C Warrants by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and director, respectively, and other holders of the Series C Warrants. At October 20, 2015, all Series C Warrants were exercised.

Series A Warrant Exercises – During the year ended December 31, 2015, the Company received net proceeds of $404,000, upon the exercise of 246,108 of Series A Warrants by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and other holders of the Series A Warrants.

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

2013 S-1 July Registered Offering

On July 24, 2013 the Company sold 20,000,000 Units, with each Unit consisting of 0.0067 share of common stock 0.0067 one Series A Warrant. The Series A Warrants were convertible into 133,334 shares of common stock at an exercise price of $22.50 per share. The warrants have a five year term and were immediately exercisable. In addition, the Company issued 133,334 Series B Warrants each to purchase one Unit. The Series B Warrants were immediately exercisable at an initial exercise price of $22.50 per Unit, subject to adjustment and expired on October 24, 2013. The Units issuable upon exercise of the Series B Warrants consisted of 133,334 shares of common stock and 133,334 Series A Warrants, which were convertible into an additional 133,334 shares of common stock at an exercise price of $22.50 per share. All Series A Warrants had an expiration date of the fifth anniversary of the transaction close, July 24, 2018, regardless of the date the Series A Warrants were issued. See the 2014 Warrant Exchange Agreements - discussed below.

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

Series A and B Warrant Exercises - There were no warrant exercises during the year ended December 31, 2014.

2014 Warrant Exchange Agreements – On June 11, 2014, the Company entered into a series of warrant exchange agreements (the “Warrant Exchange Agreements”) with the holders of its Series A Warrants and Placement Agent Warrants that were issued by the Company pursuant to the 2013 S-1 July Registered Offering. Under the Warrant Exchange Agreements, the Company agreed to issue a total of 297,772 shares of common stock (the “Exchange Shares”) to the warrant holders in exchange for the cancellation of the Series A Warrants to purchase 243,699 shares of common stock and the Placement Agent Warrants to purchase 4,445 shares of common stock and Series A Warrants. Dr. Andrey Semechkin and Dr. Russell Kern, the Company’s Co-Chairman and Chief Executive Officer and Executive Vice President and Chief Scientific Officer and director, respectively, participated on the same terms as the other warrant holders, agreeing to exchange Series A Warrants to purchase 67,255 shares of common stock for 80,706 shares of common stock. The closing of the transaction occurred on June 16, 2014 with the issuance of the Exchange Shares.

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

As of December 31, 2015 and 2014, there were 0 Series A Warrants and 0 Placement Agent Warrants outstanding.

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“Agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the Agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The Agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, vesting over four quarters, and a warrant term of five years. As of December 31, 2015 and 2014, there were 1,334 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions for the years ended December 31, 2015 and 2014 were as follows:

	Common Stock	Units	Common Stock				Common Stock				Price per Warrant
	July 2013 Financing		October 2014 Financing									Weighted
		Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2013	243,699	4,445	—	—	—	—	1,334	33,750	16,667	299,895	$22.50-300.00	$24.83
2014
Issued			258,519	258,519	258,519	62,045				837,602	$8.64	$8.64
Exchanged	(243,699)	(4,445)								(248,144)	$22.5	$22.50
Exercised				(39,295)						(39,295)	$8.64	$8.64
Forfeited/Cancelled										-	$—	$—
Outstanding, December 31, 2014	—	—	258,519	219,224	258,519	62,045	1,334	33,750	16,667	850,058	$8.64-300.00	$10.31
2015
Issued										—	$—	$—
Exercised			(246,108)	(12,409)	(258,518)					(517,035)	$1.79- 6.72	$2.40
Forfeited/Cancelled				(206,815)						(206,815)	11.25	11.25
Rounding due to July 29, 2015 reverse stock split			(3)		(1)	2				(2)	$—	$—
Outstanding, December 31, 2015	—	—	12,408	—	—	62,047	1,334	33,750	16,667	126,206	$1.79-300.00	$15.82

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

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of December 31, 2015, the base rent was $8,865. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years, see Note 12, Subsequent Events. The laboratory is being used to develop and manufacture the Company’s research products and the administration facility will be is used for sales and marketing and general administrative purposes. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year, see Note 12, Subsequent Events. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of December 31, 2015, the base rent was $12,192 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director, and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The Lease Agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are consistent with the terms that could be obtained for comparable facilities from an unaffiliated party.

On December 23, 2015, International Stem Cell Corporation’s wholly owned subsidiary, Lifeline Cell Technology LLC (“LCT” or “Tenant”) and St. John Properties, Inc. (“St. John” or “Landlord”), have entered into a seven year lease agreement (“Lease”) for the warehouse and office space (“Premises”). The Lease shall commence on the July 1, 2016. Concurrently with the execution of the Lease, LCT and St. John have entered into an Early Occupancy Letter Agreement (“EOL Agreement”) pursuant to which LCT shall be permitted to occupy certain Suites of the Premises starting February 15, 2016 and additional Suite starting March 1, 2016.

The Company incurred rent expense of $289,000 and $315,000 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015, are as follows (in thousands):

Amount
2016	$214
2017	143
2018	137
2019	134
Thereafter	468
Total	$1,096

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

LSC incurred $14,000 and $51,000 as commission expenses during the years ended December 31, 2015 and 2014, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the year ended December 31, 2015 for the Biomedical market segment, one major customer accounted for approximately 24% of consolidated revenues. During the year ended December 31, 2014 for the Biomedical market segment, one major customer accounted for 21% of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and four wholly-owned subsidiaries:

International Stem Cell Corporation, a research and development company, for the Therapeutic Market for clinical applications of hpSCs for the treatment of various diseases such as Parkinson’s disease, liver diseases and corneal blindness;

Cyto Therapeutics, PTY LTD, a research and development company, for the Therapeutic Market, which will conduct clinical trials in Australia for the use of hpSCs in the treatment of Parkinson’s disease;

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Years Ended
	December 31,
	2015	2014
Revenues:
Cosmetic market	$3,503	$3,507
Biomedical market	4,048	3,510
Total revenues	7,551	7,017
Operating expenses:
Therapeutic market	6,234	9,695
Cosmetic market	3,087	3,253
Biomedical market	2,794	2,749
Total operating expenses	12,115	15,697
Operating income (loss):
Therapeutic market	(6,234)	(9,695)
Cosmetic market	416	254
Biomedical market	1,254	761
Total operating loss	$(4,564)	$(8,680)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland; California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	For the Years Ended
	December 31,
	2015	2014
North America	$6,127	$5,632
Asia	999	943
Europe	388	393
All other regions	37	49
Total	$7,551	$7,017

12. Subsequent Events

On January 8, 2016, to obtain funding for working capital purposes and to refinance the indebtedness incurred on December 10, 2015, the Company issued an unsecured, non-convertible promissory note in the principal amount of $3,810,000 (the “Note”) to Dr. Andrey Semechkin in return for Dr. Semechkin (i) surrendering the note issued to him by the Company on December 10, 2015 in the principal amount of $3,110,000, and (ii) providing an additional $700,000 of funds to the Company. Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The principal amount under the Note accrues interest at a rate of One Half of One Percent (0.50%) per annum. The Note is due and payable March 10, 2016, but may be pre-paid by the Company without penalty at any time.

On January 8, 2016, the Company entered into a Note Conversion Agreement with Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer (the “Conversion Agreement”). The Conversion Agreement provides for the conversion of the outstanding principal amount and all accrued and unpaid interest under, the promissory note issued to Dr. Semechkin on January 8, 2016 into shares of the Company’s common stock (the “Common Stock”), Series A warrants to purchase shares of Common Stock and Series B warrants to purchase shares of Common Stock (collectively, the “Warrants” and, together with the Common Stock, the

“Securities”) on the terms and conditions equivalent to those offered to purchasers under the Company’s proposed offering set forth on the Registration Statement on Form S-1 (No. 333-205193).

In connection with the Conversion Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Dr. Semechkin which provides Dr. Semechkin with the right on one occasion to request registration of the common stock issued or issuable as part of the Securities, together with other shares of common stock issued to (or issuable on conversion of shares of preferred stock or exercise of warrants held by) Dr. Semechkin, his affiliates and members of his immediate family, but only at such time as the Company meets the requirements for the registration of securities on Form S-3, or such other registration statement allowing for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act of 1933, as amended, and providing for the incorporation by reference (similar to Form S-3) of future filings pursuant to the Securities Exchange Act of 1934, as amended.

On February 8, 2016, the Company entered into a Corporate Guarantee Agreement (“Guarantee”) with St. John Properties, Inc. (“St. John”). The Company leases warehouse and office spaces from St. John related to its subsidiary, Lifeline Cell Technology (“LCT”). Pursuant to such lease agreement St. John agreed to pay approximately $183,000 for certain capital improvements to the leased facility (“Capital Expenses”), provided that LCT continues to occupy the facility for the duration of the lease. Under the terms of the Guarantee the Company is obligated to reimburse St. John for the Capital Expenses if LCT ceases to occupy the facility in breach of the lease. The Company’s maximum obligation under the Guarantee will not exceed the then current value of the Capital Expenses or the initial cost of approximately $183,000, whichever is less, and shall be reduced by approximately $26,000 per year until the expiration of the Lease, at which point the Guarantee shall become null and void.

On February 26, 2016, the Company entered into an amendment to its existing facilities lease with Jason Court Partners, LLC. The amendment extended the term of the lease for five years, subject to the Company’s right to terminate the lease after three years with six month advance written notice

On March 3, 2016, the Company entered into an amendment to its existing facilities lease with S Real Estate Holding LLC (an affiliate of our CEO and Executive Vice President and Chief Scientific Officer). The amendment extended the term of the lease for one year (until February 28, 2017) and provided for a 3% increase in monthly rent.

On March 9, 2016, to refinance the indebtedness incurred on January 8, 2016, the Company issued an unsecured, non-convertible promissory note in the principal amount of $3,810,000 to Dr. Andrey Semechkin in return for Dr. Semechkin (i) surrendering the note issued to him by the Company on January 8, 2016 in the principal amount of $3,810,000. The principal amount under the Note accrues interest at a rate of One Half of One Percent (0.50%) per annum.  The Note is due and payable April 10, 2016. On March 15, 2016, the entire principal amount of promissory note issued on March 9, 2016, was converted to 3,810 shares of Series I-2 Preferred Stock, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of March 9, 2016.

On March 9,2016, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three investors, which included two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman providing for the issuance (the “Offering”) of (i) 2,000 shares of Series I-1 convertible preferred stock (the “Series I-1 Preferred Stock”) issuable to the institutional investors at a price of $1,000 per share, (ii) 4,310 shares of Series I-2 convertible preferred stock (the “Series I-2 Preferred Stock”, and together with the Series I-1 Preferred Stock, the “Preferred Stock”) issuable to Andrey Semechkin at a price of $1,000 per share, (iii) Series A Warrants (the “Series A Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $3.64 per share with a term of five years, (iv) Series B Warrants (the “Series B Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $1.75 per share with a term of six months and (v) Series C Warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Investor Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $1.75 per share with a term of twelve months. The closing of the Offering occurred on or about March 15, 2016 (the “Closing Date”), subject to satisfaction of customary closing conditions set forth in the Purchase Agreement. The Purchase Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Company received cash proceeds of $2.5 million on the closing date.

Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC. (the “Placement Agent”) acted as the exclusive placement agent for the Offering pursuant to a placement agency engagement letter, dated as of March 9, 2016, by and between the Placement Agent and the Company (the “Engagement Letter”). Upon the closing of the Offering, pursuant to the Engagement Letter, the Placement Agent received a placement agent fee of $200,000 and a warrant to purchase approximately 343,000 shares of common stock (the “Placement Agent Warrant”, together with the Investor Warrants, the “Warrants”) as well as the reimbursement of fees and expenses up to $50,000. Similar to the Series A Warrant, the Placement Warrant will have an initial exercise price of $3.64 per share, be immediately exercisable and will terminate on five years after the date of issuance.

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date.

The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the date of issuance of the Warrants.

The Company has also entered into a registration rights agreement (the “Registration Rights Agreement”) with the institutional investors pursuant to which the Company is obligated to file, within forty-five calendar days of the closing of the Offering, a registration statement to register the resale of (i) 200% of the shares of Common Stock issuable upon conversion of the Preferred Stock sold to the institutional investors, (ii) 100% of the shares of Common Stock issuable upon exercise of the Series A Warrants held by the institutional investors, and (iii) 200% of the shares of Common Stock issuable upon exercise of the Series B Warrants and Series C Warrants held by the institutional investors. Additionally, the Registration Rights Agreement provides for certain monetary penalties if the registration statements are not filed or declared effective prior to certain dates as set forth in the Registration Rights Agreement.

On March 24, 2016, the Company, granted a total of approximately 1 million shares of stock options at an exercise price of $3.75 to certain of the Company’s officers and employees.