Form 10-Q
period 2016-03-31
International Stem Cell CORP
filed 2016-05-16
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 13, 2016 the Registrant had 2,901,702 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Cash and cash equivalents	$1,542	$532
Accounts receivable, net of allowance for doubtful accounts of $12 and $20 at March 31, 2016 and December 31, 2015, respectively	461	539
Inventory, net	1,434	1,348
Prepaid expenses and other current assets	696	572
Total current assets	4,133	2,991
Property and equipment, net	379	375
Intangible assets, net	3,344	3,223
Non-current inventory	469	489
Deposits and other assets	63	60
Total assets	$8,388	$7,138
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$602	$1,092
Accrued liabilities	756	834
Related party payable	16	3,129
Advances	250	250
Fair value of warrant liability	19,616	239
Total current liabilities	21,240	5,544
Commitments and contingencies
Stockholders' Equity (Deficit)
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $370 and $366 at March 31, 2016 and December 31, 2015, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 shares issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 and 0 shares authorized at March 31, 2016 and December 31, 2015, respectively, 2,000 and 0 issued and outstanding at March 31, 2016 and December 31, 2015, respectively, with liquidation preferences of $2,000 and $0 at March 31, 2016 and December 31, 2015, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 and 0 shares authorized at March 31, 2016 and December 31, 2015, respectively, 4,310 and 0 issued and outstanding at March 31, 2016 and December 31, 2015, respectively, with liquidation preferences of $4,310 and $0 at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 720,000,000 shares authorized, 2,814,910 and 2,808,598 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	99,097	98,970
Accumulated deficit	(111,957)	(97,384)
Total stockholders' equity (deficit)	(12,852)	1,594
Total liabilities and stockholders' equity (deficit)	$8,388	$7,138

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Product sales	$1,616	$1,622
Total revenue	1,616	1,622
Expenses
Cost of sales	377	418
Research and development	579	1,118
Selling and marketing	648	654
General and administrative	1,179	1,398
Total expenses	2,783	3,588
Loss from operating activities	(1,167)	(1,966)
Other income (expense)
Change in fair value of warrant liability	(2,630)	679
Fair value of warrant liability in excess of proceeds	(9,902)	—
Financing transaction costs	(869)	—
Interest expense	(5)	(1)
Sublease income	—	1
Total other income (expense), net	(13,406)	679
Loss before income taxes	(14,573)	(1,287)
Provision for income taxes	—	—
Net loss	$(14,573)	$(1,287)
Net loss applicable to common stockholders	$(14,573)	$(1,287)
Net loss per common share-basic (1)	$(5.19)	$(0.79)
Net loss per common share-diluted (1)	$(5.19)	$(1.07)
Weighted average shares-basic (1)	2,809	1,637
Weighted average shares-diluted (1)	2,809	1,830

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2015 and the Three months ended March 31, 2016

(in thousands)

(2016 Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	1,596	$2	300	$—	—	$—	5,000	$5
Issuance of common stock
For services	20	—
From exercises of warrants	517	—
For fractional shares rounding up due to reverse stock split	5	—
Conversion of preferred stock	671	1	(50)	—
Warrant modification
Stock-based compensation
Net loss for the year ended December 31, 2015
Balance at December 31, 2015	2,809	3	250	—	—	—	5,000	5
Issuance of common stock
For services	6	—
Issuance of preferred stock
Stock-based compensation
Net loss for the period ended March 31, 2016
Balance at March 31, 2016	2,815	$3	250	$—	—	$—	5,000	$5

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Preferred Stock				Convertible Preferred Stock
									Additional		Total
	Series H-1		Series H-2		Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	1	$—	—	$—	—	$—	—	$—	$95,063	$(94,749)	$321
Issuance of common stock
For services									105		105
From exercises of warrants									3,166		3,166
For fractional shares rounding up due to reverse stock split									—		—
Conversion of preferred stock	(1)	—							(1)		—
Warrant modification									40		40
Stock-based compensation									597		597
Net loss for the year ended December 31, 2015										(2,635)	(2,635)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	98,970	(97,384)	1,594
Issuance of common stock
For services									24		24
Issuance of preferred stock					2	—	4	—	—		—
Stock-based compensation									103		103
Net loss for the period ended March 31, 2016										(14,573)	(14,573)
Balance at March 31, 2016	—	$—	—	$—	2	$—	4	$—	$99,097	$(111,957)	$(12,852)

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three
	Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(14,573)	$(1,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	131
Stock-based compensation expense	103	250
Common stock issued for services	24	25
Change in fair value of warrant liability	2,630	(679)
Fair value of warrant in excess of proceeds	9,902	—
Financing transaction costs	535	—
Allowance for bad debt	(8)	—
Allowance for inventory obsolescence	1	(98)
Impairment of intangible assets	10	52
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	86	17
(Increase) decrease in inventory	(67)	(53)
(Increase) decrease in prepaid assets and other current assets	(124)	101
(Increase) decrease in deposits	(3)	3
Increase (decrease) in accounts payable	(490)	1,095
Increase (decrease) in accrued liabilities	(78)	(326)
Increase (decrease) in related party payable	(3)	5
Net cash used in operating activities	(1,969)	(764)
Investing activities
Purchases of property and equipment	(61)	(15)
Payments for patent licenses and trademarks	(160)	(152)
Net cash used in investing activities	(221)	(167)
Financing activities
Proceeds from a bridge loan from a related party	700	—
Proceeds from issuance of preferred stock	2,500	—
Proceeds from exercise of warrants	—	431
Net cash provided by financing activities	3,200	431
Net increase (decrease) in cash and cash equivalents	1,010	(500)
Cash and cash equivalents, beginning of period	532	1,111
Cash and cash equivalents, end of period	$1,542	$611
Supplemental disclosure of cash flow information
Cash paid for interest	$14	$1
Release of warrant liability upon exercise of warrants	$—	$182
Conversion of bridge loan from a related party to equity	$3,810	$—

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $656,000 per month, excluding capital expenditures and patent costs averaging $74,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations through March 31, 2017. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2015.

The unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any other interim period or an entire year.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method for our Lifeline Cell Technology (“LCT”) cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care (“LSC”) products, and specific identification method for our Lifeline Cell Technology products.  Inventory balances are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the current period end is classified as non-current inventory on the balance sheet.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts totaling $12,000 and $20,000, respectively.            .

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $4,044,000 and $3,894,000 at March 31, 2016 and December 31, 2015, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $10,000 and $52,000 of impairments on its long-lived assets during the three months ended March 31, 2016 and 2015, respectively.

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

Deferred Revenue and Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the three months ended March 31, 2016 as compared to the years ended December 31, 2015 and 2014. At March 31, 2016 and December 31, 2015, the estimated allowance for sales returns was $10,000. At March 31, 2016 and December 31, 2015, net deferred revenue totaled $0.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of March 31, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$19,616	$—	$—	$19,616

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$239	$—	$—	$239

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2014	$4,216
Exercise of warrants	(1,997)
Adjustments to estimated fair value	(1,980)
Ending balance at December 31, 2015	239
Issuances of warrants	16,747
Adjustments to estimated fair value	2,630
Ending balance at March 31, 2016	$19,616

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, allowance for excess and obsolete inventories, allowance for sales returns and doubtful accounts, and transactions using the Black-Scholes option pricing model, e.g., warrants and stock options, as well as the Monte-Carlo valuation method for certain warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2016, there were 0 non-vested restricted stock awards, 204,913 vested and 1,078,390 non-vested stock options outstanding, and 11,286,201 warrants outstanding; and at March 31, 2015, there were 1,634 non-vested restricted stock awards, 785,945 warrants outstanding, and 144,310 vested and 58,660 non-vested stock options outstanding. These restricted stock awards, stock options and warrants, other than certain in-the-money warrants at March 31, 2015, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Warrants exercisable into 734,192 common shares were considered dilutive at March 31, 2015, however, their inclusion into the loss per share calculation did not yield a materially different result.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the three months ended March 31, 2016 and 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 was amended by ASU 2015-14 to delay the effective date. The new standard is effective for the Company on January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2019. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. ASU No. 2016-08 was amended by ASU No. 2016-10 to identify performance obligations and licensing. These amendments should be adopted concurrent with adoption of ASU 2014-09. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU No. 2016-09 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2016-09 on its consolidated financial statements.

2. Inventory

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$258	$245
Work in process	595	533
Finished goods	1,141	1,149
Total	1,994	1,927
Less: allowance for inventory excess and obsolescence	(91)	(90)
Inventory, net	$1,903	$1,837

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Machinery and equipment	$1,363	$1,354
Computer equipment	313	310
Office equipment	202	202
Leasehold improvements	757	757
Construction in progress	49	—
	2,684	2,623
Less: accumulated depreciation and amortization	(2,305)	(2,248)
Property and equipment, net	$379	$375

Depreciation expenses for the three months ended March 31, 2016 and 2015 were $57,000 and $99,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. As of March 31, 2016, the total amount capitalized related to the acquired Ocata licenses was $747,000 and $3,251,000 related to the other patent acquisition costs.

Patents and other intangible assets were recorded at cost of $4,044,000 and $3,894,000 at March 31, 2016 and December 31, 2015, respectively. Amortization expense for the three months ended March 31, 2016 and 2015 was $29,000 and $32,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of March 31, 2016 and December 31, 2015 was $700,000 and $671,000, respectively.

At March 31, 2016, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2016 (remaining nine months)	$90
2017	119
2018	119
2019	86
2020	70
Thereafter	2,814
Total	$3,298

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2016, no revenues were realized from this agreement.

	March 31,	December 31,
	2016	2015
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of March 31, 2016, the Company is authorized to issue 720,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Capital Transactions

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. In 2015, 50,000 shares of the Series B Preferred Stock were converted to 27,881 shares of common stock at a conversion price of $1.79. As of March 31, 2016 and December 31, 2015, there were 250,000 shares of the Series B Preferred issued and outstanding.

In March 2016, the Company issued Preferred Stock which had an initial conversion price of $1.75, as well as three series of warrants. Accordingly, such transaction triggered an adjustment in the current conversion price of the Series B Preferred to $1.75.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 47 shares of Series D Preferred Stock (“Series D Preferred”) for total proceeds of $4,700,000 at a price of $100,000 per Series D Preferred share.

10 shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern (formerly Ruslan Semechkin), Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of March 31, 2016 and December 31, 2015, there were 43 shares of the Series D Preferred issued and outstanding.

The Series D Preferred was initially convertible into shares of common stock at $37.50 per share, resulting in an initial conversion ratio of 2,667 shares of common stock for every share of Series D Preferred. The Series D Preferred has an anti-dilution clause whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series D Preferred, the conversion price of the Series D Preferred shall be adjusted downward to equal the price of the new securities. The Series D Preferred has priority over the Series B Preferred Stock, Series G Preferred Stock, Series I-1 Preferred, Series I-2 Preferred and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series D Preferred.

In March 2016, the Company issued Preferred Stock which had an initial conversion price of $1.75, as well as three series of warrants. Accordingly, such transaction triggered an adjustment in the current conversion price of the Series D Preferred to $1.75.

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

The Series G Preferred shares have priority over the Series B Preferred, Series I-1 Preferred, Series I-2 Preferred and common stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series G Preferred, but such payment may be made only after payment in full of the liquidation preferences payable to holders of any shares of Series D Preferred then outstanding. Each share of Series G Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As long as there are at least 1,000,000 shares of Series G Preferred outstanding, the holders of Series G Preferred have (i) the initial right to propose the nomination of two members of the Board, at least one of which such nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company’s next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be, and (ii) the right to approve any amendment to the certificate of incorporation, certificates of designation or bylaws, in manner adverse to the Series G Preferred, alter the percentage of board seats held by the Series G Preferred directors or increase the authorized number of shares of Series G Preferred. At least one of the two directors nominated by holders of the Series G Preferred shall be independent based on the NASDAQ listing requirements.

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

As of March 31, 2016 and December 31, 2015, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In March 2016, the Company issued Series I Preferred Stock which had an initial conversion price of $1.75, as well as three series of warrants. Accordingly, such transaction triggered an adjustment in the current conversion price and conversion ratio of the Series G Preferred to $8.43 per share and 0.1186 shares, respectively.

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

The number of shares issuable upon exercise of the Series A and Placement Agent Warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions, and pursuant to anti-dilution provisions. In addition, Purchasers have been granted rights of participation in future offerings of our securities for eighteen months from the date of the offering. As of December 31, 2015, all of Series H Preferred Stock have been converted to common stock, all of the Series B Warrants have been exercised or expired unexercised, and all of the Series C Warrants have been exercised.

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

The Warrants were immediately exercisable. As noted earlier above, on June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised. At October 20, 2015, all Series C Warrants were exercised. The exercise price of the Series A and Placement Agent Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of the Securities Purchase Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Securities Purchase Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Pursuant to the terms of the Securities Purchase Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A and Placement Agent Warrants was reset at $1.79 per share.  During the year ended December 31, 2015, the investors converted 1,981.60 shares of Series H Preferred Stock into approximately 643,000 shares of our common stock. As of March 31, 2016, there were no shares of Series H Preferred Stock outstanding.

See Note 9, Stock Options and Warrants, Warrants Issued with Series H Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B and C Warrants.

Series I Preferred Stock

On March 9, 2016, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three investors, which included two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman providing for the issuance (the “Offering”) of (i) 2,000 shares of Series I-1 convertible preferred stock (the “Series I-1 Preferred Stock”) issuable to the institutional investors at a price of $1,000 per share, (ii) 4,310 shares of Series I-2 convertible preferred stock (the “Series I-2 Preferred Stock”, and together with the Series I-1 Preferred Stock, the “Preferred Stock”) issuable to Andrey Semechkin at a price of $1,000 per share, (iii) Series A Warrants (the “Series A Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $3.64 per share with a term of five years, (iv) Series B Warrants (the “Series B Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $1.75 per share with a term of six months and (v) Series C Warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Investor Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $1.75 per share with a term of twelve months. The closing of the Offering occurred on March 15, 2016 (the “Closing Date”). The Purchase Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Company received cash proceeds of $2.5 million on the closing date.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. As of March 31, 2016, there were 6,310 shares of Series I Preferred Stock outstanding.

See Note 9, Stock Options and Warrants, Warrants Issued with Series I Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B and C Warrants.

Reserved Shares

At March 31, 2016, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	1,283,303
Options available for future grant	6,367
Convertible preferred stock	6,798,592
Warrants	11,286,201
19,374,463

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, and Series I Preferred transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended March 31, 2016 and 2015, the Company recorded $36,000 and $35,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

Between May 6, 2015 and March 9, 2016, to obtain funding for working capital purposes and to refinance the indebtedness incurred from multiple notes during this time frame, the Company borrowed a total of $3,810,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $3,810,000 (the “Note”) to Dr. Andrey Semechkin. The principal amount under the Note accrued interest at a rate of One Half of One Percent (0.50%) per annum.  The Note was due and payable April 10, 2016. On March 15, 2016, the entire principal amount of the promissory note issued on March 9, 2016, was converted to 3,810 shares of Series I-2 Preferred Stock, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), dated as of March 9, 2016.

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

Total stock-based compensation expense for the three months ended March 31, 2016 and 2015 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
Cost of sales	$6	$7
Research and development	35	60
Selling and marketing	10	9
General and administrative	52	174
	$103	$250

Unrecognized compensation expense related to stock options as of March 31, 2016 was $2.8 million, which is expected to be recognized over a weighted average period of approximately 3.63 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.55%	1.75%
Expected stock price volatility	101.00%	93.54%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	6.08 years	6.08 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term
Outstanding at December 31, 2014	142,244	$128.47
Granted	76,271	$3.66
Exercised	—	$—
Canceled or expired	(17,606)	$105.46
Outstanding at December 31, 2015	200,909	$83.10
Granted	1,032,800	$3.75
Exercised	—	$—
Canceled or expired	(1,136)	$21.46
Outstanding at March 31, 2016	1,232,573	$16.67	9.46 years	$449,230
Vested and expected to vest at March 31, 2016	1,016,880	$19.36	9.35 years	$374,476
Exercisable at March 31, 2016	154,183	$104.21	6.18 years	$65,813

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plans	Share	Term	(in thousands)
Outstanding at December 31, 2014	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2015	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at March 31, 2016	50,730	$92.31	3.61 years	$—

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock at zero or a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by the Company for the original purchase price following the awardee’s termination of service. Beginning in 2013, additional annual grants of restricted stock awards have been made to the non-employee members of the board of directors as partial compensation for their services. These awards vest quarterly at the end of each quarter. In addition, the Company has made restricted stock awards to non-employee consultants for their services, which generally vest in one year or less.

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2014	968	$24.00
Granted	19,547	$4.95
Vested	(20,515)	$5.81
Forfeited	—	$—
Unvested at December 31, 2015	—	$—
Granted	6,312	$3.86
Vested	(6,312)	$3.86
Forfeited	—	$—
Unvested at March 31, 2016	$—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the three months ended March 31, 2016 and 2015 was approximately $24,000 and $17,000, respectively. The Company recognized approximately $24,000 and $25,000 of stock-based compensation expense related to the restricted stock awards for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, total unrecognized compensation costs related to unvested awards was $0.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2015 and March 31, 2016 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at March 31, 2016: for Series A Warrants and the Placement Agent Warrants, stock price of $4.10 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.5%; risk free interest rate on U.S. treasury notes of 0.87%; warrant expiration of 4.04 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three months ended March 31, 2016, the Company recorded a net change in fair value of warrant liability gain of $40,000 in the condensed consolidated statements of operations related to the remaining outstanding warrants from the October 2014 financing.

Series B Warrant Exercises - During the year ended December 31, 2015, the Company received net proceeds of $83,388 upon the exercise of 12,409 of the Series B Warrants by, Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and director. On June 20, 2015, the remaining unexercised outstanding Series B Warrants of 206,815 shares expired.

Series C Warrant Exercises - During the year ended December 31, 2015, the Company received net proceeds of $681,000 upon the exercise of 258,518 of the Series C Warrants by, Dr. Andrey Semechkin and Dr. Russell Kern, the Company’s Co-Chairman and Chief Executive Officer and Executive Vice President and Chief Scientific Officer and director, respectively, and other holders of the Series C Warrants. At October 20, 2015, all Series C Warrants were exercised.

Series A Warrant Exercises - During the year ended December 31, 2015, the Company received net proceeds of $404,000 upon the exercise of 246,108 of the Series A Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and other holders of the Series A Warrants.

Series A and Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the Securities Purchase Agreement, the exercise price of the Series A and Placement Agent Warrants was reset at $1.75 per share.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance and March 31, 2016 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at March 31, 2016 for Series A Warrants and the Placement Agent Warrants, stock price of $4.10 and warrant exercise price of $3.64 as of the valuation date; the Company’s historical stock price volatility of 94.5%; risk free interest rate on U.S. treasury notes of 1.21%; warrant expiration of 4.96 years; and a zero dividend rate, for Series B Warrants, stock price of $4.10 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.5%; risk free interest rate on U.S. treasury notes of 0.39%; warrant expiration of 0.46 years; and a zero dividend rate, for Series C Warrants, stock price of $4.10 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.5%; risk free interest rate on U.S. treasury notes of 0.59%; warrant expiration of 0.96 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series I Preferred shares, Series A, Series B and Series C Warrants by $9,902,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of approximately $5,627,000, $5,658,000, $4,927,000 and $535,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $16,747,000 at issuance. During the three months ended March 31, 2016, the Company recorded a net change in fair value of warrant liability loss of $2.7 million in the condensed consolidated statements of operations related to the outstanding warrants from the March 2016 financing.

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

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, vesting over four quarters, and a warrant term of five years. As of March 31, 2016 and December 31, 2015, there were 1,334 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through March 31, 2016 were as follows:

	Common Stock				Common Stock				Common Stock				Price per Warrant
	March 2016 Financing				October 2014 Financing										Weighted
				Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total			Average
	Series A	Series B	Series C	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range		Exercise Price
Outstanding, December 31, 2014	—	—	—	—	258,519	219,224	258,519	62,045	1,334	33,750	16,667	850,058		$8.64-300.00	$10.31
2014
Issued												—		$—	$—
Exercised					(246,108)	(12,409)	(258,518)					(517,035)		$1.79-6.72	$2.40
Forfeited/Cancelled						(206,815)						(206,815)		$11.25	$11.25
Rounding due to July 29, 2015 reverse tock split					(3)		(1)	2				(2)		—	—
Outstanding, December 31, 2015	—	—	—	—	12,408	—	—	62,047	1,334	33,750	16,667	126,206		$1.79-300	$15.82
2015
Issued	3,605,713	3,605,713	3,605,713	342,856								11,159,995		$1.75-3.64	$2
Exercised												—	$		$
Forfeited/Cancelled												—	$		$
Outstanding, March 31, 2016	3,605,713	3,605,713	3,605,713	342,856	12,408	—	—	62,047	1,334	33,750	16,667	11,286,201		$1.75-300.00	$2.57

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

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of March 31, 2016, the base rent was $6,785. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is used to develop and manufacture the Company’s research products. clean rooms, water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. The Company began paying rent at an initial rate of $5,118 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. The current base rent is $12,557 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

The Company incurred rent expense of $72,000 and $73,000 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016, are as follows (in thousands):

Amount
2016 (remaining nine months)	$250
2017	168
2018	138
2019	134
2020	134
Thereafter	334
Total	$1,158

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $3,000 and $5,000 as commission expenses during the three months ended March 31, 2016 and 2015, respectively, under the terms of this agreement.

Customer Concentration

During the three ended March 31, 2016 and 2015 for the Biomedical market segment, one customer accounted for 19% and 14% of consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three months ended March 31, 2016 for the Biomedical market segment, one vendor accounted for 12% of consolidated purchases.  During the three months ended March 31, 2015 for the Cosmetic market segment, one vendor accounted for 10% of consolidated purchases. No other single vendor accounted for more than 10% of purchases for any period presented.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Cosmetic market	$763	$841
Biomedical market	853	781
Total revenues	1,616	1,622
Operating expenses:
Therapeutic market	1,460	2,236
Cosmetic market	712	712
Biomedical market	611	640
Total operating expenses	2,783	3,588
Operating income (loss):
Therapeutic market	(1,460)	(2,236)
Cosmetic market	51	129
Biomedical market	242	141
Total operating loss	$(1,167)	$(1,966)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Victoria, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
North America	$1,325	$1,300
Asia	201	213
Europe	79	90
All other regions	11	19
Total	$1,616	$1,622

12. Subsequent Events

On May 13, 2016, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation, as amended, reducing the authorized number of shares of common stock from 720,000,000 shares to 120,000,000 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2015. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward looking statements are discussed in Item 1A of Part II of this report.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We have generated product revenues from our two commercial businesses of $1.6 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which will be used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. We have started the enrollment of patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of moderate to severe Parkinson’s disease. We anticipate receiving preliminary clinical data from this trial in the fourth quarter of 2016.

In November 2014 in an important ruling the FDA cleared our human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of advancing stem cell therapies based on our core technology into clinical development and on to commercialization. Although the first Phase I study will be conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

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

Results of Operations

Revenues

Revenue for the three months ended March 31, 2016, totaled $1.6 million, compared to $1.6 million for the three months ended March 31, 2015. LCT contributed $853,000 or 53% of total revenue for the three months ended March 31, 2016, compared to $781,000 or 48% for the three months ended March 31, 2015. The increase of $72,000 or 9% in LCT’s revenue for 2016 was driven primarily by higher sales of media and custom products. LSC’s revenue of $763,000 for the three months ended March 31, 2016 accounted for 47% of total revenue, compared to $841,000 or 52% of total revenue for the three months ended March 31, 2015. The decrease of $78,000 or 9% in LSC’s revenue consists primarily of a decrease of $23,000 in professional sales, and a decrease of $55,000 in e-commerce and international sales.

Cost of sales

Cost of sales for the three months ended March 31, 2016 was $377,000 or 23% of revenue, compared to $418,000 or 26% of revenue for the three months ended March 31, 2015. While our overall cost of sales as a percentage of revenue stayed relatively unchanged, LCT’s cost of sales as a percentage of LCT’s revenue decreased approximately 7 percentage points and LSC’s cost of sales as a percentage of LSC’s revenue decreased approximately 1 percentage point. LCT’s cost of sales for the three months ended March 31, 2016 was $268,000 or 31% of LCT’s revenue, compared to $295,000 or 38% of LCT’s revenue for the three months ended March 31, 2015. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the three months ended March 31, 2016, compared to the corresponding period in 2015. LSC’s cost of sales was $109,000 or 14% of LSC’s revenue for the three months ended March 31, 2016, compared to $123,000 or 15% of LSC’s revenue for the three months ended March 31, 2015. The nominal decrease in cost of sales for LSC is primarily attributable to lower material costs.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $579,000 for the three months ended March 31, 2016, compared to $1.12 million for the same period in 2015. The decrease of $539,000 or 48% is primarily due to decreased stem cell line research and preclinical testing expenses of $534,000, a reduction in employee-related spending of $22,000, decreased stock-based compensation of $25,000, partially offset by increased consulting costs of $66,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. We have experienced decreased R&D expenditures in 2016 to-date as a result of the completion of pre-clinical studies. However, we anticipate that R&D expenditures increases going forward as a result of the Phase I/IIa clinical study which started in first quarter of 2016.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended March 31, 2016 were $648,000, compared to $654,000 in the three months ended March 31, 2015. While the overall selling and marketing expenses stayed relatively unchanged, lower expenses for consulting services of $13,000 and marketing expenses of $21,000 was partially offset by higher employee-related expenses of $25,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $1.2 million, reflecting a decrease of $219,000 or 16%, compared to $1.4 million for the same period in 2015. The decrease is primarily attributable to decreases in stock based compensation expense of $122,000, employee related costs of $93,000, patent impairment expenses of $41,000, and depreciation expenses of $38,000, partially offset by increases in franchise tax expenses of $46,000 and consulting expenses of $17,000.

Other Income/Expense

Other expense was $13.4 million for the three months ended March 31, 2016, compared to other income of $679,000 for the three months ended March 31, 2015. The increase of $14.1 million in net other expense is mainly due to an increase of $9.9 million of other expense related to the fair value of warrants issued in the March 2016 financing transaction in excess of proceeds, an increase of $869,000 of financing expenditures and an increase of $3.3 million of expense related to the change in fair value of warrant liability.

Liquidity and Capital Resources

As of March 31, 2016, our cash and cash equivalents totaled $1.5 million, compared to $532,000 as of December 31, 2015. At March 31, 2016, we had a working capital deficit of $17.1 million, compared to a $2.6 million deficit as of December 31, 2015. The $14.6 million increase in working capital deficit is primarily due to $19.4 million increase in the fair value of the warrant liability related to our March 2016 and October 2014 Securities Purchase Agreements, $78,000 decrease in accounts receivable, partially offset by $3.1 million decrease in related party payable, $1.0 million increase in cash and cash equivalents and restricted cash, decrease in accounts payable and accrued liabilities of $568,000, $86,000 increase in inventory and $124,000 increase in prepaid and other current assets.

Operating Cash Flows

Net cash used in operating activities was $1.97 million for the three months ended March 31, 2016, compared to $764,000 for the corresponding period in 2015. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $1.29 million, decrease in accounts receivable of $86,000, increase in inventory of $67,000, increase in deposits, prepaid and other assets of $127,000, and decrease in accounts payable and accrued liabilities of $568,000 in the three months ended March 31, 2016, compared to $1.6 million of net loss after non-cash adjustments, decrease in accounts receivable of $17,000, increase in inventory of $53,000, decrease in prepaid and other assets of $101,000, and increase in accounts payable and accrued liabilities of $769,000 for the same period in 2015.

Investing Cash Flows

Net cash used in investing activities was $221,000 for the three months ended March 31, 2016, compared to $167,000 in the same period in 2015. The increase was primarily the result of higher payments for capital expenditure of $46,000.

Financing Cash Flows

Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2016, compared to $431,000 in the same period in 2015. During the three months ended March 31, 2016, $700,000 was received from a bridge loan from a related party having a maturity date of April, 10 2016 (which was subsequently converted to Series I-2 Preferred Stock on March 15, 2016) and $2.5 million was received from the proceeds of March 2016 financing. Approximately $431,000 was received during the first quarter of 2015 from exercises of warrants from the October 2014 financing transaction.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the three months ended March 31, 2016, our average burn rate was approximately $656,000 per month, excluding capital expenditures and patent costs averaging $74,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations through March 31, 2017. The Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at March 31, 2016, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have provided updated risk factors below. The risk factors set forth below with an asterisk (*) following the title are new risk factors or risk factors that contain material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our common stock could decline.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

Since January 1, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the three months ended March 31, 2016 was approximately $656,000 per month excluding capital expenditures and patent costs averaging $74,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

In addition, we or the FDA (or other applicable regulatory agency) may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA (or other regulatory agency) finds deficiencies in our submissions or the conduct of these trials.

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

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

●	design and conduct clinical trials;
●	fund research and development activities with us;
●	pay us fees upon the achievement of milestones; and
●	market with us any commercial products that result from our collaborations.

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

During the three months ended March 31, 2016, we derived approximately 19% of our revenues from one customer.

During the three months ended March 31, 2016, one customer accounted for 19% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of March 31, 2016, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern (formerly Ruslan Semechkin), Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 81% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of March 31, 2016. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G and Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.75 to $8.43 per share as of March 31, 2016). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of five series of preferred stock that remain outstanding, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock. The terms of the various series of Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D and Series G Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

The sale or issuance of our common stock to holders of Series I Preferred Stock (“holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

The holders may ultimately convert all, some or none of the Series I Convertible Preferred Stock into shares of our common stock, exercise all, some or none of the Series A, B, and C warrants into shares of our common stock. Such shares acquired by such holders may be sold, as such holders may sell all, some or none of those shares. Therefore, the conversion of the preferred stock and exercise of warrants by such holders will result in substantial dilution to the interests of other holders of our common stock. Additionally, the conversion into a substantial number of shares of our common stock such holders, or the anticipation of such conversion, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At March 31, 2016, there were 11,286,201, warrants outstanding, and 204,913 vested and 1,078,390 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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
Dated: May 16, 2016
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

4.8

Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
10.1	Form of Note issued on January 8, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 12, 2016).
10.2

Note Conversion Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 12, 2016).

10.3

Registration Rights Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 12, 2016).

Exhibit	Description
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 10, 2016).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.6	Placement Agent Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 10, 2016).
10.7	Form of Note issued on March 9, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 10, 2016).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.