Form 10-Q
period 2016-06-30
International Stem Cell CORP
filed 2016-08-15
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 12, 2016 the Registrant had 3,231,236 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Cash and cash equivalents	$768	$532
Accounts receivable, net of allowance for doubtful accounts of $12 and $20 at June 30, 2016 and December 31, 2015, respectively	518	539
Inventory, net	1,368	1,348
Prepaid expenses and other current assets	666	572
Total current assets	3,320	2,991
Property and equipment, net	431	375
Intangible assets, net	3,520	3,223
Non-current inventory	532	489
Deposits and other assets	58	60
Total assets	$7,861	$7,138
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$743	$1,092
Accrued liabilities	681	834
Related party payable	21	3,129
Advances	250	250
Fair value of warrant liability	7,148	239
Total current liabilities	8,843	5,544
Commitments and contingencies
Stockholders' Equity (Deficit)
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $374 and $366 at June 30, 2016 and December 31, 2015, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 and 0 shares authorized at June 30, 2016 and December 31, 2015, respectively, 1,820 and 0 issued and outstanding at June 30, 2016 and December 31, 2015, respectively, with liquidation preferences of $1,820 and $0 at June 30, 2016 and December 31, 2015, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 and 0 shares authorized at June 30, 2016 and December 31, 2015, respectively, 4,310 and 0 issued and outstanding at June 30, 2016 and December 31, 2015, respectively, with liquidation preferences of $4,310 and $0 at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 120,000,000 and 720,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively, 3,191,236 and 2,808,598 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	100,048	98,970
Accumulated deficit	(101,038)	(97,384)
Total stockholders' equity (deficit)	(982)	1,594
Total liabilities and stockholders' equity (deficit)	$7,861	$7,138

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Product sales	$1,916	$1,815	$3,532	$3,437
Total revenue	1,916	1,815	3,532	3,437
Expenses
Cost of sales	506	516	883	934
Research and development	852	567	1,431	1,685
Selling and marketing	651	602	1,299	1,256
General and administrative	1,156	1,067	2,335	2,465
Total expenses	3,165	2,752	5,948	6,340
Loss from operating activities	(1,249)	(937)	(2,416)	(2,903)
Other income (expense)
Change in fair value of warrant liability	12,227	1,702	9,597	2,381
Fair value of warrant liability in excess of proceeds	—	—	(9,902)	—
Financing transaction costs	(59)	—	(928)	—
Interest expense	(1)	(2)	(6)	(3)
Warrant modification expense	—	(40)	—	(40)
Sublease income	—	—	—	1
Miscellaneous income	1	—	1	—
Total other income (expense), net	12,168	1,660	(1,238)	2,339
Income (loss) before income taxes	10,919	723	(3,654)	(564)
Provision for income taxes	—	—	—	—
Net income (loss)	$10,919	$723	$(3,654)	$(564)
Net income (loss) applicable to common stockholders	$10,919	$723	$(3,654)	$(564)
Net income (loss) per common share-basic (1)	$3.76	$0.40	$(1.28)	$(0.33)
Net income (loss) per common share-diluted (1)	$0.26	$(0.52)	$(1.28)	$(1.61)
Weighted average shares-basic (1)	2,903	1,800	2,856	1,719
Weighted average shares-diluted (1)	5,742	1,881	2,856	1,829

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2015 and the Six months ended June 30, 2016

(in thousands)

(2016 Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	1,596	$2	300	$—	—	$—	5,000	$5
Issuance of common stock
For services	20	—
From exercises of warrants	517	—
For fractional shares rounding up due to reverse stock split	5	—
Conversion of preferred stock	671	1	(50)	—
Warrant modification
Stock-based compensation
Net loss for the period ended December 31, 2015
Balance at December 31, 2015	2,809	3	250	—	—	—	5,000	5
Issuance of common stock
For services	18	—
From exercises of warrants	261	—
Issuance of preferred stock
Conversion of preferred stock	103	—
Stock-based compensation
Net loss for the period ended June 30, 2016
Balance at June 30, 2016	3,191	$3	250	$—	—	$—	5,000	$5

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Preferred Stock
									Additional		Total
	Series H-1		Series H-2		Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	1	$—	—	$—	—	$—	—	$—	$95,063	$(94,749)	$321
Issuance of common stock
For services									105		105
From exercises of warrants									3,166		3,166
For fractional shares rounding up due to reverse stock split									—		—
Conversion of preferred stock	(1)	—							(1)		—
Warrant modification									40		40
Stock-based compensation									597		597
Net loss for the period ended December 31, 2015										(2,635)	(2,635)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	98,970	(97,384)	1,594
Issuance of common stock
For services									49		49
From exercises of warrants									639		639
Issuance of preferred stock					2	—	4	—	—		—
Conversion of preferred stock					—	—			—		—
Stock-based compensation									390		390
Net loss for the period ended June 30, 2016										(3,654)	(3,654)
Balance at June 30, 2016	—	$—	—	$—	2	$—	4	$—	$100,048	$(101,038)	$(982)

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six
	Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,654)	$(564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	246
Stock-based compensation expense	390	342
Common stock issued for services	49	54
Change in fair value of warrant liability	(9,597)	(2,381)
Warrant modification expense	—	40
Fair value of warrant in excess of proceeds	9,902	—
Financing transaction costs	535	—
Allowance for bad debt	(8)	(1)
Allowance for inventory obsolescence	2	(44)
Impairment of intangible assets	12	99
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	29	93
(Increase) decrease in inventory	(65)	(198)
(Increase) decrease in prepaid assets and other assets	(94)	(89)
(Increase) decrease in deposits	2	(7)
Increase (decrease) in accounts payable	(349)	(90)
Increase (decrease) in accrued liabilities	(153)	(400)
Increase (decrease) in related party payable	2	12
Net cash used in operating activities	(2,832)	(2,888)
Investing activities
Purchases of property and equipment	(163)	(26)
Proceeds from sale of property and equipment	1	—
Payments for patent licenses and trademarks	(368)	(336)
Net cash used in investing activities	(530)	(362)
Financing activities
Proceeds from a bridge loan from a related party	700	2,262
Proceeds from issuance of preferred stock	2,500	—
Proceeds from exercise of warrants	398	431
Net cash provided by financing activities	3,598	2,693
Net increase (decrease) in cash and cash equivalents	236	(557)
Cash and cash equivalents, beginning of period	532	1,111
Cash and cash equivalents, end of period	$768	$554
Supplemental disclosure of cash flow information
Cash paid for interest	$14	$2
Release of warrant liability upon exercise of warrants	$241	$182
Conversion of bridge loan from a related party to equity	$3,810	$—

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

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets cosmetic products, utilizing an extract derived from the Company’s human parthenogenetic stem cells and the Company’s proprietary small molecule technology.

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which is conducting clinical trials in Australia for the use of human parthenogenetic stem cells (hpSCs) in the treatment of Parkinson’s disease.

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $472,000 per month, excluding capital expenditures and patent costs averaging $88,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations at least through June 30, 2017. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of June 30, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts totaling $12,000 and $20,000, respectively.            .

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $4,250,000 and $3,894,000 at June 30, 2016 and December 31, 2015, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $2,000 and $47,000 of impairments on its long-lived assets during the three months ended June 30, 2016 and 2015, respectively. The Company recognized $12,000 and $99,000 of impairments on its long-lived assets during the six months ended June 30, 2016 and 2015, respectively.

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

Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the six months ended June 30, 2016 as compared to the years ended December 31, 2015 and 2014. At June 30, 2016 and December 31, 2015, the estimated allowance for sales returns was $10,000.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of June 30, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$4	$4	$—	$—
LIABILITIES:
Warrants to purchase common stock	$7,148	$—	$—	$7,148

The table below sets forth a summary of the fair values of the Company’s assets and liabilities as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS:
Cash equivalents	$5	$5	$—	$—
LIABILITIES:
Warrants to purchase common stock	$239	$—	$—	$239

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2014	$4,216
Exercise of warrants	(1,997)
Adjustments to estimated fair value	(1,980)
Ending balance at December 31, 2015	239
Issuances of warrants	16,747
Exercise of warrants	(241)
Adjustments to estimated fair value	(9,597)
Ending balance at June 30, 2016	$7,148

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2016 and December 31, 2015 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2016, there were 0 non-vested restricted stock awards, 215,277 vested and 1,375,460 non-vested stock options outstanding, and 10,999,229 warrants outstanding; and at June 30, 2015, there were 667 non-vested restricted stock awards, 579,130 warrants outstanding, and 152,191 vested and 43,630 non-vested stock options outstanding. These restricted stock awards, stock options and warrants, other than certain in-the-money warrants at June 30, 2015, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Warrants exercisable into approximately 7.0 million common shares were considered dilutive for the three months ended June 30, 2016 and included in the diluted income per share, but anti-dilutive for the six months ended June 30, 2016 and excluded from the diluted loss per share. Warrants exercisable into 527,379 common shares were considered dilutive at June 30, 2015 and were included in the diluted loss per share calculation.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the six months ended June 30, 2016 and 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which states that an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  ASU No. 2015-11 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company will be its 2017 fiscal first quarter.  The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

2. Inventory

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$307	$245
Work in process	610	533
Finished goods	1,071	1,149
Total	1,988	1,927
Less: allowance for inventory obsolescence	(88)	(90)
Inventory, net	$1,900	$1,837

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Machinery and equipment	$1,361	$1,354
Computer equipment	419	310
Office equipment	208	202
Leasehold improvements	761	757
Construction in progress	18	—
	2,767	2,623
Less: accumulated depreciation and amortization	(2,336)	(2,248)
Property and equipment, net	$431	$375

Depreciation expenses for the three and six months ended June 30, 2016 were $49,000 and $106,000, respectively. During the same periods in the prior year, depreciation expenses were $95,000 and $194,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. As of June 30, 2016, the total amount capitalized related to the acquired Ocata licenses was $747,000 and $3,445,000 related to the other patent acquisition costs.

Patents and other intangible assets were recorded at cost of $4,250,000 and $3,894,000 at June 30, 2016 and December 31, 2015, respectively. Amortization expense for the three and six months ended June 30, 2016 was $30,000 and $59,000, respectively. Amortization expense for the three and six months ended June 30, 2015 was $20,000 and $52,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of June 30, 2016 and December 31, 2015 was $730,000 and $671,000, respectively.

At June 30, 2016, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2016 (remaining six months)	$61
2017	122
2018	122
2019	88
2020	72
Thereafter	2,998
Total	$3,463

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2016, no revenues were realized from this agreement.

	June 30,	December 31,
	2016	2015
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of June 30, 2016, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. In 2015, 50,000 shares of the Series B Preferred Stock were converted to 27,881 shares of common stock at a conversion price of $1.79. As of June 30, 2016 and December 31, 2015, there were 250,000 shares of the Series B Preferred issued and outstanding.

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

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern (formerly Ruslan Semechkin), Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of June 30, 2016 and December 31, 2015, there were 43 shares of the Series D Preferred issued and outstanding.

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

Series G Preferred Stock

On March 9, 2012, the Company entered into a Series G Preferred Stock Purchase Agreement with AR Partners, LLC (the “Purchaser”) to sell 5,000,000 shares of Series G Preferred Stock (“Series G Preferred”) at a price of $1.00 per Series G Preferred share, for a total purchase price of $5,000,000. The Purchaser is an affiliate of Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director.

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

As of June 30, 2016 and December 31, 2015, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In March 2016, the Company issued Series I Preferred Stock which had an initial conversion price of $1.75, as well as three series of warrants. Accordingly, such transaction triggered an adjustment in the conversion price and conversion ratio of the Series G Preferred to $8.43 per share and 0.1186 shares, respectively. In May 2016, the Company’s registration statement on Form S-1 became effective, which triggered the exercise price reset of the Series A Warrants and the Placement Agent Warrants issued in March 2016 from $3.64 to $2.60. Accordingly, the conversion price and conversion ratio of the Series G Preferred were further adjusted to $7.39 and 0.1352, respectively.

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Series H Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey and Russell Kern, the Company’s Chief Executive Officer and Co-Chairman and Executive Vice President and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 258,519 shares of common stock at an initial conversion price of $9.6705, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $13.8150 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to

258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million. On June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised. As of October 20, 2015, all remaining Series C Warrants were fully exercised.

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

The Warrants were immediately exercisable. As noted earlier above, on June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised. At October 20, 2015, all Series C Warrants were exercised. The exercise price of the Series A and Placement Agent Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of the Series H Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the Series H Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Series H Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

H.C. Wainwright & Co. (the “Placement Agent”) acted as the exclusive placement agent for the Series H Agreement pursuant to a placement agency engagement letter, dated as of September 23, 2014, by and between the Placement Agent and the Company (the “Engagement Letter”). Upon the closing of the Series H Agreement, pursuant to the Engagement Letter, the Placement Agent received a placement agent fee of $200,000 and a warrant to purchase approximately 62,045 shares of common stock, as well as the reimbursement of fees and expenses up to $50,000. Similar to the Series A Warrant, the placement agent warrant will have an initial exercise price of $13.815 per share, be immediately exercisable and will terminate 5.5 years after the date of issuance. In addition, the Placement Agent Warrants have the same down-round protection as the Series A Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014 registering 200% of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock.

Pursuant to the terms of the Series H Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A and Placement Agent Warrants was reset at $1.79 per share.  During the year ended December 31, 2015, the investors converted 1,981.60 shares of Series H Preferred Stock into approximately 643,000 shares of our common stock. As of June 30, 2016, there were no shares of Series H Preferred Stock outstanding.

See Note 9, Stock Options and Warrants, Warrants Issued with Series H Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B and C Warrants.

Series I Preferred Stock

On March 9, 2016, the Company, entered into a Securities Purchase Agreement (the “Series I Agreement”) with three investors, which included two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman providing for the issuance (the “Offering”) of (i) 2,000 shares of Series I-1 convertible preferred stock (the “Series I-1 Preferred Stock”) issuable to the institutional investors at a price of $1,000 per share, (ii) 4,310 shares of Series I-2 convertible preferred stock (the “Series I-2 Preferred Stock”, and together with the Series I-1 Preferred Stock, the “Preferred Stock”) issuable to Andrey Semechkin at a price of $1,000 per share, (iii) Series A Warrants (the “Series A Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $3.64 per share with a term of five years, (iv) Series B Warrants (the “Series B Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $1.75 per share with a term of six months and (v) Series C Warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Investor Warrants”) to purchase up to approximately 3.6 million shares of common stock at an initial exercise price of $1.75 per share with a term of twelve months. The closing of the Offering occurred on March 15, 2016 (the “Closing Date”). The Series I Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Company received cash proceeds of $2.5 million on the closing date.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the six months ended June 30, 2016, the investors converted approximately 180 shares of the Series I Preferred Stock into 102,857 shares of our common stock. As of June 30, 2016, there were 6,130 shares of Series I Preferred Stock outstanding.

See Note 9, Stock Options and Warrants, Warrants Issued with Series I Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B and C Warrants.

Reserved Shares

At June 30, 2016, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	1,590,737
Options available for future grant	2,186,807
Convertible preferred stock	6,779,098
Warrants	10,999,229
21,555,871

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, and Series I Preferred transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended June 30, 2016 and 2015, the Company recorded $38,000 and $35,000, respectively, in rent expense that was related to the facility lease arrangement with related parties. For the six months ended June 30, 2016 and 2015, the Company recorded $73,000 and $69,000, respectively, related to the same arrangement with the related party.

Between May 6, 2015 and March 9, 2016, to obtain funding for working capital purposes and to refinance the indebtedness incurred from multiple notes during this time frame, the Company borrowed a total of $3,810,000 from Dr. Andrey Semechkin, the Company’s

Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $3,810,000 (the “Note”) to Dr. Andrey Semechkin. The principal amount under the Note accrued interest at a rate of One Half of One Percent (0.50%) per annum.  The Note was due and payable April 10, 2016. On March 15, 2016, the entire principal amount of the promissory note issued on March 9, 2016, was converted to 3,810 shares of Series I-2 Preferred Stock, pursuant to the Series I Agreement, dated as of March 9, 2016.

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

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 3,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan, as amended. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

Total stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Cost of sales	$8	$7	$14	$14
Research and development	141	31	176	91
Selling and marketing	17	8	27	17
General and administrative	121	46	173	220
	$287	$92	$390	$342

Unrecognized compensation expense related to stock options as of June 30, 2016 was $3.1 million, which is expected to be recognized over a weighted average period of approximately 3.39 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.41%	0.00%	1.52%	1.75%
Expected stock price volatility	102.26%	0.00%	100.00%	93.54%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	5.91 years	0.0 years	6.02 years	6.1 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2014	142,244	$128.47
Granted	76,271	$3.66
Exercised	—	$—
Canceled or expired	(17,606)	$105.46
Outstanding at December 31, 2015	200,909	$83.10
Granted	1,346,800	$3.41
Exercised	—	$—
Canceled or expired	(7,702)	$17.78
Outstanding at June 30, 2016	1,540,007	$13.74	9.34 years	$—
Vested and expected to vest at June 30, 2016	1,309,353	$15.51	9.28 years	$—
Exercisable at June 30, 2016	164,547	$97.77	6.13 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2014	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2015	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at June 30, 2016	50,730	$92.31	3.36 years	$—

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2014	968	$24.00
Granted	19,547	$4.95
Vested	(20,515)	$5.81
Forfeited	—	$—
Unvested at December 31, 2015	—	$—
Granted	18,438	$2.64
Vested	(18,438)	$2.64
Forfeited	—	$—
Unvested at June 30, 2016	$—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the six months ended June 30, 2016 and 2015 was approximately $49,000 and $64,000, respectively. The Company recognized approximately $25,000 and $30,000 of stock-based compensation expense related to the restricted stock awards for the three months ended June 30, 2016 and 2015, respectively. Additionally, during the six months ended June 30, 2016 and 2015,the Company recognized approximately $49,000 and $55,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of June 30, 2016, total unrecognized compensation costs related to unvested awards was $0.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2015 and June 30, 2016 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at June 30, 2016: for the Placement Agent Warrants, stock price of $1.98 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.6%; risk free interest rate on U.S. treasury notes of 0.86%; warrant expiration of 3.79 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three and six months ended June 30, 2016, the Company recorded a net change in fair value of warrant liability gain of $30,000 and $70,000, respectively, in the condensed consolidated statements of operations related to the warrants from the October 2014 financing.

Series B Warrant Exercises - During the year ended December 31, 2015, the Company received net proceeds of $83,388 upon the exercise of 12,409 of the Series B Warrants by, Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and director. On June 20, 2015, the remaining unexercised outstanding Series B Warrants for 206,815 shares expired.

Series C Warrant Exercises - During the year ended December 31, 2015, the Company received net proceeds of $681,000 upon the exercise of 258,518 of the Series C Warrants by Dr. Andrey Semechkin and Dr. Russell Kern, the Company’s Co-Chairman and Chief Executive Officer and Executive Vice President and Chief Scientific Officer and director, respectively, and other holders of the Series C Warrants. At October 20, 2015, all Series C Warrants were exercised.

Series A Warrant Exercises - During the year ended December 31, 2015, the Company received net proceeds of $404,000 upon the exercise of 246,108 of the Series A Warrants by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer and other holders of the Series A Warrants. On June 29, 2016, the Company received net proceeds of approximately $22,000 upon the exercise of 12,408 of the Series A Warrants by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer. At June 29, 2016, all Series A Warrants were exercised.

Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the Series I Agreement, the exercise price of the Placement Agent Warrants was reset at $1.75 per share.  In April 2016, 59,564 of the Placement Agent Warrants were exercised and 33,935 shares of the Company’s common stock was issued upon such warrant exercises. At June 30, 2016, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance and June 30, 2016 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at June 30, 2016 for Series A Warrants and the Placement Agent Warrants, stock price of $1.98 and warrant exercise price of $2.60 as of the valuation date; the Company’s historical stock price volatility of 94.6%; risk free interest rate on U.S. treasury notes of 0.97%; warrant expiration of 4.71 years; and a zero dividend rate, for Series B Warrants, stock price of $1.98 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.6%; risk free interest rate on U.S. treasury notes of 0.26%; warrant expiration of 0.21 years; and a zero dividend rate, for Series C Warrants, stock price of $1.98 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.6%; risk free interest rate on U.S. treasury notes of 0.41%; warrant expiration of 0.71 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series I Preferred shares, Series A, Series B and Series C Warrants by $9,902,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of approximately $5,627,000, $5,658,000, $4,927,000 and $535,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $16,747,000 at issuance. During the three and six months ended June 30, 2016, the Company recorded a net change in fair value of warrant liability gain of $12.3 million and $9.6 million in the condensed consolidated statements of operations related to the warrants from the March 2016 financing, respectively.

On June 29, 2016, the Company received net proceeds of approximately $376,000 upon the exercise of 215,000 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer.

Series A, B, C and Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and (in certain events) upon the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on April 20, 2016 with the SEC became effective on May 9, 2016. Pursuant to the terms of the respective warrant agreements, the exercise price of the Series A Warrants and the Placement Agent Warrants were reset at $2.60 per share.

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

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, vesting over four quarters, and a warrant term of five years. As of June 30, 2016 and December 31, 2015, there were 1,334 warrants outstanding. These warrants expire in September 2016.

Share data related to warrant transactions through June 30, 2016 were as follows:

	Common Stock				Common Stock				Common Stock				Price per Warrant
	March 2016 Financing				October 2014 Financing										Weighted
				Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total			Average
	Series A	Series B	Series C	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range		Exercise Price
Outstanding, December 31, 2014	—	—	—	—	258,519	219,224	258,519	62,045	1,334	33,750	16,667	850,058		$8.64-300.00	$10.31
2015
Issued												—		$—	$—
Exercised					(246,108)	(12,409)	(258,518)					(517,035)		$1.79-6.72	$2.40
Forfeited/Cancelled						(206,815)						(206,815)		$11.25	$11.25
Rounding due to July 29, 2015 reverse stock split					(3)		(1)	2				(2)		—	—
Outstanding, December 31, 2015	—	—	—	—	12,408	—	—	62,047	1,334	33,750	16,667	126,206		$1.79-300.00	$15.82
2016
Issued	3,605,713	3,605,713	3,605,713	342,856								11,159,995		$1.75-2.60	$2.42
Exercised		(215,000)			(12,408)			(59,564)				(286,972)		$1.75	$1.75
Forfeited/Cancelled												—	$		$
Outstanding, June 30, 2016	3,605,713	3,390,713	3,605,713	342,856	—	—	—	2,483	1,334	33,750	16,667	10,999,229		$1.79-300.00	$2.59

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California (“Oceanside Facility”). The current lease for the Oceanside Facility expires in February 2021, with an option to terminate the lease on January 1, 2020 upon a six month advanced notice. The current base rent is $9,111 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases a 5,520 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of June 30, 2016, the base rent was $6,785. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is used to develop and manufacture the Company’s research products. clean rooms, water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

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

The Company incurred rent expense of $73,000 and $69,000 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred rent expense of $145,000 and $142,000, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016, are as follows (in thousands):

Amount
2016 (remaining six months)	$160
2017	168
2018	138
2019	134
2020	134
Thereafter	345
Total	$1,079

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in

July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $1,000 and $3,000 as commission expenses during the three months ended June 30, 2016 and 2015, respectively, under the terms of this agreement. For the six months ended June 30, 2016 and 2015, the commission expenses incurred under this agreement were $4,000 and $8,000, respectively.

Customer Concentration

During the three and six months ended June 30, 2016 for the Biomedical market segment, one customer accounted for 34% and 27% of consolidated revenues, respectively. During the three and six months ended June 30, 2015 for the Biomedical market segment, one customer accounted for 22% and 18% of consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three and six months ended June 30, 2016 no single vendor accounted for more than 10% of consolidated purchases.  During the three and six months ended June 30, 2015 for the Cosmetic market segment, one vendor accounted for 17% and 14% of consolidated purchases, respectively. No other single vendor accounted for more than 10% of purchases for any period presented.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and its two business units:

International Stem Cell Corporation, incorporated in Delaware, is a research and development company, for the Therapeutic Market, which advances clinical applications of hpSCs for the treatment of various diseases of the central nervous system, liver diseases and corneal blindness and is currently conducting clinical trials in Australia for the use of hpSCs in the treatment of Parkinson’s disease through its wholly-owned subsidiary, Cyto Therapeutics;

Lifeline Skin Care, Inc. for the Cosmetic Market, which develops, manufactures and markets a category of cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenues:
Cosmetic market	$724	$884	$1,487	$1,725
Biomedical market	1,192	931	2,045	1,712
Total revenues	1,916	1,815	3,532	3,437
Operating expenses:
Therapeutic market	1,603	1,316	3,063	3,552
Cosmetic market	755	777	1,467	1,489
Biomedical market	807	659	1,418	1,299
Total operating expenses	3,165	2,752	5,948	6,340
Operating income (loss):
Therapeutic market	(1,603)	(1,316)	(3,063)	(3,552)
Cosmetic market	(31)	107	20	236
Biomedical market	385	272	627	413
Total operating loss	$(1,249)	$(937)	$(2,416)	$(2,903)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Victoria, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
North America	$1,619	$1,470	$2,944	$2,770
Asia	162	269	363	482
Europe	128	70	207	160
All other regions	7	6	18	25
Total	$1,916	$1,815	$3,532	$3,437

12. Subsequent Events

None.

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

Business Overview

We have generated product revenues from our two commercial businesses of $3.5 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which will be used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. We have started the enrollment of patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of moderate to severe Parkinson’s disease. We anticipate receiving preliminary clinical data from this trial in the first half of 2017.

In November 2014 in an important ruling the FDA cleared our human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of advancing stem cell therapies based on our core technology into clinical development and on to commercialization. Although the first Phase I study is being conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

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

Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, and Neck Firming Complex, all of which include our patented stem cell extract. LSC also developed and launched Molecular Renewal Serum, an anti-aging and skin brightening product based on LSC’s patented small molecule technology. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas). Internationally LSC’s products are sold through a network of distributors. Domestically, we plan to increase sales of our products by expanding our product line and increasing brand awareness through advertising, sales promotion and public relations. Internationally, we plan to increase distribution and sales through partnerships with wholesale distributors in Europe, Asia, and North America.

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

Results of Operations

Revenues

Revenue for the three months ended June 30, 2016, totaled $1.9 million, compared to $1.8 million for the three months ended June30, 2015. LCT contributed $1.2 million or 62% of total revenue for the three months ended June 30, 2016, compared to $931,000 or 51% for the three months ended June 30, 2015. The increase of $261,000 or 28% in LCT’s revenue for 2016 was driven primarily by higher sales of media. LSC’s revenue of $724,000 for the three months ended June 30, 2016 accounted for 38% of total revenue, compared to $884,000 or 49% of total revenue for the three months ended June 30, 2015. The decrease of $160,000 or 18% in LSC’s revenue consists primarily of a decrease of $11,000 in professional sales, a decrease of $94,000 in international sales, and a decrease of $54,000 in e-commerce sales.

Revenue for the six months ended June 30, 2016, totaled $3.5 million, compared to $3.4 million for the six months ended June 30, 2015. LCT contributed $2.0 million or 58% of total revenue for the six months ended June 30, 2016, compared to $1.7 million or 50% for the six months ended June 30, 2015. The increase of $333,000 or 19% in LCT’s revenue for 2016 was driven primarily by higher sales of media. LSC’s revenue of $1.5 million for the six months ended June 30, 2016 accounted for 42% of total revenue, compared to $1.7 million or 50% of total revenue for the six months ended June 30, 2015. The decrease of $238,000 or 14% in LSC’s revenue consists primarily of a decrease of $34,000 in professional sales, a decrease of $108,000 in international sales, and a decrease of $95,000 in e-commerce sales.

Cost of sales

Cost of sales for the three months ended June 30, 2016 was $506,000 or 26% of revenue, compared to $516,000 or 28% of revenue for the three months ended June 30, 2015. LCT’s cost of sales as a percentage of LCT’s revenue stayed relatively unchanged and LSC’s cost of sales as a percentage of LSC’s revenue decreased approximately 9 percentage points. LCT’s cost of sales for the three months ended June 30, 2016 was $413,000 or 35% of LCT’s revenue, compared to $320,000 or 34% of LCT’s revenue for the three months ended June 30, 2015. LSC’s cost of sales was $93,000 or 13% of LSC’s revenue for the three months ended June 30, 2016, compared to $196,000 or 22% of LSC’s revenue for the three months ended June 30, 2015. The decrease in cost of sales for LSC is primarily attributable to lower material costs and the decreased sales level.

Cost of sales for the six months ended June 30, 2016 was $883,000 or 25% of revenue, compared to $934,000 or 27% of revenue for the six months ended June 30, 2015. LCT’s cost of sales for the six months ended June 30, 2016 was $681,000 or 33% of LCT’s revenue, a decrease of approximately three percentage points compared to $615,000 or 36% of LCT’s revenue for the six months ended June 30, 2015. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the six months ended June 30, 2016, compared to the corresponding period in 2015. LSC’s cost of sales was $202,000 or 14% of LSC’s revenue for the six months ended June 30, 2016, which is a decrease of approximately 4 percentage points compared to $319,000 or 18% of LSC’s revenue for the six months ended June 30, 2015. The decrease in cost of sales for LSC is primarily attributable to lower material costs and the decreased sales level.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $852,000 for the three months ended June 30, 2016, compared to $567,000 for the same period in 2015. The increase of $285,000 or 50% is primarily due to increased stem cell line research and preclinical testing expenses of $187,000 and increased stock-based compensation of $109,000, partially offset by decreased depreciation expense of $14,000.

Research and development expenses were $1.43 million for the six months ended June 30, 2016, compared to $1.69 million for the same period in 2015. The decrease of $254,000 or 15% is primarily due to decreased stem cell line research and preclinical testing expenses of $283,000, decreased depreciation expense of $25,000, a reduction in employee-related spending of $18,000 and decreased office and facility related expenses of $17,000, partially offset by increased stock-based compensation of $84,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue, although we have published milestones including the release of preclinical rodent and non-human primate (NHP) PD study data in the first quarter of 2013. We have experienced decreased R&D expenditures in 2016 to-date as a result of the completion of pre-clinical studies. However, we anticipate that R&D expenditures will increase going forward as a result of the Phase I/IIa clinical study which started in 2016.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended June 30, 2016 were $651,000, compared to $602,000 in the three months ended June 30, 2015. The increase of $49,000 or 8% is primarily due to increased employee-related expenses of $81,000, increased stock-based compensation of $9,000, partially offset by decreases in consulting costs of $30,000 and marketing expenses of $9,000.

Selling and marketing expenses for the six months ended June 30, 2016 were $1.3 million, compared to $1.26 million in the six months ended June 30, 2015. The increase of $43,000 or 3% is primarily due to increased employee-related expenses of $104,000, increased stock-based compensation of $9,000, partially offset by decreases in consulting costs of $41,000 and marketing expenses of $26,000.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were $1.16 million, reflecting an increase of $88,000 or 8%, compared to $1.07 million for the same period in 2015. The increase is primarily attributable to increases in stock based compensation expense of $56,000, franchise tax expenses of $33,000, accounting and auditing expenses of $79,000, public company related expenses of $60,000, investor and public relation expenses of $17,000, partially offset by decreases in employee related costs of $24,000, patent impairment expenses of $45,000, consulting costs of $72,000 and depreciation expenses of $29,000.

General and administrative expenses for the six months ended June 30, 2016 were $2.33 million, compared to $2.47 million for the same period in 2015. The decrease of $131,000 or 5% is primarily attributable to decreases in stock based compensation expense of $66,000, employee related costs of $115,000, patent impairment expenses of $86,000, consulting expenses of $57,000 and depreciation expenses of $67,000, partially offset by increases in franchise tax expenses of $79,000, legal expenses of $95,000, public company related expenses of $69,000 and accounting and auditing expenses of $13,000.

Other Income/Expense

Other income was $12.2 million for the three months ended June 30, 2016, compared to other income of $1.7 million for the three months ended June 30, 2015. The increase of $10.5 million in net other income is mainly due to an increase of $10.5 million of other income related to the change in fair value of warrant liability.

Other expense was $1.2 million for the six months ended June 30, 2016, compared to other income of $2.3 million for the six months ended June 30, 2015. The increase of $3.6 million in net other expense is mainly due to an increase of $9.9 million of other expense related to the fair value of warrants issued in the March 2016 financing transaction in excess of proceeds, an increase of $928,000 of financing expenditures, partially offset by an increase of $7.2 million of income related to the change in fair value of the warrant liability and a decrease in expenses related to warrant modification of $40,000.

We expect to experience fluctuations in Other Income/Expense for future quarters driven by changes in the fair value of the warrant liability. These fair value changes will be affected by changes in our stock price, any warrant exercises or expirations, reductions in the remaining life of the warrants (as the expiration dates get closer each quarter) and other factors until the warrants are fully exercised or expire.

Liquidity and Capital Resources

As of June 30, 2016, our cash and cash equivalents totaled $768,000, compared to $532,000 as of December 31, 2015. At June 30, 2016, we had a working capital deficit of $5.5 million, compared to a $2.5 million deficit as of December 31, 2015. The $3.0 million increase in working capital deficit is primarily due to $6.9 million net increase in the fair value of the warrant liability related to warrants issued in our March 2016 financing transaction and $21,000 decrease in net accounts receivable, partially offset by $3.1 million decrease in related party payable, $236,000 increase in cash and cash equivalents, decrease in accounts payable and accrued liabilities of $502,000, $20,000 increase in inventory and $94,000 increase in prepaid and other current assets.

Operating Cash Flows

Net cash used in operating activities was $2.83 million for the six months ended June 30, 2016, compared to $2.89 million for the corresponding period in 2015. The primary factor contributing to the changes in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $2.2 million, decrease in accounts receivable of $29,000, increase in inventory of $65,000, increase in deposits, prepaid and other assets of $92,000, and decrease in accounts payable and accrued liabilities of $502,000 in the six months ended June 30, 2016, compared to $2.2 million of net loss after non-cash adjustments, decrease in accounts receivable of $93,000, increase in inventory of $198,000, increase in deposits, prepaid and other assets of $96,000, and decrease in accounts payable and accrued liabilities of $490,000 for the same period in 2015.

Investing Cash Flows

Net cash used in investing activities was $530,000 for the six months ended June 30, 2016, compared to $362,000 in the same period in 2015. The increase was primarily the result of higher payments for capital expenditure of $137,000 and higher payments for patent licenses and trademarks of $32,000.

Financing Cash Flows

Net cash provided by financing activities was $3.6 million for the six months ended June 30, 2016, compared to $2.7 million in the same period in 2015. During the six months ended June 30, 2016, $700,000 was received from a bridge loan from a related party having a maturity date of April, 10 2016 (which was subsequently converted to Series I-2 Preferred Stock on March 15, 2016), $2.5 million was received from the proceeds of March 2016 financing and $398,000 was received from exercises of warrants. A total of approximately $2.3 million was received from a bridge loan from a related party and approximately $431,000 was received from exercises of warrants from the October 2014 financing transaction during the first six months of 2015.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the six months ended June 30, 2016, our average burn rate was approximately $472,000 per month, excluding capital expenditures and patent costs averaging $88,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations at least through June 30, 2017. The Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at June 30, 2016, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.*

Since January 1, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the six months ended June 30, 2016 was approximately $472,000 per month excluding capital expenditures and patent costs averaging $88,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

During the three and six months ended June 30, 2016, we derived approximately 34% and 27% of our revenues from one customer, respectively.

During the three and six months ended June 30, 2016, one customer accounted for 34% and 27% of our consolidated revenues, respectively. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of June 30, 2016, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 82% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of June 30, 2016. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G and Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.75 to $7.39 per share as of June 30, 2016). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of five series of preferred stock that remain outstanding, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock. The terms of the various series of Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

The sale or issuance of our common stock to holders of Series I Preferred Stock (“holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for twelve months from the date of issuance. As of June 30, 2016, we had 6,130 shares of Series I Convertible Preferred Stock outstanding and Series A, B and C Warrants for approximately 10.7 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At June 30, 2016, there were 10,999,229 warrants outstanding, and 215,277 vested and 1,375,460 non-vested stock options outstanding. We may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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
Dated: August 15, 2016
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

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014, File No. 000-51891).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015, File No. 000-51891).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016, File No. 000-51891).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).
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
10.1

International Stem Cell Corporation 2010 Equity Participation Plan, as amended (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2016).

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