Form 10-Q
period 2016-09-30
International Stem Cell CORP
filed 2016-11-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 12, 2016 the Registrant had 3,642,696 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Cash and cash equivalents	$733	$532
Accounts receivable, net of allowance for doubtful accounts of $12 and $20 at September 30, 2016 and December 31, 2015, respectively	595	539
Inventory, net	1,284	1,348
Prepaid expenses and other current assets	525	572
Total current assets	3,137	2,991
Property and equipment, net	412	375
Intangible assets, net	3,394	3,223
Non-current inventory	539	489
Deposits and other assets	58	60
Total assets	$7,540	$7,138
Liabilities and Stockholders' Equity
Accounts payable	$796	$1,092
Accrued liabilities	624	834
Related party payable	26	3,129
Advances	250	250
Fair value of warrant liability	5,419	239
Total current liabilities	7,115	5,544
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $378 and $366 at September 30, 2016 and December 31, 2015, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 and 0 shares authorized at September 30, 2016 and December 31, 2015, respectively, 1,715 and 0 issued and outstanding at September 30, 2016 and December 31, 2015, respectively, with liquidation preferences of $1,715 and $0 at September 30, 2016 and December 31, 2015, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 and 0 shares authorized at September 30, 2016 and December 31, 2015, respectively, 4,310 and 0 issued and outstanding at September 30, 2016 and December 31, 2015, respectively, with liquidation preferences of $4,310 and $0 at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 120,000,000 and 720,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively, 3,618,694 and 2,808,598 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	101,040	98,970
Accumulated deficit	(100,624)	(97,384)
Total stockholders' equity	425	1,594
Total liabilities and stockholders' equity	$7,540	$7,138

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Product sales	$1,943	$2,136	$5,475	$5,573
Total revenue	1,943	2,136	5,475	5,573
Expenses
Cost of sales	606	565	1,489	1,499
Research and development	679	508	2,110	2,193
Selling and marketing	605	712	1,904	1,968
General and administrative	1,315	973	3,650	3,438
Total expenses	3,205	2,758	9,153	9,098
Loss from operating activities	(1,262)	(622)	(3,678)	(3,525)
Other income (expense)
Change in fair value of warrant liability	1,676	87	11,273	2,468
Fair value of warrant liability in excess of proceeds	—	—	(9,902)	—
Financing transaction costs	—	—	(928)	—
Interest expense	—	(4)	(6)	(7)
Warrant modification expense	—	—	—	(40)
Sublease income	—	—	—	1
Miscellaneous income	—	—	1	—
Total other income (expense), net	1,676	83	438	2,422
Income (loss) before income taxes	414	(539)	(3,240)	(1,103)
Provision for income taxes	—	—	—	—
Net income (loss)	$414	$(539)	$(3,240)	$(1,103)
Net income (loss) applicable to common stockholders	$414	$(539)	$(3,240)	$(1,103)
Net income (loss) per common share-basic (1)	$0.12	$(0.27)	$(1.07)	$(0.61)
Net income (loss) per common share-diluted (1)	$(0.30)	$(0.28)	$(1.37)	$(1.69)
Weighted average shares-basic (1)	3,330	1,962	3,015	1,801
Weighted average shares-diluted (1)	3,663	2,218	4,210	2,117

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2015 and the Nine months ended September 30, 2016

(in thousands)

(2016 Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	1,596	$2	300	$—	—	$—	5,000	$5
Issuance of common stock
For services	20	—
From exercises of warrants	517	—
For fractional shares rounding up due to reverse stock split	5	—
Conversion of preferred stock	671	1	(50)	—
Warrant modification
Stock-based compensation
Net loss for the period ended December 31, 2015
Balance at December 31, 2015	2,809	3	250	—	—	—	5,000	5
Issuance of common stock
For services	32	—
From exercises of warrants	615	1
Issuance of preferred stock
Conversion of preferred stock	163	—
Stock-based compensation
Net loss for the period ended September 30, 2016
Balance at September 30, 2016	3,619	$4	250	$—	—	$—	5,000	$5

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

	Convertible Preferred Stock
									Additional		Total
	Series H-1		Series H-2		Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	1	$—	—	$—	—	$—	—	$—	$95,063	$(94,749)	$321
Issuance of common stock
For services									105		105
From exercises of warrants									3,166		3,166
For fractional shares rounding up due to reverse stock split									—		—
Conversion of preferred stock	(1)	—							(1)		—
Warrant modification									40		40
Stock-based compensation									597		597
Net loss for the period ended December 31, 2015										(2,635)	(2,635)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	98,970	(97,384)	1,594
Issuance of common stock
For services									73		73
From exercises of warrants									1,312		1,313
Issuance of preferred stock					2	—	4	—	—		—
Conversion of preferred stock					—	—			—		—
Stock-based compensation									685		685
Net loss for the period ended September 30, 2016										(3,240)	(3,240)
Balance at September 30, 2016	—	$—	—	$—	2	$—	4	$—	$101,040	$(100,624)	$425

(1) See Note 1, "Reverse Stock Split"

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine
	Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,240)	$(1,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	360
Stock-based compensation expense	685	500
Common stock issued for services	73	80
Change in fair value of warrant liability	(11,273)	(2,468)
Warrant modification expense	—	40
Fair value of warrant in excess of proceeds	9,902	—
Financing transaction costs	535	—
Allowance for bad debt	(8)	(1)
Allowance for inventory obsolescence	(19)	(108)
Impairment of intangible assets	306	99
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(48)	(161)
(Increase) decrease in inventory	33	(249)
(Increase) decrease in prepaid assets and other assets	47	(20)
(Increase) decrease in restricted cash	—	50
(Increase) decrease in deposits	2	(3)
Increase (decrease) in accounts payable	(296)	(144)
Increase (decrease) in accrued liabilities	(210)	(338)
Increase (decrease) in related party payable	7	20
Net cash used in operating activities	(3,258)	(3,446)
Investing activities
Purchases of property and equipment	(194)	(32)
Proceeds from sale of property and equipment	1	—
Payments for patent licenses and trademarks	(567)	(498)
Net cash used in investing activities	(760)	(530)
Financing activities
Proceeds from a bridge loan from a related party	700	2,862
Proceeds from issuance of preferred stock	2,500	—
Proceeds from exercise of warrants	1,019	602
Net cash provided by financing activities	4,219	3,464
Net increase (decrease) in cash and cash equivalents	201	(512)
Cash and cash equivalents, beginning of period	532	1,111
Cash and cash equivalents, end of period	$733	$599
Supplemental disclosure of cash flow information
Cash paid for interest	$14	$2
Release of warrant liability upon exercise of warrants	$294	$394
Conversion of bridge loan from a related party to equity	$3,810	$—

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $362,000 per month, excluding capital expenditures and patent costs averaging $84,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations at least through September 30, 2017. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Inventories

Inventories are accounted for using the first-in, first-out (FIFO) method for our Lifeline Cell Technology (“LCT”) cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care (“LSC”) products, and specific identification method for our LCT products.  Inventory balances are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the current period end is classified as non-current inventory on the balance sheet.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts totaling $12,000 and $20,000, respectively.

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $4,155,000 and $3,894,000 at September 30, 2016 and December 31, 2015, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $294,000 and $0 of impairments on its long-lived assets during the three months ended September 30, 2016 and 2015, respectively. The Company recognized $306,000 and $99,000 of impairments on its long-lived assets during the nine months ended September 30, 2016 and 2015, respectively.

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

Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the nine months ended September 30, 2016 as compared to the years ended December 31, 2015 and 2014. At September 30, 2016 and December 31, 2015, the estimated allowance for sales returns for LSC was $10,000.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The table below sets forth a summary of the fair values of the Company’s liabilities as of September 30, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$5,419	$—	$—	$5,419

The table below sets forth a summary of the fair values of the Company’s liabilities as of December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$239	$—	$—	$239

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2014	$4,216
Exercise of warrants	(1,997)
Adjustments to estimated fair value	(1,980)
Ending balance at December 31, 2015	239
Issuances of warrants	16,747
Exercise of warrants	(294)
Adjustments to estimated fair value	(11,273)
Ending balance at September 30, 2016	$5,419

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2016 and December 31, 2015 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2016, there were 0 non-vested restricted stock awards, 226,629 vested and 1,306,159 non-vested stock options outstanding, and 7,607,182 warrants outstanding; and at September 30, 2015, there were 0 non-vested restricted stock awards, 473,130 warrants outstanding, and 178,887 vested and 72,652 non-vested stock options outstanding. These stock options and warrants, other than certain in-the-money stock options at September 30, 2015 and certain in-the-money warrants at September 30, 2016, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Warrants exercisable into approximately 3.6 million common shares were considered dilutive for the three and nine months ended September 30, 2016 and included in the diluted income (loss) per share. Warrants exercisable into 421,379 common shares were considered dilutive at September 30, 2015 and were included in the diluted loss per share calculation.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the nine months ended September 30, 2016 and 2015.

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

2. Inventory

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$251	$245
Work in process	611	533
Finished goods	1,070	1,149
Total	1,932	1,927
Less: allowance for inventory obsolescence	(109)	(90)
Inventory, net	$1,823	$1,837

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Machinery and equipment	$1,375	$1,354
Computer equipment and software	419	310
Office equipment	208	202
Leasehold improvements	767	757
Construction in progress	28	—
	2,797	2,623
Less: accumulated depreciation and amortization	(2,385)	(2,248)
Property and equipment, net	$412	$375

Depreciation expenses for the three and nine months ended September 30, 2016 were $51,000 and $156,000, respectively. During the same periods in the prior year, depreciation expenses were $93,000 and $287,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. As of September 30, 2016, the total amount capitalized related to the acquired Ocata licenses was $747,000 and $3,337,000 related to the other patent acquisition costs.

Patents and other intangible assets were recorded at cost of $4,155,000 and $3,894,000 at September 30, 2016 and December 31, 2015, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $30,000 and $90,000 , respectively. Amortization expense for the three and nine months ended September 30, 2015 was $21,000 and $73,000 , respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of September 30, 2016 and December 31, 2015 was $761,000  and $671,000, respectively.

At September 30, 2016, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2016 (remaining three months)	$31
2017	122
2018	122
2019	88
2020	72
Thereafter	2,889
Total	$3,324

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2016, no revenues were realized from this agreement.

	September 30,	December 31,
	2016	2015
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of September 30, 2016, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. In 2015, 50,000 shares of the Series B Preferred Stock were converted to 27,881 shares of common stock at a conversion price of $1.79. As of September 30, 2016 and December 31, 2015, there were 250,000 shares of the Series B Preferred issued and outstanding.

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

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of September 30, 2016 and December 31, 2015, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of September 30, 2016 and December 31, 2015, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In March 2016, the Company issued Series I Preferred Stock which had an initial conversion price of $1.75, as well as three series of warrants. Accordingly, such transaction triggered an adjustment in the conversion price and conversion ratio of the Series G Preferred to $8.43 per share and 0.1186 shares, respectively. In May 2016, the Company’s registration statement on Form S-1 became effective, which triggered the exercise price reset of the Series A Warrants and the Placement Agent Warrants issued in March 2016 from $3.64 to $2.60. Accordingly, the conversion price and conversion ratio of the Series G Preferred were further adjusted to $7.39 and 0.1352, respectively. In September 2016, the remaining outstanding Series B Warrants issued as a part of the Company’s Series I Preferred Stock Financing referred to above, for approximately 3.0 million shares expired unexercised. In accordance to the Series G Certificate of Designation, expiration of such warrants triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock to $10.93 per share and 0.0915 shares, respectively, as of September 30, 2016.

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

The Warrants were immediately exercisable. As noted earlier above, on June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised. At October 20, 2015, all Series C Warrants were exercised. The exercise price of the Series A and Placement Agent Warrants is subject to certain reset adjustments as set forth in the Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of the Series H Agreement, the Company may not sell shares to Lincoln Park under the Purchase Agreement with Lincoln Park, or otherwise enter into a variable rate transaction, until March 2016. Additionally, pursuant to the terms of the Series H Agreement, the Company was unable to issue any of its securities until May 7, 2015 (the 90th day following the effective date of the last registration statement on Form S-1 registering all Registrable Securities (as defined in the registration rights agreement, as amended, entered into in connection with the Series H Agreement)). However, the Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Pursuant to the terms of the Series H Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A and Placement Agent Warrants was reset at $1.79 per share.  During the year ended December 31, 2015, the investors converted 1,981.60 shares of Series H Preferred Stock into approximately 643,000 shares of our common stock. As of September 30, 2016, there were no shares of Series H Preferred Stock outstanding.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the nine months ended September 30, 2016, the investors converted 285 shares of the Series I Preferred Stock into 162,857 shares of our common stock. As of September 30, 2016, there were 6,025 shares of Series I Preferred Stock outstanding.

See Note 9, Stock Options and Warrants, Warrants Issued with Series I Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B and C Warrants.

Reserved Shares

At September 30, 2016, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	1,532,788
Options available for future grant	2,231,583
Convertible preferred stock	6,500,401
Warrants	7,607,182
17,871,954

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, and Series I Preferred transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended September 30, 2016 and 2015, the Company recorded $38,000 and $35,000, respectively, in rent expense that was related to the facility lease arrangement with related parties. For the nine months ended September 30, 2016 and 2015, the Company recorded $111,000 and $104,000, respectively, related to the same arrangement with the related party.

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

Total stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Cost of sales	$9	$6	$23	$20
Research and development	128	30	304	121
Selling and marketing	12	8	39	25
General and administrative	146	114	319	334
	$295	$158	$685	$500

Unrecognized compensation expense related to stock options as of September 30, 2016 was $2.8 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.00%	1.53%	1.52%	1.56%
Expected stock price volatility	0.00%	93.85%	100.00%	93.81%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	0.0 years	5.14 years	6.02 years	5.26 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2014	142,244	$128.47
Granted	76,271	$3.66
Exercised	—	$—
Canceled or expired	(17,606)	$105.46
Outstanding at December 31, 2015	200,909	$83.10
Granted	1,346,800	$3.41
Exercised	—	$—
Canceled or expired	(65,651)	$5.67
Outstanding at September 30, 2016	1,482,058	$14.11	9.08 years	$—
Vested and expected to vest at September 30, 2016	1,291,669	$15.66	9.02 years	$—
Exercisable at September 30, 2016	175,899	$92.01	6.05 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2014	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2015	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at September 30, 2016	50,730	$92.31	3.11 years	$—

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2014	968	$24.00
Granted	19,547	$4.95
Vested	(20,515)	$5.81
Forfeited	—	$—
Unvested at December 31, 2015	—	$—
Granted	31,611	$2.31
Vested	(31,611)	$2.31
Forfeited	—	$—
Unvested at September 30, 2016	$—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the nine months ended September 30, 2016 and 2015 was approximately $73,000 and $95,000, respectively. The Company recognized approximately $24,000 and $25,000 of stock-based compensation expense related to the restricted stock awards for the three months ended September 30, 2016 and 2015, respectively. Additionally, during the nine months ended September 30, 2016 and 2015,the Company recognized approximately $73,000 and $80,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of September 30, 2016, total unrecognized compensation costs related to unvested awards was $0.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2015 and September 30, 2016 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at September 30, 2016: for the Placement Agent Warrants, stock price of $1.85 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 87.7%; risk free interest rate on U.S. treasury notes of 0.95%; warrant expiration of 3.54 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three and nine months ended September 30, 2016, the Company recorded a net change in fair value of warrant liability gain of $0 and $70,000, respectively, in the condensed consolidated statements of operations related to the warrants from the October 2014 financing.

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

Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the Series I Agreement, the exercise price of the Placement Agent Warrants was reset at $1.75 per share.  In April 2016, 59,564 of the Placement Agent Warrants were exercised and 33,935 shares of the Company’s common stock was issued upon such warrant exercises. At September 30, 2016, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance and September 30, 2016 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at September 30, 2016 for Series A Warrants and the Placement Agent Warrants, stock price of $1.85 and warrant exercise price of $2.60 as of the valuation date; the Company’s historical stock price volatility of 87.7%; risk free interest rate on U.S. treasury notes of 1.06%; warrant expiration of 4.46 years; and a zero dividend rate, for Series C Warrants, stock price of $1.85 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 87.7%; risk free interest rate on U.S. treasury notes of 0.45%; warrant expiration of 0.45 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series I Preferred shares, Series A, Series B and Series C Warrants by $9,902,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of approximately $5,627,000, $5,658,000, $4,927,000 and $535,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $16,747,000 at issuance. During the three and nine months ended September 30, 2016, the Company recorded a net change in fair value of warrant liability gain of $1.7 million and $11.2 million in the condensed consolidated statements of operations related to the warrants from the March 2016 financing, respectively.

From June 29, 2016 to September 14, 2016, the Company received net proceeds of approximately $996,000 upon the exercise of a total of 569,285 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. On September 15, 2016, the remaining unexercised outstanding Series B Warrants for approximately 3.0 million shares expired.

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

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, vesting over four quarters, and a warrant term of five years. As of September 30, 2016 and December 31, 2015, there were 0 and 1,334 warrants outstanding, respectively. These warrants expired unexercised in September 2016.

Share data related to warrant transactions through September 30, 2016 were as follows:

	Common Stock				Common Stock				Common Stock				Price per Warrant
	March 2016 Financing				October 2014 Financing									Weighted
				Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Series B	Series C	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2014	—	—	—	—	258,519	219,224	258,519	62,045	1,334	33,750	16,667	850,058	$8.64-300.00	$10.31
2015
Issued												—	$—	$—
Exercised					(246,108)	(12,409)	(258,518)					(517,035)	$1.79-6.72	$2.40
Forfeited/Cancelled						(206,815)						(206,815)	$11.25	$11.25
Rounding due to July 29, 2015 reverse stock split					(3)		(1)	2				(2)	—	—
Outstanding, December 31, 2015	—	—	—	—	12,408	—	—	62,047	1,334	33,750	16,667	126,206	$1.79-300.00	$15.82
2016
Issued	3,605,713	3,605,713	3,605,713	342,856								11,159,995	$1.75-3.64	$2.42
Exercised		(569,285)			(12,408)			(59,564)				(641,257)	$1.75	$1.75
Forfeited/Cancelled		(3,036,428)							(1,334)			(3,037,762)	$1.75-300.00	$1.86
Outstanding, September 30, 2016	3,605,713	—	3,605,713	342,856	—	—	—	2,483	—	33,750	16,667	7,607,182	$1.75-30.00	$2.43

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California (“Oceanside Facility”). The current lease for the Oceanside Facility expires in February 2021, with an option to terminate the lease on January 1, 2020 upon a six month advanced notice. The current base rent is approximately $9,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases a 8,280 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of September 30, 2016, the base rent was approximately $10,000 per month. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is used to develop and manufacture the Company’s research products. clean rooms, water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. The current base rent is approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

The Company incurred rent expense of $82,000 and $73,000 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred rent expense of $227,000 and $215,000, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2016, are as follows (in thousands):

Amount
2016 (remaining three months)	$101
2017	272
2018	248
2019	252
2020	259
Thereafter	496
Total	$1,628

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third party marketing organization. According to the agreement, the third party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in

July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. LSC incurred $0 and $2,000 as commission expenses during the three months ended September 30, 2016 and 2015, respectively, under the terms of this agreement. For the nine months ended September 30, 2016 and 2015, the commission expenses incurred under this agreement were $4,000 and $10,000, respectively.

Customer Concentration

During the three and nine months ended September 30, 2016 for the Biomedical market segment, one customer accounted for 39% and 32% of consolidated revenues, respectively. During the three and nine months ended September 30, 2015 for the Biomedical market segment, one customer accounted for 28% and 22% of consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three and nine months ended September 30, 2016 no single vendor accounted for more than 10% of consolidated purchases.  During the three and nine months ended September 30, 2015 for the Cosmetic market segment, one vendor accounted for 10% and 15% of consolidated purchases, respectively. No other single vendor accounted for more than 10% of purchases for any period presented.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenues:
Cosmetic market	$646	$923	$2,133	$2,648
Biomedical market	1,297	1,213	3,342	2,925
Total revenues	1,943	2,136	5,475	5,573
Operating expenses:
Therapeutic market	1,639	1,180	4,702	4,732
Cosmetic market	662	872	2,129	2,361
Biomedical market	904	706	2,322	2,005
Total operating expenses	3,205	2,758	9,153	9,098
Operating income (loss):
Therapeutic market	(1,639)	(1,180)	(4,702)	(4,732)
Cosmetic market	(16)	51	4	287
Biomedical market	393	507	1,020	920
Total operating loss	$(1,262)	$(622)	$(3,678)	$(3,525)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Victoria, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
North America	$1,672	$1,674	$4,616	$4,444
Asia	181	362	544	844
Europe	78	91	285	251
All other regions	12	9	30	34
Total	$1,943	$2,136	$5,475	$5,573

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

Business Overview

We have generated product revenues from our two commercial businesses of $5.5 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and markets cosmetic skin care products using an extract derived from our pluripotent stem cells. These proprietary products include a Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, and Neck Firming Complex, all of which include our patented stem cell extract. LSC also developed and launched Molecular Renewal Serum, an anti-aging and skin brightening product based on LSC’s patented small molecule technology. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, and through the professional channel (including dermatologists, plastic surgeons, medical, and day and resort spas). Internationally LSC’s products are sold through a network of distributors. Domestically, we plan to increase sales of our products by expanding our product line and increasing brand awareness through advertising, sales promotion and public relations. Internationally, we plan to increase distribution and sales through partnerships with wholesale distributors in Europe, Asia, and North America.

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

Results of Operations

Revenues

Revenue for the three months ended September 30, 2016, totaled $1.9 million, compared to $2.1 million for the three months ended September 30, 2015. LCT contributed $1.3 million or 67% of total revenue for the three months ended September 30, 2016, compared to $1.2 million or 57% for the three months ended September 30, 2015. The increase of $84,000 or 7% in LCT’s revenue for 2016 was driven primarily by higher sales of media. LSC’s revenue of $646,000 for the three months ended September 30, 2016 accounted for 33% of total revenue, compared to $923,000 or 43% of total revenue for the three months ended September 30, 2015. The decrease of $277,000 or 30% in LSC’s revenue consists primarily of a decrease of $71,000 in professional sales, a decrease of $145,000 in international sales, and a decrease of $61,000 in e-commerce sales.

Revenue for the nine months ended September 30, 2016, totaled $5.5 million, compared to $5.6 million for the nine months ended September 30, 2015. LCT contributed $3.3 million or 61% of total revenue for the nine months ended September 30, 2016, compared to $2.9 million or 52% for the nine months ended September 30, 2015. The increase of $417,000 or 14% in LCT’s revenue for 2016 was driven primarily by higher sales of media. LSC’s revenue of $2.1 million for the nine months ended September 30, 2016 accounted for 39% of total revenue, compared to $2.7 million or 48% of total revenue for the nine months ended September 30, 2015. The decrease of $515,000 or 19% in LSC’s revenue consists primarily of a decrease of $106,000 in professional sales, a decrease of $252,000 in international sales, and a decrease of $157,000 in e-commerce sales.

Cost of sales

Cost of sales for the three months ended September 30, 2016 was $606,000 or 31% of revenue, compared to $565,000 or 26% of revenue for the three months ended September 30, 2015. LCT’s cost of sales as a percentage of LCT’s revenue increased approximately 8 percentage points and LSC’s cost of sales as a percentage of LSC’s revenue decreased approximately 3 percentage points. LCT’s cost of sales for the three months ended September 30, 2016 was $463,000 or 36% of LCT’s revenue, compared to $334,000 or 28% of LCT’s revenue for the three months ended September 30, 2015. The increase in cost of sales for LCT is primarily due to increased sales level. LSC’s cost of sales was $142,000 or 22% of LSC’s revenue for the three months ended September 30, 2016, compared to $231,000 or 25% of LSC’s revenue for the three months ended September 30, 2015. The decrease in cost of sales for LSC is primarily attributable to the decreased sales level.

Cost of sales for the nine months ended September 30, 2016 was $1.5 million or 27% of revenue, compared to $1.5 million or 27% of revenue for the nine months ended September 30, 2015. LCT’s cost of sales for the nine months ended September 30, 2016 was $1.1 million or 34% of LCT’s revenue, an increase of approximately 2 percentage points compared to $949,000 or 32% of LCT’s revenue for the nine months ended September 30, 2015. The increase in cost of sales percentage for LCT is primarily due to increased sales level for the nine months ended September 30, 2016, compared to the corresponding period in 2015. LSC’s cost of sales was $345,000 or 16% of LSC’s revenue for the nine months ended September 30, 2016, which is a decrease of approximately 5 percentage points compared to $550,000 or 21% of LSC’s revenue for the nine months ended September 30, 2015. The decrease in cost of sales for LSC is primarily attributable to the decreased sales level.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $679,000 for the three months ended September 30, 2016, compared to $508,000 for the same period in 2015. The increase of $171,000 or 34% is primarily due to increased stock-based compensation of $98,000, increased stem cell line research and preclinical testing expenses of $64,000, increased patent license fees of $11,000, increased employee-related spending of $10,000 and increased office and facility related expenses of $5,000, partially offset by decreased depreciation expense of $16,000.

Research and development expenses were $2.11 million for the nine months ended September 30, 2016, compared to $2.19 million for the same period in 2015. The decrease of $83,000 or 4% is primarily due to decreased stem cell line research and preclinical testing expenses of $223,000, decreased depreciation expense of $42,000, a reduction in employee-related spending of $9,000 and decreased office and facility related expenses of $12,000, partially offset by increased stock-based compensation of $183,000, and increased patent costs of $17,000.

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

Selling and Marketing Expense

Selling and marketing expenses for the three months ended September 30, 2016 were $605,000, compared to $712,000 in the three months ended September 30, 2015. The decrease of $107,000 or 15% is primarily due to decreased marketing expenses of $69,000, decreased consulting costs of $31,000, and decreased employee-related expenses of $15,000, partially offset by increased depreciation expense of $10,000.

Selling and marketing expenses for the nine months ended September 30, 2016 were $1.90 million, compared to $1.97 million in the nine months ended September 30, 2015. The decrease of $64,000 or 3% is primarily due to decreased marketing expenses of $98,000, decreased consulting costs of $72,000, and decreased office and facility related expenses of $14,000, partially offset by increased employee-related expenses of $94,000, increased depreciation expense of $17,000, and increased stock-based compensation of $8,000.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were $1.32 million, reflecting an increase of $342,000 or 35%, compared to $973,000 for the same period in 2015. The increase is primarily attributable to increases in patent impairment expenses of $294,000, employee related costs of $33,000, stock based compensation expense of $32,000, accounting and auditing expenses of $25,000, and office and facility related expenses of $15,000, partially offset by decreases in depreciation expenses of $29,000, legal fees of $11,000, and consulting costs of $7,000.

General and administrative expenses for the nine months ended September 30, 2016 were $3.65 million, compared to $3.44 million for the same period in 2015. The increase of $212,000 or 6% is primarily attributable to increases in patent impairment expenses of $207,000, franchise tax expenses of $80,000, legal fees of $84,000, filing fees and annual meeting related expenses of $46,000, accounting and auditing expenses of $38,000, directors and officers insurance of $24,000, and office and facility related expenses of $17,000, partially offset by decreases in depreciation expense of $96,000, employee related expenses of $92,000, consulting costs of $64,000, stock based compensation expense of $15,000, and investor and public relation expenses of $9,000.

Other Income/Expense

Other income was $1.7 million for the three months ended September 30, 2016, compared to other income of $83,000 for the three months ended September 30, 2015. The increase of $1.6 million in net other income is mainly due to an increase of $1.6 million of other income related to the change in fair value of warrant liability.

Other income was $438,000 for the nine months ended September 30, 2016, compared to other income of $2.4 million for the nine months ended September 30, 2015. The decrease of $2.0 million in net other income is mainly due to an increase of $9.9 million of other expense related to the fair value of warrants issued in the March 2016 financing transaction in excess of proceeds, an increase of $928,000 of financing expenditures, partially offset by an increase of $8.8 million of income related to the change in fair value of the warrant liability and a decrease in expenses related to warrant modification of $40,000.

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

Liquidity and Capital Resources

As of September 30, 2016, our cash and cash equivalents totaled $733,000, compared to $532,000 as of December 31, 2015. At September 30, 2016, we had a working capital deficit of $4.0 million, compared to a $2.5 million deficit as of December 31, 2015. The $1.5 million increase in working capital deficit is primarily due to $5.2 million net increase in the fair value of the warrant liability related to warrants issued in our March 2016 financing transaction, $47,000 decrease in prepaid and other current assets, and $64,000 decrease in inventory, partially offset by $3.1 million decrease in related party payable, $201,000 increase in cash and cash equivalents, decrease in accounts payable and accrued liabilities of $506,000, and increase in net accounts receivable of $56,000.

Operating Cash Flows

Net cash used in operating activities was $3.26 million for the nine months ended September 30, 2016, compared to $3.45 million for the corresponding period in 2015. The primary factor contributing to the changes in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $2.8 million, increase in accounts receivable of $48,000, decrease in inventory of $33,000, decrease in deposits, prepaid and other assets of $47,000, and decrease in accounts payable and accrued liabilities of $506,000 in the nine months ended September 30, 2016, compared to $2.6 million of net loss after non-cash adjustments, increase in accounts receivable of $161,000, increase in inventory of $249,000, decrease in deposits, prepaid and other assets of $30,000, and decrease in accounts payable and accrued liabilities of $482,000 for the same period in 2015.

Investing Cash Flows

Net cash used in investing activities was $760,000 for the nine months ended September 30, 2016, compared to $530,000 in the same period in 2015. The increase was primarily the result of higher payments for capital expenditure of $162,000 and higher payments for patent licenses and trademarks of $68,000.

Financing Cash Flows

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2016, compared to $3.5 million in the same period in 2015. During the nine months ended September 30, 2016, $700,000 was received from a bridge loan from a related party having a maturity date of April, 10 2016 (which was subsequently converted to Series I-2 Preferred Stock on March 15, 2016), $2.5 million was received from the proceeds of March 2016 financing and $1.0 million was received from exercises of warrants. A total of approximately $2.9 million was received from a bridge loan from a related party and approximately $602,000 was received from exercises of warrants from the October 2014 financing transaction during the first nine months of 2015.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We need to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. For the nine months ended September 30, 2016, our average burn rate was approximately $362,000 per month, excluding capital expenditures and patent costs averaging $84,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital expenditures will result in cash flow sufficient to sustain our operations at least through September 30, 2017. The Company may still issue securities in certain circumstances, including issuing shares in private placements to its officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at September 30, 2016, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since January 1, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the nine months ended September 30, 2016 was approximately $362,000 per month excluding capital expenditures and patent costs averaging $84,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

During the three and nine months ended September 30, 2016, we derived approximately 39% and 32% of our revenues from one customer, respectively.

During the three and nine months ended September 30, 2016, one customer accounted for 39% and 32% of our consolidated revenues, respectively. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of September 30, 2016, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 84% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of September 30, 2016. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G and Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.75 to $10.93 per share as of September 30, 2016). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The sale or issuance of our common stock to holders of Series I Preferred Stock (“holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall. *

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for twelve months from the date of issuance. As of September 30, 2016, we had 6,025 shares of Series I Convertible Preferred Stock outstanding and Series A and C Warrants for approximately 7.2 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

The holders may ultimately convert all, some or none of the Series I Convertible Preferred Stock into shares of our common stock, exercise all, some or none of the Series A and C warrants into shares of our common stock. Such shares acquired by such holders may be sold, as such holders may sell all, some or none of those shares. Therefore, the conversion of the preferred stock and exercise of warrants by such holders will result in substantial dilution to the interests of other holders of our common stock. Additionally, the conversion into a substantial number of shares of our common stock such holders, or the anticipation of such conversion, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At September 30, 2016, there were 7,607,182 warrants outstanding, and 226,629 vested and 1,306,159 non-vested stock options outstanding. We may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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
Dated: November 14, 2016
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

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.10	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.11	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.12	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*

Exhibit	Description
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.