Form 10-K
period 2016-12-31
International Stem Cell CORP
filed 2017-03-31
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,119,000 based upon the closing price of the common stock on June 30, 2016 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2017 there were 3,950,979 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2017 is incorporated by reference into Part III of this Form 10-K.

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

Business Overview

International Stem Cell Corporation (sometimes referred to herein as “ISCO”, the “Company”, “we”, “us”, or “our”) is a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue.

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, cosmetic and research products, of a total of $7.2 million and $7.6 million for the years ended December 31, 2016 and 2015, respectively.

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

We have completed our IND-enabling preclinical studies on our most advanced program, the development of neural stem cells for the treatment of Parkinson’s disease and filed the regulatory submission to the Australian Therapeutics Goods Administration (“TGA”) and have started a phase I clinical trial in Australia. To-date, we have successfully transplanted ISC-hpNSC® cells into Parkinson’s disease patients and completed the first cohort in our ongoing clinical trials for Parkinson’s Disease.

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

In 2016 Therapeutics Goods Administration (TGA) of Australia cleared a regulatory submission from CytoTherapeutics, our wholly owned subsidiary, to initiate a Phase I clinical trial, dose escalation trial using human parthenogenetic stem cells-derived neural stem cells (ISC-hpNSC) in patients with Parkinson’s disease. Since July 2016, all patients in cohort 1 in our clinical trial for Parkinson's Disease were successfully transplanted with ISC-hpNSC® cells. .

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatment

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) traumatic brain injury (“TBI”), 3) metabolic/liver diseases; and 4) corneal blindness. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and TBI, liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases and corneal like structures from hpSCs that may be suitable for cornea transplantation and corneal healing in humans.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which will be used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In 2016 we dosed two patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We anticipate receiving preliminary clinical data in Q4 2017.

In November 2014 in an important ruling the FDA cleared ISCO’s human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of advancing stem cell therapies based on ISCO’s core technology into clinical development and on to commercialization. Although the Phase I study is conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

In August 2014 International Stem Cell Corporation announced the launch of a stroke program, evaluating the use of neural stem cell transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC from the Parkinson’s disease program and, as there is evidence that transplantation of ISC-hpNSC may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015 the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

Cosmetic Market – Skin Care Products

Products that provide anti-aging benefits represent a significant portion of the global facial skincare market. In key regions, such as the U.S. and Asia, the growth of the facial skincare market is driven by an increase in consumer disposable income and growing popularity of skincare products based on biotechnology, such as human stem cells. Currently this market segment is in its early stages of development and we believe it has a significant growth potential. Our goal is to leverage our leadership in human stem cell technology in order to develop and commercialize advanced anti-aging skincare products for our retail and professional sales channels.

Our wholly-owned subsidiary, Lifeline Skin Care, Inc. (“LSC”), develops, manufactures and markets a line of luxury skincare products with anti-aging benefits that is based on our proprietary human non-embryonic stem cell extract and small molecule technologies.

LSC’s products are sold in the United States and internationally through a branded website, the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas) and a network of international distributors.

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

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 175 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells, in order to address this significant market opportunity. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets.

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

Cyto Therapeutics was registered in the state of Victoria, Australia, in December 2014 for the purpose of conducting clinical trials in Australia. Cyto Therapeutics is a limited proprietary company and a wholly-owned subsidiary of ISCO.

Corporate Structure

International Stem Cell Corporation is a Delaware corporation which has four direct or indirect wholly owned subsidiaries: International Stem Cell Corporation, a California corporation (“ISC California”), Lifeline Cell Technology, LLC (“LCT”), Lifeline Skin Care, Inc. (“LSC”), and Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”)

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which is conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which we intend to use to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2016 we published all important pre-clinical data in two peer-reviewed journals, Cell Transplantation and Nature Scientific.

In August 2014, we began evaluating the use of ISC-hpNSC® for the treatment of ischemic stroke using a rodent model of the disease. Because, we have developed safety data on NSC from the Parkinson's disease program we believe can leverage such data in a program for the treatment of ischemic stroke.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before any regulatory approval may be achieved and the products sold for therapeutic use.

Skin Care Products

As of December 31, 2016 ISCO’s LSC subsidiary had developed and was actively selling six distinct skincare products based on its proprietary stem cell technology. Daily Defense Complex diminishes the appearance of fine lines and wrinkles, while improving skin texture and firmness. Recovery Night Moisture Serum helps improve skin tightness and provides hydration. Eye Firming Complex provides tightening benefits to the under-eye skin area. Neck Firming Serum is specifically designed to nourish the skin in the decollate area. In 2016 LSC launched its two new anti-aging products - Aqueous Gel Serum (retail formula) and the ProPLUS Advanced Aqueous Treatment (professionals-only formula). Both formulas combine LSC’s core stem cell extract technology with a unique water base in order to deliver anti-aging, hydration, and skin rejuvenation benefits.

In 2016 LSC also continued to expand its small molecule technology product line, which was first introduced to consumers with the December 2015 release of LSC’s Molecular Renewal Serum. Brightening Toner combines LSC’s small molecule technology with Phytic and Mandelic acids in order to provide anti-aging, brightening, and exfoliation benefits. Advanced Molecular Serum, available only through LSC’s professional sales network of medical practices, dermatologists, and spas, delivers anti-aging, skin tightening, and brightening benefits.

LSC continues to offer a selection of cleanser and exfoliating products designed to complement the core technology products. Brightening Cleanser uses ultra-fine conditioning powders to help cleanse and brighten the skin. Dual Action Exfoliator uses glycolic acid and microcrystals to exfoliate dead skin cells. Refresh Polishing Gelee combines calming ingredients and micro beads to gently exfoliate the skin.

Overall LSC is offering for sale twelve distinct categories of products, with each category containing various size and scent options.

Research Products

ISCO’s LCT subsidiary develops, manufactures and commercializes over 175 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets. LCT frequently adds more products to its line. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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

Parkinson’s disease. Parkinson’s disease (“PD”) is the second most common neurodegenerative disease and, according to the Parkinson’s Disease Foundation, there are more than one million sufferers in the United States and more than $2 billion is spent on medication. Currently there is no cure for PD and the improvements in symptoms provided by PD drugs often diminish with time. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and potentially other central nervous system disorders, including traumatic brain injury, in order to address this significant market opportunity.

Traumatic Brain Injury. Over 1.7 million people in North America suffer annually from traumatic brain injury, with associated medical costs exceeding $70 billion. According to the World Health Organization, the global incidence for traumatic brain injury is approximately 10 million people annually. According to the CDC, traumatic brain injury is a leading cause of death and disability in the United States, contributing to about 30% of all injury deaths.

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

Intellectual Property

Patents

In 2016 ISCO was issued five new patents for technology generated by the in-house R&D team. The first patent, issued in Russia, covers various methods of deriving differentiated cells from stem cells. The second patent, issued in the United States, covers the use of small molecules in skin care. The third patent, issued in Israel, covers various aspects of synthetic cornea technology. The fourth and fifth patent, issued in India and Australia respectively, both cover various aspects of parthenogenesis.

In addition to the five new patents covering in-house generated technology, in 2016 five pending patent applications licensed by ISCO as part of the Ocata License were issued as patents. The first patent, issued in the United States, covers various aspects of differentiating embryonic stem cells using tenascin. The second patent, issued in Canada, covers methods of telomere restoration in animals. The third patent, issued in the United States, covers different aspects of cytoplasmic transfer. The fourth and fifth patent, issued in the United States and Canada respectively, both cover various aspects of cell differentiation.

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

We have protected our research products and branding through both patents and trademarks. Lifeline Skin Care has filed patent applications covering its proprietary core technologies and methods of using stem cells and small molecules to create skin care products. LSC unique product formulas are protected as trade secrets. ISCO, LCT, and LSC have registered trademarks on their company names, logos and various product names to protect their branding investment. Lifeline Cell Technology’s reagent formulations are protected as trade secrets.

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

Research Agreements

In 2016 and 2015, ISCO spent $2.8 million and $2.7 million on research and development activities, respectively. ISCO actively pursues sponsored research agreements with local and international research organizations and has established research collaborations with collaborators from Yale University, University of South Florida, Tulane University, University of California, San Diego, The Scripps Research Institute (La Jolla), and the Sanford Burnham Preby Medical Discovery Institute. We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISCO for possible use in therapeutic or research fields. In addition to the research collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

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

Some of our primary competitors in the development of stem cell therapies are BioTime, Neuralstem, Inc., ReNeuron,  and ViaCyte. Our primary competitors in the skin care market are Obagi, ZO, Skinceuticals, SkinMedica (now owned by Allergan), and Murad. In the field of research products, our primary competitors for human cells, media and reagents are Lonza, EMD Millipore, Life Technologies (now owned by Thermo Fisher Scientific), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 30% of our total sales in 2016 were from one customer.

The skin care line was launched in November 2010 through the company’s own website—www.lifelineskincare.com. Since that time, distribution has expanded to include destination and resort spas, dermatologists, plastic surgeons and international markets. Domestically, we plan to increase distribution of our products by expanding and improving our retail and professional product lines, increasing brand awareness, strategic partnerships, sales promotions, and public relations. Internationally, we are planning to increase distributions by seeking new distributors.

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

In Australia, the approval process for commencing Phase 1 and 2 clinical trials resides with Therapeutic Goods Administration (TGA) and the Human Research Ethics Committee, (HREC). Prior to commencing a clinical trial, a sponsor must submit to TGA a CTX or CTN application and must submit to the HREC a study protocol, an investigator brochure and a template informed consent for such clinical trial. The HREC approval process generally takes four to eight weeks.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubts about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2016, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the year ended December 31, 2016 was approximately $350,000 per month excluding capital expenditures and patent costs averaging $79,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2017 and beyond;
•	scientific progress in our research and development programs;
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

The outcome of pre-clinical, clinical and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we may be unable to sell our proposed products.

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

During the year ended December 31, 2016, we derived approximately 30% of our revenues from one customer.

During the year ended December 31, 2016, one customer accounted for 30% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of December 31, 2016, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 84% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of December 31, 2016. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $10.93 per share as of December 31, 2016). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

While we are currently exempt from the “penny stock” rules, aslong as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock would be subject to the “penny stock” rules, if we otherwise do not continue to qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The sale or issuance of our common stock to holders of Series I Preferred Stocks (“holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for twelve months from the date of issuance. As of December 31, 2016, we had 5,990 shares of Series I Convertible Preferred Stock outstanding and Series A and C Warrants for approximately 6.9 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At December 31, 2016, there were 7,321,468, warrants, for which we have reserved 7,321,468 shares of common stock, and 217,762 vested and 1,293,044 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our current lease for this facility expires in December 2021, with the Company’s option to terminate the lease on January 1, 2020 upon a six month advance notice. The current base rent is approximately $9,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

In addition to the primary research facility lease, we entered into a lease with S Real Estate Holding, LLC (an affiliate of our CEO and Executive Vice President and Chief Scientific Officer) to allow the Company to expand into new corporate offices located in Carlsbad, California. The current lease covers 9,848 square feet which is being used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The current lease expires on February 29, 2020. As of December 31, 2016, the base rent was approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. We are also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

We lease a 8,280 square foot manufacturing facility in Frederick, Maryland, which we use for laboratory and administrative purposes. As of December 2016, the base rent was approximately $10,000. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The laboratory is being used to develop and manufacture our research products and the administration facility will be used for sales and marketing and general administration purposes. Our manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

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

As of December 31, 2016, we had 3,950,979 shares of common stock outstanding, and approximately 9,100 holders of record of our common stock, and we had 5,256,033 shares of preferred stock outstanding, and seven holders of record of our preferred stock, with the 5,256,033 shares of preferred stock being convertible into 6,569,025 shares of common stock.

The high and low sales prices per share of our common stock, as reported by OTC QB for each quarter during fiscal years 2016 and 2015, are reported below:

	Market Price
	High	Low
Fiscal Year 2016
First Quarter	$4.25	$2.00
Second Quarter	$4.24	$1.90
Third Quarter	$2.22	$1.50
Fourth Quarter	$1.90	$0.65
Fiscal Year 2015
First Quarter	$10.50	$9.00
Second Quarter	$12.00	$6.00
Third Quarter	$7.50	$1.25
Fourth Quarter	$6.95	$3.00

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	31,637	$83.98
2010 Equity Participation Plan	1,428,439	$11.65
Equity compensation plans not approved by security holders (1)	50,730	$92.31
Total	1,510,806		2,226,994
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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $7.2 million and $7.6 million for the years ended December 31, 2016 and 2015, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments. With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) traumatic brain injury (“TBI”); 3) metabolic/liver diseases; and 4) corneal blindness. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and TBI, liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases and corneal like structures from hpSCs that may be suitable for cornea transplantation and corneal healing in humans.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which will be used to produce the clinical-grade cells necessary for future clinical studies and commercialization.  In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSCs”) in various animal species including non-human primates. In 2016 we dosed two patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We anticipate receiving preliminary clinical data in Q4 2017.

In November 2014 in an important ruling the FDA cleared ISCO's human parthenogenetic stem cells line for investigational clinical use.  This was a necessary step in the process of advancing stem cell therapies based on ISCO’s core technology into clinical development and on to commercialization.  Although the Phase I study is conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

In August 2014 International Stem Cell Corporation announced the launch of a stroke program, evaluating the use of neural stem cell transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC from the Parkinson's disease program and, as there is evidence that transplantation of ISC-hpNSC may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015 the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and offers for sale cosmetic skin care products based on two core technologies: encapsulated extract derived from our pluripotent human non-embryonic stem cells and specially selected small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, and ProPLUS Advanced Aqueous Treatment. Products based on the proprietary small molecule technology include: Molecular Renewal Serum, Brightening Toner, and ProPLUS Molecular Renewal Treatment. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas). Internationally LSC’s products are sold through a network of distributors. Domestically, we plan to increase sales of our products by expanding our product line and increasing brand awareness through advertising, sales promotion and public relations. Internationally, we plan to increase distribution and sales through partnerships with wholesale distributors in Europe, Asia, North America, and Australia.

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 175 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Cyto Therapeutics was registered in the state of Victoria, Australia, in December 2014 for the purpose of conducting clinical trials in Australia. Cyto Therapeutics is a limited proprietary company and a wholly-owned subsidiary of ISCO.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenue for the year ended December 31, 2016, totaled $7.17 million, compared to $7.55 million in 2015. LCT contributed $4.32 million or 60% of total revenue in 2016, compared to $4.05 million or 54% of total revenue in 2015. The increase of $268,000 or 7% in LCT’s revenue for 2016 consists of a $390,000 increase in sales to OEM customers  partially offset by a $122,000 decrease of cells, media and custom products. LSC’s revenue of $2.85 million in 2016 accounted for 40% of total revenue, compared to $3.50 million or 46% of total revenue in 2015. The decrease of $654,000 or 19% in LSC’s revenue consists of a $235,000 decrease in sales in the professional channel and $419,000 decrease in sales in the e.commerce and international channels.

Cost of Sales

Cost of sales for the year ended December 31, 2016 was $1.94 million or 27% of revenue, compared to $2.06 million or 27% of revenue in 2015. Our overall cost of sales as a percentage of revenue remained unchanged. LCT’s cost of sales was approximately 34% as a percentage of LCT’s sales for each of the years ended December 31, 2016 and 2015. LSC’s cost of sales was approximately 16% and 20% as a percentage of LSC’s sales for the years ended December 31, 2016 and 2015, respectively. LCT’s cost of sales for the year ended December 31, 2016 was $1.47 million, compared to $1.37 million in the prior year. The increase in cost of sales for LCT of approximately $104,000 is mainly attributable to increased sales during the year ended December 31, 2016 compared to 2015. LSC’s cost of sales was $469,000 or 16% of LSC’s revenues during 2016, compared to $686,000 or 20% of LSC’s revenues in the prior year. The decrease in cost of sales for LSC of approximately $217,000 is primarily due to lower overall sales during the year ended December 31, 2016 compared to 2015 partially offset by a shift in our sales mix, with a higher portion of our sales recorded from e.commerce compared to other sales.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses for the year ended December 31, 2016 amounted to $2.86 million, reflecting an increase of approximately $149,000 or 6% compared to $2.71 million in 2015. The increase was primarily due to higher stock-based compensation costs of $298,000, partially offset by decreases in consulting costs of $65,000, depreciation expense of $57,000, staff related costs of $22,000, and facility and office costs of $8,000.

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

Selling and Marketing Expense

Selling and marketing expenses for the year ended December 31, 2016 amounted to $2.53 million, reflecting a decrease of approximately $110,000 or 4%, as compared to $2.64 million in 2015. The decrease was primarily due to lower consulting costs of $121,000, logistics costs of $55,000, website support costs of $23,000, samples costs of $16,000, tradeshow costs of $19,000, and marketing materials expenses of $21,000, partially offset by higher advertising costs of $46,000, staff related costs of $34,000, depreciation expense of $26,000, and shipping costs of $17,000.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $4.69 million, reflecting a decrease of $26,000 or 1%, compared to $4.72 million in 2015. The decrease is primarily attributable to decreases in depreciation expense of  $121,000, franchise tax expense of $96,000, consulting costs of  $76,000, investor relations related costs of $74,000, staff related costs of $73,000, and accounting fees of $16,000, partially offset by increases in patent impairment expense of $154,000, legal fees of $124,000, stock based compensation costs of $67,000, directors and officers insurance costs of $32,000, and facility and office costs of $22,000.

Other Income/Expense

Net other income was $3.77 million for the year ended December 31, 2016, compared to $1.93 million for the year ended December 31, 2015. The increase of $1.84 million in net other income is mainly due to an increase of $12.6 million of income related to the change in fair value of the warrant liability and a decrease in expenses related to warrant modification of $40,000, partially offset by an increase of $9.90 million of other expense related to the fair value of warrants issued in the March 2016 financing transaction in excess of proceeds, and an increase of $928,000 of financing expenditures.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, our cash and cash equivalents totaled $110,000 and $532,000, respectively. At December 31, 2016, we had a working capital deficit of $1.11 million compared to working capital deficit of $2.55 million at December 31, 2015. The $1.44 million decrease in working capital deficit is primarily due to a decrease in related party payable of $3.13 million, decrease in accounts payable and accrued liabilities of $620,000, an increase in current inventory of $42,000 and an increase in accounts receivable of $35,000, partially offset by an increase of $1.81 million in fair value of the warrants liability related to our March 2016 financing transaction, decrease in cash and cash equivalents of $422,000 and decrease in prepaid and other current assets of $154,000.

Operating Cash Flows

Net cash used in operating activities was $4.20 million for the year ended December 31, 2016, compared to $4.12 million in 2015. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $3.53 million, increase in accounts receivable of $27,000, increase in inventory of $157,000, decrease in prepaid and other current assets of $154,000 and decrease in accounts payable and accrued liabilities of $620,000 in 2016, compared to $3.33 million of net loss after non-cash adjustments, increase in accounts receivable of $86,000, increase in inventory of $217,000, increase in prepaid and other current assets of $87,000 and decrease in accounts payable and accrued liabilities of $455,000 in 2015.

Investing Cash Flows

Net cash used in investing activities was $943,000 for the year ended December 31, 2016, compared to net cash used of $738,000 in 2015. The increase was primarily the result of higher payments for capital expenditures of $196,000.

Financing Cash Flows

Net cash provided by financing activities was $4.72 million for the year ended December 31, 2016, compared to $4.28 million in 2015. In 2016, $700,000 was received from a bridge loan from a related party having a maturity of April 10, 2016 (which was subsequently converted to Series I-2 Preferred Stock on March 15, 2016), $2.50 million was received from the proceeds of March 2016 financing and $1.52 million was received from exercises of warrants. In 2015, a total of $3.11 million was received from a bridge loan from a related party and $1.17 million was received from exercises of warrants issued in the October 2014 financing transaction.

On March 15, 2016, in a private placement, we sold a total of (i) 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of common stock at an initial conversion price of $1.75 (ii) Series A warrants (the “Series A Warrants”) to purchase up to approximately 3.6 million shares of common stock for an initial exercise price of $3.64 per share exercisable immediately and which have a term of 5.0 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to approximately 3.6 million shares of common stock for an initial exercise price of $1.75 per share exercisable immediately and which have a term of 6 months, and (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to approximately 3.6 million shares of common stock for an initial exercise price of $1.75 per share exercisable immediately and which have a term of 12 months for an aggregate initial gross purchase price of $6.31 million, as discussed in Note 6, Capital Stock, to our consolidated financial statements.

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the consolidated balance sheet date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2017 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the year ended December 31, 2016, our average burn rate was approximately $350,000 per month, excluding capital expenditures and patent costs averaging $79,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds, and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations through March 31, 2018. Additionally, the October 2014 and March 2016 Securities Purchase Agreements entered into in connection with the private placements discussed below provide various limitations on our ability to issue securities, although we may issue securities in certain circumstances, including issuing shares in private placements to our officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

Inventory

We account for inventory using the average cost and first-in, first-out (FIFO) methods for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the year end is classified as non-current inventory on the balance sheet.

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

Recent Accounting Pronouncements

See Note 1. Recent Accounting Pronouncements, in the Notes to Financial Statements of this Annual Report.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our management concluded that, at December 31, 2016, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2016 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

As of December 31, 2016, our executive officers were as follows:

Name	Principal Occupation	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	57
Mahnaz Ebrahimi	Chief Financial Officer	59
Russell Kern	Executive Vice President and Chief Scientific Officer	31
Sophia Garnette	Vice President, Legal Affairs & Operations	33

Andrey Semechkin, Ph.D., Co-Chairman and CEO, has been a Director of the Company since December 2008. Dr. Semechkin has served as our Chief Executive Officer since November 2009, and from December 2008 to November 2009 he served in other senior management positions with the Company. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Professor Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 20 years’ experience creating and managing businesses across different industries and scientific sectors.

Mahnaz Ebrahimi, Chief Financial Officer, joined the Company in September 2015. Ms. Ebrahimi has over 25 years of experience in executive/senior level financial management, accounting and SEC reporting matters, having worked with numerous publicly traded and privately held biotechnology, life science, and technology companies. Prior to joining the Company, she has served as a consultant for the Company as well as for Flux Power Holdings, Polaris Pharmaceutical, and Ocera Therapeutics. From October 2010 through July 2012, she served as Director, Financial Planning and Analysis and Treasury at eBioscience, where she was instrumental in the successful merger with Affymatrix in June 2012.

Russell Kern, Ph.D, Executive Vice President and Chief Scientific Officer, became a Director in October 2008. Dr. Kern has served as our Chief Scientific officer since June 2013 and previously served since December 2008 in various scientific and management positions, including as Vice President Research and Development. Dr. Kern was trained in medical genetics, embryology and stem cell biology. He holds a Ph.D. degree in Human Physiology from the Russian Academy of Medical Sciences and has broad expertise in neuroscience, and was part of the team, along with scientists from the NYU Medical School that elucidated the physiological changes that occur in the brains of Parkinson’s disease patients. Dr. Kern directs ISCO’s R&D programs including stem cell derivation, differentiation and the pre-clinical and clinical evaluation of stem cell derived cells and tissue. He has developed a general method of deriving highly pure populations of neural stem cells and dopaminergic neurons from pluripotent stems cells that is novel, practical and suitable for use in a clinical setting. Dr. Kern is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has more than 40 publications in the field of Parkinson’s disease and stem cell biology and he is an active member of the American Academy of Neurology and the Society for Neuroscience. Dr. Russell Kern is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

Sophia Garnette (formerly Sofya Bakalova), J.D., Vice President, Legal Affairs & Operations, received her law degree from the University of Miami School of Law and has experience in various aspects of corporate and biotechnology law, regulatory affairs, project management, and business operations. After joining the Company in March 2011, she has held a variety of business and legal roles, including in-house counsel, advisor to the CEO, and Vice Chairman of the Board of Directors for Lifeline Skin Care. Ms. Garnette holds a Bachelor’s degree in Economics from San Francisco State University and worked in the banking and finance industries prior to beginning her legal career.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2016, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2016, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2016, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2016, under the caption “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services.”

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

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 5, 2014, File No. 000-51891).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015, File No. 000-51891).

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2017, File No. 000-51891).

3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.10 of the Registrant’s Form 8-K filed on July 19, 2013, File No. 000-51891).

Exhibit Number	Description

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

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

10.1*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

10.2*

Form of Stock Option Agreement for stock options granted outside of the 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed on March 30, 2010, File No. 000-51891).

10.3	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010, File No. 000-51891).

10.4*	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed April 18,2016, File No. 000-51891).

10.5

Standard Multi-Tenant Office Lease – Gross Agreement, dated as of February 19, 2011, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 28, 2011, File No. 000-51891).

10.6

Amendment to Standard Multi-Tenant Office Lease – Gross Agreement, dated as of March 3, 2016, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed March 30, 2016, File No. 000-51891).

10.7	Series G Preferred Stock Purchase Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form-8-K filed on March 15, 2012, File No. 000-51891).

10.8	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.9	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.10	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012, File No. 000-51891).

10.11	Form of Warrant Agreement for January 22, 2013 Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 24, 2013, File No. 000-51891).

10.12

Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.13

Amended and Restated License Agreement with Advanced Cell Technology, Inc. (UMass IP) (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.14

Amended and Restated License Agreement dated February 7, 2013 with Advanced Cell Technology, Inc. (Infigen IP) (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.15	Securities Purchase Agreement dated March 12, 2013 (incorporated by reference by Exhibit 10.1 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

10.16	Form of Common Stock Warrant Agreement for March 2013 Securities Purchase (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 14, 2013, File No. 000-51891).

Exhibit Number	Description

10.17

Amendment, effective July 1, 2011, to Standard Multi-Tenant Office Lease with S Real Estate Holdings LLC (incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K filed on March 26, 2013, File No. 000-51891).

10.18	Securities Purchase Agreement dated May 29, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 4, 2014, File No. 000-51891).

10.19	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 12, 2014, File No. 000-51891).

10.20	Securities Purchase Agreement dated June 26, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 1, 2014, File No. 000-51891).

10.21	Securities Purchase Agreement dated August 6, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 11, 2014, File No. 000-51891).

10.22	Securities Purchase Agreement dated September 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 16, 2014, File No. 000-51891).

10.23	Form of Securities Purchase Agreement dated October 7, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 8, 2014, File No. 000-51891).

10.25

Amendment Agreement to Registration Rights Agreement, dated October 29, 2014, between the Company and certain purchasers thereto (incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 filed on November 3, 2014, Registration No. 333-199779).

10.26

Amendment dated November 13, 2014 to Amended and Restated Investor Rights Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 18, 2014, File No. 000-51891).

10.27	Waiver Agreement dated December 31, 2014 with holders of Series G Preferred Stock (incorporated by reference by Exhibit 10.32 of the Registrant’s Form 10-K filed March 30, 2015, File No. 000-51891).

10.28	Promissory Note dated May 6, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 8, 2015).

10.29	Note dated May 12, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2015).

10.30	Note issued on August 10, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 13, 2015).

10.31	Form of Note issued on September 9, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 9, 2015).

10.32	Form of Note issued on October 9, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 14, 2015).

10.33	Form of Note issued on November 3, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 4, 2015).

10.34	Form of Note issued on December 10, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 15, 2015).

10.35	Form of Note issued on January 8, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 12, 2016).

10.36

Note Conversion Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 12, 2016).

10.37

Registration Rights Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 12, 2016).

Exhibit Number	Description

10.38	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 10, 2016).

10.39	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.40	Placement Agent Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 10, 2016).

10.41	Form of Note issued on March 9, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 10, 2016).

10.42	Form of Note issued on January 12, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 18, 2017).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016).

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

ITEM 16.	FORM 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ MAHNAZ EBRAHIMI
Name:	Mahnaz Ebrahimi
Title:	Chief Financial Officer

Dated: March 31, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31,2017
Andrey Semechkin

/ S / MAHNAZ EBRAHIMI	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
Mahnaz Ebrahimi

/ S / RUSSELL KERN	Executive VP and Chief Scientific Officer and Director	March 31, 2017
Russell Kern

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	March 31, 2017
Donald A. Wright

/ S / PAUL V. MAIER	Director	March 31, 2017
Paul V. Maier

/ S / CHARLES J. CASAMENTO	Director	March 31, 2017
Charles J. Casamento

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Stem Cell Corporation and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 31, 2017

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$110	$532
Accounts receivable, net of allowance for doubtful accounts of $12 and $20 at December 31, 2016 and December 31, 2015, respectively	574	539
Inventory, net	1,390	1,348
Prepaid expenses and other current assets	418	572
Total current assets	2,492	2,991
Property and equipment, net	396	375
Intangible assets, net	3,484	3,223
Non-current inventory	615	489
Deposits and other assets	58	60
Total assets	$7,045	$7,138
Liabilities and Stockholders' Equity
Accounts payable	$841	$1,092
Accrued liabilities	465	834
Related party payable	—	3,129
Advances	250	250
Fair value of warrant liability	2,045	239
Total current liabilities	3,601	5,544
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $381 and $366 at December 31, 2016 and December 31, 2015, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 shares issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 and 0 shares authorized at December 31, 2016 and December 31, 2015, respectively, 1,680 and 0 issued and outstanding at December 31, 2016 and December 31, 2015, respectively, with liquidation preferences of $1,680 and $0 at December 31, 2016 and December31, 2015, respectively.	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 and 0 shares authorized at December 31, 2016 and December 31, 2015, respectively, 4,310 and 0 issued and outstanding at December 31, 2016 and December 31, 2015, respectively, with liquidation preferences of $4,310 and $0 at December 31, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.001 par value, 120,000,000 and 720,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively, 3,950,979 and 2,808,598 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	101,898	98,970
Accumulated deficit	(98,463)	(97,384)
Total stockholders' equity	3,444	1,594
Total liabilities and stockholders' equity	$7,045	$7,138

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	December 31,
	2016	2015
Revenues
Product sales	$7,165	$7,551
Total revenue	7,165	7,551
Expenses
Cost of sales	1,944	2,056
Research and development	2,856	2,707
Selling and marketing	2,527	2,637
General and administrative	4,689	4,715
Total expenses	12,016	12,115
Loss from operations	(4,851)	(4,564)
Other income (expense)
Change in fair value of warrant liability	14,607	1,980
Fair value of warrant liability in excess of proceeds	(9,902)	—
Financing transaction costs	(928)	—
Interest expense	(6)	(11)
Sublease income	—	1
Miscellaneous expense	1	(41)
Total other income (expense), net	3,772	1,929
Loss before income taxes	(1,079)	(2,635)
Provision for income taxes	—	—
Net loss	$(1,079)	$(2,635)
Net loss applicable to common stockholders	$(1,079)	$(2,635)
Net loss per common share-basic (1)	$(0.34)	$(1.33)
Net loss per common share-diluted (1)	$(0.34)	$(2.26)
Weighted average shares-basic (1)	3,190	1,984
Weighted average shares-diluted (1)	3,190	2,038

(1) See Note 1, “Reverse Stock Split”

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016 and 2015

(in thousands)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	1,596	$2	300	$—	—	$—	5,000	$5
Issuance of common stock
For services	20	—
From exercises of warrants	517	—
For fractional shares rounding up due to reverse stock split	5	—
Conversion of preferred stock	671	1	(50)	—
Warrant modification
Stock-based compensation
Net loss for the year ended December 31, 2015
Balance at December 31, 2015	2,809	3	250	—	—	—	5,000	5
Issuance of common stock
For services	58	—
From exercises of warrants	901	1
Issuance of preferred stock
Conversion of preferred stock	183	—
Stock-based compensation
Net loss for the year ended December 31, 2016
Balance at December 31, 2016	3,951	$4	250	$—	—	$—	5,000	$5

(1) See Note 1, “Reverse Stock Split”

See accompanying notes to the consolidated financial statements.

	Convertible Preferred Stock
									Additional		Total
	Series H-1		Series H-2		Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	1	$—	—	$—	—	$—	—	$—	$95,063	$(94,749)	$321
Issuance of common stock
For services									105		105
From exercises of warrants									3,166		3,166
For fractional shares rounding up due to reverse stock split									—		—
Conversion of preferred stock	(1)	—	—	—					(1)		—
Warrant modification	—								40		40
Stock-based compensation									597		597
Net loss for the year ended December 31, 2015										(2,635)	(2,635)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	98,970	(97,384)	1,594
Issuance of common stock
For services									105		105
From exercises of warrants									1,851		1,852
Issuance of preferred stock					2	—	4	—	—		—
Conversion of preferred stock					—	—			—		—
Stock-based compensation									972		972
Net loss for the year ended December 31, 2016										(1,079)	(1,079)
Balance at December 31, 2016	—	$—	—	$—	2	$—	4	$—	$101,898	$(98,463)	$3,444

(1) See Note 1, “Reverse Stock Split”

See accompanying notes to the consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,079)	$(2,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	472
Stock-based compensation expense	972	597
Common stock issued for services	105	105
Fair value of warrant in excess of proceeds	9,902	—
Financing transaction costs	535	—
Change in fair value of warrant liability	(14,607)	(1,980)
Warrant modification expense	—	40
Allowance for bad debt	(8)	—
Allowance for inventory obsolescence	(11)	(103)
Loss on disposal of property and equipment	—	1
Impairment of intangible assets	330	176
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(27)	(86)
(Increase) decrease in inventory	(157)	(217)
(Increase) decrease in prepaid assets and other assets	154	(87)
(Increase) decrease in restricted cash	—	50
(Increase) decrease in deposits and other assets	2	(6)
Increase (decrease) in accounts payable	(251)	422
Increase (decrease) in accrued liabilities	(369)	(877)
Increase (decrease) in related party payable	(19)	8
Net cash used in operating activities	(4,197)	(4,120)
Investing activities
Purchases of property and equipment	(231)	(35)
Proceeds from sale of property and equipment	1	—
Payments for patent licenses and trademarks	(713)	(703)
Net cash used in investing activities	(943)	(738)
Financing activities
Proceeds from a bridge loan from a related party	700	3,110
Proceeds from issuance of preferred stock	2,500	—
Proceeds from exercise of warrants	1,518	1,169
Net cash provided by financing activities	4,718	4,279
Net decrease in cash and cash equivalents	(422)	(579)
Cash and cash equivalents, beginning of period	532	1,111
Cash and cash equivalents, end of period	$110	$532
Supplemental disclosure of cash flow information
Cash paid for interest	$14	$2
Supplemental disclosure of non-cash investing and financing activities
Release of warrant liability upon exercise of warrants	$334	$—
Conversion of bridge loan from a related party to equity	$3,810	$—

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

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets cosmetic products, utilizing an extract derived from the Company’s human parthenogenetic stem cell and the Company’s proprietary small molecule technology.

Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which is conducting clinical trials in Australia for the use of human parthenogenetic stem cell (hpSCs) in the treatment of Parkinson’s disease.

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $350,000 per month, excluding capital expenditures and patent costs averaging $79,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations through March 31, 2018. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company has generated product revenues from the two commercial businesses of $7,165,000 and $7,551,000 for the years ended December 31, 2016 and 2015, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) methods for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. Inventory balances are stated at the lower of cost or market. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the year end is classified as non-current inventory on the balance sheet.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2016 and 2015, the Company had an allowance for doubtful accounts totaling $12,000 and $20,000, respectively.

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $4,277,000 and $3,894,000 at December 31, 2016 and 2015, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the years ended December 31, 2016 and 2015 amounted to $122,000 and $99,000, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2016 and 2015 was $793,000 and $671,000, respectively. Additional information regarding patents and patent licenses is included in Note 4.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $330,000 and $176,000 of impairment losses on its long-lived assets during the years ended December 31, 2016 and 2015, respectively.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 60% and 54% of total revenue in 2016 and 2015, respectively. LSC’s revenue accounted for 40% and 46% of total revenue in 2016 and 2015, respectively.

Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the year ended December 31, 2016 as compared to the years ended December 31, 2015 and 2014. At December 31, 2016 and December 31, 2015, the estimated allowance for sales returns was $10,000.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2016 (in thousands).

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$2,045	$—	$—	$2,045

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2015 (in thousands).

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$239	$—	$—	$239

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2014	$4,216
Exercise of warrants	(1,997)
Adjustments to estimated fair value	(1,980)
Ending balance at December 31, 2015	239
Issuances of warrants	16,747
Exercise of warrants	(334)
Adjustments to estimated fair value	(14,607)
Ending balance at December 31, 2016	$2,045

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of December 31, 2016 and 2015 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary and other applicable re-measurement dates in 2016 and 2015 using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At December 31, 2016, there were 217,762 vested and 1,293,044 non-vested stock options outstanding, and 7,321,468 warrants outstanding; and at December 31, 2015, there were 126,206 warrants, and 191,519 vested and 60,120 non-vested stock options outstanding. These stock options and warrants, other than certain in-the-money warrants at December 31, 2015, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Warrants exercisable into 74,455 common shares were considered dilutive at December 31, 2015 and were included in the diluted loss per share calculation.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The amendment in ASU 2014-15 do not have any application to an entity’s financial statements, but only to the related notes. The Company adopted ASU 2015-15 for the annual period ended December 31, 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 was amended by ASU 2015-14 to delay the effective date. The new standard is effective for the Company on January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. Accordingly, the Company will adopt the standard in the first quarter of 2018. The Company plan to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retailed earnings with no restatement of comparative periods. The Company currently does not have any material revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which states that an entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  ASU No. 2015-11 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company will be its 2017 fiscal first quarter.  The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. ASU No. 2016-08 was amended by ASU No. 2016-10 to identify performance obligations and licensing. The Company has completed an initial assessment of the new revenue recognition standard under Topic 606, which will be effective beginning on January 1, 2018, andwill be working on an implementation plan to evaluate the accounting and disclosure requirements under the new standard. Based on the work performed to date, the Company do not expect adoption of the new standard to have a material impact on the consolidated financial statements. The Company has not finalized the transition method for adoption. These amendments should be adopted concurrent with adoption of ASU 2014-09. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU No. 2016-09 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. Accordingly, the Company will adopt the standard in the first quarter of 2017 for the quarterly period ending March 31, 2017.The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

2. Inventory

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Raw materials	$511	$544
Work in process	383	223
Finished goods	1,212	1,160
Total	2,106	1,927
Less: allowance for inventory excess and obsolescence	(101)	(90)
Inventory, net	$2,005	$1,837

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2016	2015
Machinery and equipment	$1,394	$1,354
Computer equipment and software	445	310
Office equipment	208	202
Leasehold improvements	777	757
	2,824	2,623
Less: accumulated depreciation and amortization	(2,428)	(2,248)
Property and equipment, net	$396	$375

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 were $209,000 and $373,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Ocata under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Ocata. Total license fees paid were $75,000 for the years ended December 31, 2016 and 2015.

As of December 31, 2016, the total amounts capitalized related to the acquired Ocata licenses were $747,000, and $3,530,000 related to other patent acquisition costs and trademarks.

At December 31, 2016, future amortization expense related to the intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2017	$128
2018	128
2019	95
2020	78
2021	78
Thereafter	2,906
Total	$3,413

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2016, no revenues were realized from this agreement.

	December 31,	December 31,
	2016	2015
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of December 31, 2016, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities.  The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. In 2015, 50,000 shares of the Series B Preferred Stock were converted to 27,881 shares of common stock at a conversion price of $1.79.  As of December 31, 2016 and 2015, there were 250,000 shares of the Series B Preferred issued and outstanding.

In March, 2016, the Company issued Series I Preferred Stock which had an initial conversion price of $1.75, as well as three series of warrants. In December 2016, the Company issued Restricted Stock to its non-employee directors at a price of $1.08. Accordingly, such transactions triggered adjustments in the current conversion price of the Series B Preferred to $1.08.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 47 shares of Series D Preferred Stock (“Series D Preferred”) for total proceeds of $4,700,000 at a price of $100,000 per Series D Preferred share.

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of December 31, 2016 and 2015, there were 43 shares of the Series D Preferred issued and outstanding.

The Series D Preferred was initially convertible into shares of common stock at $37.50 per share, resulting in an initial conversion ratio of 2,667 shares of common stock for every share of Series D Preferred. The Series D Preferred has an anti-dilution clause whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series D Preferred, the conversion price of the Series D Preferred shall be adjusted downward to equal the price of the new securities. The Series D Preferred has priority over the Series B Preferred Stock, Series G Preferred Stock, Series I-1 Preferred Stock, Series I-2 Preferred Stock and Common Stock on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of the Series D Preferred.

In March 2016, the Company issued Series I Preferred Stock which had an initial conversion price of $1.75, as well as three series of warrants. Accordingly, such transaction triggered an adjustment in the current conversion price of the Series D Preferred Stock to $1.75.

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

The Company determined that the Series G Preferred Stock had a contingent redemption feature allowing redemption by the holder under only some very limited circumstances (“deemed liquidation events”). As the event that may trigger the redemption of the convertible preferred stock was not solely within the Company’s control, the convertible preferred stock was classified as mezzanine equity (outside of permanent equity) on the Company’s consolidated balance sheet upon issuance. Additionally, legal costs related to the Series G Preferred financing in the amount of $59,000 were recorded in the mezzanine equity as well. On December 31, 2014, the Company entered into a Waiver Agreement with all of the holders of its Series G Preferred Stock, whereby the holders irrevocably and unconditionally waived all rights they held to require the Company to redeem any or all shares of the Series G Preferred Stock and to receive any payments and any other rights accruing to them by reason of the failure of the Company to redeem shares of Series G Preferred Stock, pursuant to the terms of the Series G Certificate of Designation. Holders of Series G Preferred Stock are Dr. Andrey Semechkin and Dr. Russell Kern, each of whom is a director and executive officer of the Company, and affiliated entities of Dr. Andrey Semechkin and Dr. Russell Kern. Subsequent to the signing of the Waiver Agreement, the Series G Preferred Stock is classified within permanent equity on the Company’s consolidated balance sheet.

As of December 31, 2016 and 2015, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In September 2016, the remaining outstanding Series B Warrants issued as a part of the Company’s Series I Preferred Stock Financing referred to above, for approximately 3.0 million shares expired unexercised. In accordance to the Series G Certificate of Designation, expiration of such warrants triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock to $10.93 per share and 0.0915 shares, respectively, as of December 31, 2016.

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Series H Agreement”), dated as of October 7, 2014, with Sabby Healthcare Volatility Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Andrey Semechkin and Russell Kern, the Company’s Chief Executive Officer and Co-Chairman and Executive Vice President and Chief Scientific Officer and Director, respectively, (together, the “Purchasers”), the Company sold in a private placement (the “Private Placement”) (i) 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share (the “Series H Preferred Stock”), convertible into 258,519 shares of common stock at an initial conversion price of $9.6705, (ii) Series A warrants (the “Series A Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $13.8150 per share exercisable immediately and having a term of 5.5 years, (iii) Series B warrants (the “Series B Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 6 months, (iv) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Warrants”) to purchase up to 258,519 shares of common stock for an initial exercise price of $9.6705 per share exercisable immediately and having a term of 12 months. The aggregate initial gross proceeds received from this transaction were $2.5 million. On June 20, 2015, the remaining unexercised Series B Warrants then outstanding expired unexercised.

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

Pursuant to the terms of the Series H Agreement, the conversion price of the Series H Preferred Stock and the exercise price of the Series A and Placement Agent Warrants was reset at $1.79 per share.  During year ended December 31, 2015, the investors converted 1,981.60 shares of Series H Preferred Stock into approximately 643,000 shares of our common stock. As of December 31, 2016, there were no shares of Series H Preferred Stock outstanding.

See Note 9, Stock Options and Warrants, Warrants Issued with Series H Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, B, and C Warrants.

Series I Preferred Stock

On March 9, 2016, pursuant to a Securities Purchase Agreement (the “Series I Agreement”), with three investors, which included two institutional investors and Andrey Semechkin, the Company's Chief Executive Officer and Co-Chairman providing for issuance (the "Offering") of (i) 2,000 shares of Series I-1 convertible preferred stock (the “Series I-1 Preferred Stock”) issuable to the institutional investors at a price of $1,000 per share, (ii) 4,310 shares of Series I-2 convertible preferred stock (the “Series I-2 Preferred Stock”, and together with the Series I-1 Preferred Stock, the “Series I Preferred Stock”) issuable to Andrey Semechkin at a price of $1,000 per share, (iii)   Series A warrants (the “Series A Warrants”) to purchase up to approximately 3.6 million shares of common stock for an initial exercise price of $3.64 per share with a term of five  years, (iv) Series B warrants (the “Series B Warrants”) to purchase up to approximately 3.6 million shares of common stock for an initial exercise price of $1.75 per share with a term of six months, and (v) Series C warrants (the “Series C Warrants”, together with the Series A Warrants and the Series B Warrants, collectively, the “Investor Warrants”) to purchase up to approximately 3.6 million shares of common stock for an initial exercise price of $1.75 per share with a term of twelve months. The Closing of the Offering occurred on March 15, 2016 (the “Closing Date”). The Series I Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Company received cash proceeds of $2.5 million on the closing date. On September 15, 2016, the remaining unexercised Series B Warrants then outstanding expired unexercised.

Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC. (the “Placement Agent”) acted as the exclusive placement agent for the Offering pursuant to a placement agency engagement letter, dated as of March 9, 2016, by and between the Placement Agent and the Company (the Engagement Letter”). Upon the closing of the Offering, pursuant to the Engagement Letter, the Placement Agent received a placement agent fee of $200,000 and a warrant to purchase approximately 343,000 shares of common stock (the “Placement Agent Warrant”, together with the Investor Warrants, the “Warrants”) as well as the reimbursement of fees and expenses up to $50,000. Similar to the Series A Warrant, the Placement Agent Warrant will have an initial exercise price of $3.64 per share, be immediately exercisable and will terminate on five years after the date of issuance.

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Series I Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the year ended December 31, 2016, the investors converted 320 shares of the Series I Preferred Stock into 182,857 shares of our common stock. As of December 31, 2016, there were 5,990 shares of Series I Preferred Stock outstanding.

See Note 9, Stock Options and Warrants, Warrants Issued with Series I Preferred Stock for detailed discussion of the anti-dilution provisions of the Series A, and C Warrants.

Common Stock Transactions

Reserved Shares

At December 31, 2016, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	1,510,806
Options available for future grant	2,226,994
Convertible preferred stock	6,569,025
Warrants	7,321,468
17,628,293

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series H Preferred, Series I Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the years ended December 31, 2016 and 2015, the Company recorded $149,000 and $139,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

Between May 6, 2015 and March 9, 2016, to obtain funding for working capital purposes and to refinance the indebtedness incurred from multiple notes during this time frame, the Company borrowed a total of $3,810,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $3,810,000 (the “Note”) to Dr. Andrey Semechkin. The principal amount under the Note accrued interest at a rate of One Half of One Percent (0.50%) per annum. At December 31, 2015 the principal amount outstanding under the promissory note was approximately $3.11 million. The Note was due and payable April 10, 2016. On March 15, 2016, the entire principal amount of the promissory note issued on March 9, 2016, was converted to 3,810 shares of Series I-2 Preferred Stock, pursuant to the Series I Agreement, dated as of March 9, 2016. Between January 12, 2017 and March 20, 2017, to obtain funding for working capital, the Company borrowed a total of $1,300,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $600,000 (the “2017 Note”) to Dr. Andrey Semechkin. The principal amount under the 2017 Note accrues interest at a rate of three and a half percent (3.50%) per annum and is due and payable September 1, 2017. See Note 12, Subsequent Events.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2016, net operating loss carryforwards of approximately $62,655,000, which may be applied against future taxable income and will expire in various years through 2036. At December 31, 2015, the Company had net operating loss carryforwards of approximately $59,713,000. The increase in carryforwards for the year ended December 31, 2016 is approximately $2,942,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2016 and 2015 follows:

	December 31,	December 31,
	2016	2015
Statutory federal income tax rate	35%	35%
Permanent items	106%	35%
State income taxes, net of federal taxes	17%	16%
Foreign	(17)%	0%
Change in valuation allowance	(152)%	(91)%
Tax credits claimed	7%	5%
Other	4%	0%
Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012, with the exception of California, which is 2011. The Company does not have any material uncertain tax positions as of December 31, 2016 and 2015. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2016 will materially change in the next 12 months.

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

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Deferred tax assets (liabilities)
Current deferred tax assets (liabilities)	$—	$136
Deferred revenues	—	—
Current deferred tax assets	—	136
Valuation allowances	—	(136)
Net current deferred tax assets	—	—
Net operating loss carryforwards	24,912	23,871
Stock based compensation	3,570	3,447
Research and development tax credit	2,480	2,056
Other	282	191
Non-current deferred tax assets	31,244	29,565
Valuation allowances	(31,244)	(29,539)
Net non-current deferred tax assets	—	26
Non-current deferred tax liabilities	—	(26)
Net deferred tax assets	—	—

The components of the provision for income taxes were as follows:

	December 31,	December 31,
	2016	2015
Current	$—	$—
Deferred	—	—
Total	$—	$—

9. Stock Options and Warrants

Stock Options

The Company has adopted the 2006 Equity Participation Plan (the “2006 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards for up to 100,000 shares could be granted to employees, directors and consultants under this Plan. The options granted under the 2006 Plan could be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. The 2006 Plan expired on November 16, 2016. Options and other equity based awards granted to the expiration of the 2006 Plan will continue in effect until the option or award is exercised or terminates pursuant to its terms. No new awards may be granted under the 2006 Plan following its expiration.

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards . Awards of up to 3,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.

Total stock-based compensation expense for the years ended December 31, 2016 and 2015 was comprised of the following (in thousands):

	Years Ended
	December 31,
	2016	2015
Cost of sales	$29	$26
Research and development	444	146
Selling and marketing	47	34
General and administrative	452	391
	$972	$597

The weighted-average grant-date fair value of options granted during the years ended December 31, 2016 and 2015 was $2.69, and $2.70, respectively.Unrecognized compensation expense related to stock options as of December 31, 2016 was $2.5 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2016 and 2015:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.52%	1.56%
Expected stock price volatility	100.37%	94.05%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	6.02 yrs	5.28 yrs

Additional information regarding options outstanding under our option Plans as of December 31, 2016 is as follows (in thousands except exercise prices and weighted average exercise price):

Options Outstanding				Options Exercisable and Vested
		Weighted Average			Weighted Average
		Remaining			Remaining
	Number	Contractual Life	Weighted Average	Number	Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	(Years)	Exercise Price
$2.30-$2.53	314,000	9.36	$2.30	—
$2.54-$3.25	65,000	8.70	$2.75	65,000	8.70	$2.75
$3.26-$4.35	961,800	9.23	$3.75	—
$4.36-$90.75	81,546	5.58	$43.23	64,302	5.01	$50.12
$90.76-$480.00	88,460	3.27	$180.23	88,460	3.27	$180.23
	1,510,806	8.69	$15.87	217,762	5.41	$88.84

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2014	142,244	$128.47
Granted	76,271	$3.66
Exercised	—	$—
Canceled or expired	(17,606)	$105.46
Outstanding at December 31, 2015	200,909	$83.10
Granted	1,346,800	$3.41
Exercised	—	$—
Canceled or expired	(87,633)	$22.80
Outstanding at December 31, 2016	1,460,076	$13.21	8.89 years	$—
Vested and expected to vest at December 31, 2016	1,301,169	$14.39	8.85 years	$—
Exercisable at December 31, 2016	167,032	$87.78	6.18 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2014	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2015	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at December 31, 2016	50,730	$92.31	2.86 years	$—

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock at zero or a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by the Company for the original purchase price following the awardee’s termination of service. Beginning in 2013, additional annual grants of restricted stock awards have been made to non-employee members of the board of directors as partial compensation for their services. These awards vest quarterly at the end of each quarter. In addition, the Company has made restricted stock awards to non-employee consultants for their services, which generally vest in one year or less.

The following table summarizes the changes in restricted stock award activity and related weighted average exercise prices for the Company’s awards issued during the years ended December 31, 2016 and 2015:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2014	968	$24.00
Granted	19,547	$4.95
Vested	(20,515)	$5.81
Forfeited	—	$—
Unvested at December 31, 2015	—	$—
Granted	58,182	$1.80
Vested	(58,182)	$1.80
Forfeited	—	$—
Unvested at December 31, 2016	—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2016 and 2015 was approximately $105,000 and $119,000, respectively. The Company recognized approximately $105,000 of stock-based compensation expense related to the restricted stock awards for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, there was no unrecognized compensation costs related to unvested awards.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at   December 31, 2016 and 2015, using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at December 31, 2016: for the Placement Agent Warrants, stock price of $1.03 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.4%; risk free interest rate on U.S. treasury notes of 0.95%; warrant expiration of 3.29 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series H Preferred shares, Series A, Series B and Series C Warrants by $1,779,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $2,299,000, $841,000, $1,139,000 and $552,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $4,831,000. On April 14, 2015, the Company and the holders of the Series B Warrants issued in the October 2014 private placement, that remained outstanding as of that date, amended those remaining Series B Warrants to (i) extend the termination date to June 20, 2015; (ii) set the exercise price at $11.25 per share; (iii) remove certain price reset adjustment provisions to the exercise price and (iv) remove certain provisions related to cashless exercise, participation rights and anti-dilution effects of a subsequent financing. As a result of this modification, the Company recorded a net change in fair value of warrant liability gain of $388,000. During the years ended December 31, 2016 and 2015, the Company recorded a net change in fair value of warrant liability gain of $72,000 and $1,980,000, respectively, in the consolidated statements of operations related to the warrants from the October 2014 financing.

Series B Warrant Exercises – During the year ended December 31, 2015, the Company received net proceeds of $83,388 upon the exercise of 12,409 of Series B Warrants by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and director. On June 20, 2015, the remaining unexercised outstanding 206,815 Series B Warrants expired.

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

Placement Agent Warrants Price Adjustment – The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective on November 25, 2014.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Placement Agent Warrants were reset at $1.75 per share. In April 2016, 59,564 of the Placement Agent Warrants were exercised and 33,935 shares of the Company’s common stock was issued upon such warrant exercises. At December 31, 2016, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the consolidated statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at   issuance and December 31, 2016 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at December 31, 2016: for Series A Warrants and the Placement Agent Warrants, stock price of $1.03 and warrant exercise price of $2.60 as of the valuation date; the Company’s historical stock price volatility of 94.4%; risk free interest rate on U.S. treasury notes of 1.74%; warrant expiration of 4.21 years; and a zero dividend rate, for Series C Warrants, stock price of $1.03 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.4%; risk free interest rate on U.S. treasury notes of 0.51%; warrant expiration of 0.20 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series I Preferred shares, Series A, Series B and Series C Warrants by $9,902,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $5,627,000, $5,658,000, $4,927,000 and $535,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $16,747,000 at issuance. During the year ended December 31, 2016, the Company recorded a net change in fair value of warrant liability gain of $14.5 million in the consolidated statement of operations related to the warrants from the March 2016 financing.

From June 29, 2016 to September 14, 2016, the Company received net proceeds of approximately $996,000 upon the exercise of a total of 569,285 of the Series B Warrants by, Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. On September 15, 2016, the remaining unexercised outstanding Series B Warrants for approximately 3.0 million shares expired.

On December 8, 2016, the Company received net proceeds of approximately $500,000 upon the exercise of a total of 285,714 of the Series C Warrants by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. On March 15, 2017, the remaining unexercised outstanding Series C Warrants for approximately 3.3 million shares expired. See Note 12, Subsequent Events.

Series A and Placement Agent Warrants Price Adjustment – The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and (in certain events) upon the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on April 20, 2016 with the SEC became effective on May 9, 2016.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Series A Warrants and the Placement Agent Warrants were reset at $2.60 per share.

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

Warrants Issued in Connection with SkinCare Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“Agreement”) with an effective date of June 30, 2011, with a third party marketing organization. According to the terms of the Agreement as described in Note 10 below, Commitments and Contingencies, under Marketing Arrangement and Agreement, the third party marketing organization would provide assistance to LSC to sell its skin care products through various specific proprietary mailings. The Agreement provides for two tranches of common stock warrants issued by the Company for the benefit of the third party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, vesting over four quarters, and a warrant term of five years. As of December 31, 2016 and 2015, there were 0 and 1,334 warrants outstanding, respectively. These warrants expired unexercised in September 2016.

Share data related to warrant transactions for the years ended December 31, 2016 and 2015 were as follows:

	Common Stock				Common Stock				Common Stock				Price per Warrant
	March 2016 Financing				October 2014 Financing									Weighted
				Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Series B	Series C	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2014	—	—	—	—	258,519	219,224	258,519	62,045	1,334	33,750	16,667	850,058	$8.64-300.00	$10.31
2015
Issued												—	$—	$—
Exercised					(246,108)	(12,409)	(258,518)					(517,035)	$1.79- 6.72	$2.40
Forfeited/Cancelled						(206,815)						(206,815)	$11.25	11.25
Rounding due to July 29, 2015 reverse stock split					(3)		(1)	2				(2)	$—	$—
Outstanding, December 31, 2015	—	—	—	—	12,408	—	—	62,047	1,334	33,750	16,667	126,206	$1.79-300.00	$15.82
2016
Issued	3,605,713	3,605,713	3,605,713	342,856								11,159,995	$1.75- 3.64	$2.42
Exercised		(569,285)	(285,714)		(12,408)			(59,564)				(926,971)	$1.75	$1.75
Forfeited/Cancelled		(3,036,428)							(1,334)			(3,037,762)	$1.75- 300.00	$1.86
Outstanding, December 31, 2016	3,605,713	—	3,319,999	342,856	—	—	—	2,483	—	33,750	16,667	7,321,468	$1.75-30.00	$2.40

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. The current lease for this facility expires in December 2021, with an option to terminate the lease on January 1, 2020 upon a six month advanced notice. The current base rent is approximately $9,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases a 8,280 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of December 31, 2016, the base rent was approximately $10,000 per month. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is being used to develop and manufacture the Company’s research products. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. On February 22, 2017, the Company extended the term of the lease for an additional three years. See Note 12, Subsequent Events. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of December 31, 2016, the base rent was approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

On December 23, 2015, International Stem Cell Corporation’s wholly owned subsidiary, Lifeline Cell Technology LLC (“LCT” or “Tenant”) and St. John Properties, Inc. (“St. John” or “Landlord”), have entered into a seven year lease agreement (“Lease”) for the warehouse and office space (“Premises”). The Lease commenced on the July 1, 2016. Concurrently with the execution of the Lease, LCT and St. John have entered into an Early Occupancy Letter Agreement (“EOL Agreement”) pursuant to which LCT was permitted to occupy certain Suites of the Premises starting February 15, 2016 and additional Suite starting March 1, 2016. At December 31, 2016, the base rent was approximately $10,000 per month.

The Company incurred rent expense of $314,000 and $289,000 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016, are as follows (in thousands):

Amount
2017	$402
2018	408
2019	416
2020	287
2021	267
Thereafter	227
Total	$2,007

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

LSC incurred $4,000 and $14,000 as commission expenses during the years ended December 31, 2016 and 2015, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the year ended December 31, 2016 for the Biomedical market segment, one major customer accounted for approximately 30% of consolidated revenues. During the year ended December 31, 2015 for the Biomedical market segment, one major customer accounted for 24% of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and two business units:

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

Lifeline Cell Technology, LLC for the Biomedical Market, which develops, manufactures and commercializes primary human cell research products including over 175 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Years Ended
	December 31,
	2016	2015
Revenues:
Cosmetic market	$2,849	$3,503
Biomedical market	4,316	4,048
Total revenues	7,165	7,551
Operating expenses:
Therapeutic market	6,154	6,234
Cosmetic market	2,797	3,087
Biomedical market	3,065	2,794
Total operating expenses	12,016	12,115
Operating income (loss):
Therapeutic market	(6,154)	(6,234)
Cosmetic market	52	416
Biomedical market	1,251	1,254
Total operating loss	$(4,851)	$(4,564)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	For the Years Ended
	December 31,
	2016	2015
North America	$6,061	$6,127
Asia	702	999
Europe	362	388
All other regions	40	37
Total	$7,165	$7,551

12. Subsequent Events

On January 12, 2017, to obtain funding for working capital purposes the Company issued an unsecured, non-convertible promissory note in the principal amount of $600,000 (the “2017 Note”) to Dr. Andrey Semechkin in return for Dr. Semechkin providing $600,000 of funds to the Company. Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The principal amount under the 2017 Note accrues interest at a rate of Three and One Half of One Percent (3.50%) per annum. The Note is due and payable September 1, 2017, but may be pre-paid by the Company without penalty at any time.

On February 10, 2017, the Company, granted a total of 548,800 shares of stock options at an exercise price of $1.09 to certain of the Company’s officers and employees.

On February 22, 2017, the Company entered into an amendment to its existing facilities lease with S Real Estate Holding LLC (owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director, and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of of the Board of Directors). The amendment extended the term of the lease for three years (until February 29, 2020) and provided for a 3% increase in monthly rent.

On March 20, 2017, to obtain funding for working capital purposes and to refinance the indebtedness incurred on January 12, 2017,the Company issued an unsecured, non-convertible promissory note in the principal amount of $1,300,000 (the “March Note”) to Dr. Andrey Semechkin in return for Dr. Semechkin providing (i) surrendering the note issued to him by the Company on January 12, 2017 in the principal amount of $600,000 and (ii) providing an additional $700,000 of funds to the Company. Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The principal amount under the March Note accrues interest at a rate of Three and One Half of One Percent (3.50%) per annum. The Note is due and payable September 1, 2017, but may be pre-paid by the Company without penalty at any time.