Form 10-Q
period 2017-06-30
International Stem Cell CORP
filed 2017-08-11
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

(760) 940-6383

(Registrant’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2017 the Registrant had 4,012,032 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Cash and cash equivalents	$297	$110
Accounts receivable, net of allowance for doubtful accounts of $12 at June 30, 2017 and December 31, 2016	605	574
Inventory, net	1,390	1,390
Prepaid expenses and other current assets	504	418
Total current assets	2,796	2,492
Property and equipment, net	358	396
Intangible assets, net	3,760	3,484
Non-current inventory	643	615
Deposits and other assets	57	58
Total assets	$7,614	$7,045
Liabilities and Stockholders' Equity
Accounts payable	$391	$841
Accrued liabilities	868	465
Related party payable	2,019	—
Advances	250	250
Fair value of warrant liability	2,493	2,045
Total current liabilities	6,021	3,601
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $389 and $381 at June 30, 2017 and December 31, 2016, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized 1,610 and 1,680 issued and outstanding at June 30, 2017 and December 31, 2016, respectively, with liquidation preferences of $1,610 and $1,680 at June 30, 2017 and December 31, 2016, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preferences of $4,310	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 4,012,032 and 3,950,979 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	102,563	101,898
Accumulated deficit	(100,979)	(98,463)
Total stockholders' equity	1,593	3,444
Total liabilities and stockholders' equity	$7,614	$7,045

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Product sales	$1,762	$1,916	$3,767	$3,532
Total revenue	1,762	1,916	3,767	3,532
Expenses
Cost of sales	471	506	1,024	883
Research and development	739	852	1,384	1,431
Selling and marketing	557	651	1,133	1,299
General and administrative	997	1,156	2,274	2,335
Total expenses	2,764	3,165	5,815	5,948
Loss from operating activities	(1,002)	(1,249)	(2,048)	(2,416)
Other income (expense)
Change in fair value of warrant liability	1,584	12,227	(448)	9,597
Fair value of warrant liability in excess of proceeds	—	—	—	(9,902)
Financing transaction costs	—	(59)	—	(928)
Interest expense	(14)	(1)	(20)	(6)
Miscellaneous income	—	1	—	1
Total other income (expense), net	1,570	12,168	(468)	(1,238)
Income (loss) before income taxes	568	10,919	(2,516)	(3,654)
Provision for income taxes	—	—	—	—
Net income (loss)	$568	$10,919	$(2,516)	$(3,654)
Net income (loss) applicable to common stockholders	$568	$10,919	$(2,516)	$(3,654)
Net income (loss) per common share-basic	$0.14	$3.76	$(0.63)	$(1.28)
Net income (loss) per common share-diluted	$(0.25)	$0.26	$(0.63)	$(1.28)
Weighted average shares-basic	3,996	2,903	3,974	2,856
Weighted average shares-diluted	4,017	5,742	3,974	2,856

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2016 and the Six months ended June 30, 2017

(in thousands)

(2017 Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	2,809	$3	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	58	—
from exercises of warrants	901	1
Issuance of preferred stock
Conversion of preferred stock	183	—
Stock-based compensation
Net loss for the period ended December 31, 2016
Balance at December 31, 2016	3,951	4	250	—	—	—	5,000	5
Issuance of common stock
for services	21	—
Conversion of preferred stock	40	—
Stock-based compensation
Net loss for the period ended June 30, 2017
Balance at June 30, 2017	4,012	$4	250	$—	—	$—	5,000	$5

See accompanying notes to the unaudited condensed consolidated financial statements.

					Additional		Total
	Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	—	$—	—	$—	$98,970	$(97,384)	$1,594
Issuance of common stock
for services					105		105
from exercises of warrants					1,851		1,852
Issuance of preferred stock	2	—	4	—	—		—
Conversion of preferred stock	—	—			—		—
Stock-based compensation					972		972
Net loss for the period ended December 31, 2016						(1,079)	(1,079)
Balance at December 31, 2016	2	—	4	—	101,898	(98,463)	3,444
Issuance of common stock
for services					32		32
Conversion of preferred stock	—	—			—		—
Stock-based compensation					633		633
Net loss for the period ended June 30, 2017						(2,516)	(2,516)
Balance at June 30, 2017	2	$—	4	$—	$102,563	$(100,979)	$1,593

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six
	Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,516)	$(3,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	165
Stock-based compensation expense	633	390
Common stock issued for services	32	49
Change in fair value of warrant liability	448	(9,597)
Fair value of warrant in excess of proceeds	—	9,902
Financing transaction costs	—	535
Allowance for bad debt	—	(8)
Allowance for inventory obsolescence	5	2
Impairment of intangible assets	80	12
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(31)	29
(Increase) decrease in inventory	(33)	(65)
(Increase) decrease in prepaid assets and other assets	(86)	(94)
(Increase) decrease in deposits	1	2
Increase (decrease) in accounts payable	(450)	(349)
Increase (decrease) in accrued liabilities	403	(153)
Increase (decrease) in related party payable	19	2
Net cash used in operating activities	(1,330)	(2,832)
Investing activities
Purchases of property and equipment	(60)	(163)
Proceeds from sale of property and equipment	—	1
Payments for patent licenses and trademarks	(423)	(368)
Net cash used in investing activities	(483)	(530)
Financing activities
Proceeds from a bridge loan from a related party	2,000	700
Proceeds from issuance of preferred stock	—	2,500
Proceeds from exercise of warrants	—	398
Net cash provided by financing activities	2,000	3,598
Net increase in cash and cash equivalents	187	236
Cash and cash equivalents, beginning of period	110	532
Cash and cash equivalents, end of period	$297	$768
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$14
Supplemental disclosure of non-cash investing and financing activities
Release of warrant liability upon exercise of warrants	$—	$241
Conversion of bridge loan from a related party to equity	$—	$3,810

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

Going Concern

The Company needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $222,000 per month, excluding capital expenditures and patent costs averaging $81,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow or raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations at least through one year after the issuance date of the Company’s financial statements. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of June 30, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts totaling $12,000 .

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $4,620,000 and $4,277,000 at June 30, 2017 and December 31, 2016, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended June 30, 2017 and 2016 was $34,000 and $30,000, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $67,000 and $59,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of June 30, 2017 and December 31, 2016 was $860,000 and $793,000, respectively.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $0 and $2,000 of impairments on its long-lived assets during the three months ended June 30, 2017 and 2016, respectively. The Company recognized $80,000 and $12,000 of impairments on its long-lived assets during the six months ended June 30, 2017 and 2016, respectively.

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

Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee for website sales. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the six months ended June 30, 2017 as compared to the years ended December 31, 2016 and 2015. At June 30, 2017 and December 31, 2016, the estimated allowance for sales returns for LSC was $10,000.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$2,493	$—	$—	$2,493

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

Warrants to purchase
common stock
Beginning balance at December 31, 2015	$239
Issuances of warrants	16,747
Exercise of warrants	(334)
Adjustments to estimated fair value	(14,607)
Ending balance at December 31, 2016	2,045
Adjustments to estimated fair value	448
Ending balance at June 30, 2017	$2,493

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2017 and December 31, 2016 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At June 30, 2017, there were 0 non-vested restricted stock awards, 736,310 vested and 1,625,671 non-vested stock options outstanding, and 4,001,469 warrants outstanding; and at June 30, 2016, there were 0 non-vested restricted stock awards, 10,999,229 warrants outstanding, and 215,277 vested and 1,375,460 non-vested stock options outstanding. These restrictive stock awards, stock options and warrants, other than certain in-the-money stock options at June 30, 2017, were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Stock options exercisable into approximately 88,000 common shares were considered dilutive for the three months ended June 30, 2017 and included in the diluted loss per share, but anti-dilutive for the six months ended June 30, 2017 and excluded from the diluted loss per share. Warrants exercisable into approximately 7.0 million common shares were considered dilutive for the three months ended June 30, 2016 and included in the diluted income per share, but anti-dilutive for the six months ended June 30, 2016 and excluded from the diluted loss per share.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the three and six months ended June 30, 2017 and 2016.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 was amended by ASU 2015-14 to delay the effective date. The new standard is effective for the Company on January 1, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. Accordingly, the Company will adopt the standard in the first quarter of 2018. The Company plans to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. The Company currently does not have any material revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company adopted ASU No. 2016-09 in its first fiscal quarter of 2017 for the quarterly period ended March 31, 2017.

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2011-17 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standard update.

2. Inventory

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$499	$511
Work in process	401	383
Finished goods	1,239	1,212
Total	2,139	2,106
Less: allowance for inventory obsolescence	(106)	(101)
Inventory, net	$2,033	$2,005

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Machinery and equipment	$1,403	$1,394
Computer equipment and software	450	445
Office equipment	212	208
Leasehold improvements	819	777
	2,884	2,824
Less: accumulated depreciation and amortization	(2,526)	(2,428)
Property and equipment, net	$358	$396

Depreciation expense for the three and six months ended June 30, 2017 were $49,000 and $98,000, respectively. During the same periods in the prior year, depreciation expense was $49,000 and $106,000, respectively.

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

As of June 30, 2017, the total amounts capitalized related to the acquired Ocata licenses were $747,000, and $3,874,000 related to the other patent acquisition costs and trademarks.

At June 30, 2017, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2017 (remaining six months)	$70
2018	139
2019	106
2020	90
2021	90
Thereafter	3,195
Total	$3,690

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2017, no revenues were realized from this agreement.

	June 30,	December 31,
	2017	2016
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of June 30, 2017, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of June 30, 2017 and December 31, 2016, there were 250,000 shares of the Series B Preferred issued and outstanding.

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

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of June 30, 2017 and December 31, 2016, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of June 30, 2017 and December 31, 2016, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In March 2017, the remaining outstanding Series C Warrants issued as a part of the Company’s Series I Preferred Stock Financing referred to below, for approximately 3.3 million shares expired unexercised. In accordance to the Series G Certificate of Designation, expiration of such warrants triggered adjustment in the conversion price and conversion ratio of the Series G Preferred Stock to $11.11 per share and 0.09 shares, respectively, as of June 30, 2017.

Series H Preferred Stock

On October 14, 2014, pursuant to a securities purchase agreement (the “Series H Agreement”), dated as of October 7, 2014, the Company sold in a private placement 2,000 shares of Series H-1 and 500 shares of Series H-2 Convertible Preferred Stock as well as Series A, B, and C Warrants and Placement Agent Warrants to purchase up to a combined total of 775,557 shares of common stock at an initial exercise prices ranging from $9.6705 to $13.8150 per share. All Series H Preferred Stock was converted to common stock by November 24, 2015 and accordingly the Company filed Certificates of Elimination with the State of Delaware in December 2015 for both Series H-1 and Series H-2 Preferred Stock. All Series A, B and C Warrants have been exercised or expired unexercised as of December 31, 2016.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the six months ended June 30, 2017, the investors converted 70 shares of the Series I Preferred Stock into 40,000 shares of our common stock. As of June 30, 2017 and December 31, 2016, there were 5,920 and 5,990 shares of Series I Preferred Stock outstanding, respectively.

See Note 9, Stock Options and Warrants, Warrants Issued in connection with the March 2016 Financing for detailed discussion of the anti-dilution provisions of the Series A Warrants.

Reserved Shares

At June 30, 2017, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	2,361,981
Options available for future grant	1,303,168
Convertible preferred stock	6,521,552
Warrants	4,001,469
14,188,170

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, and Series I Preferred transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. For the three months ended June 30, 2017 and 2016, the Company recorded $39,000 and $38,000, respectively, in rent expense that was related to the facility lease arrangement with related parties. For the six months ended June 30, 2017 and 2016, the Company recorded $77,000 and $73,000, respectively, related to the same arrangement with the related party.

Between May 6, 2015 and March 9, 2016, to obtain funding for working capital purposes and to refinance the indebtedness incurred from multiple notes during this time frame, the Company borrowed a total of $3,810,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $3,810,000 (the “Note”) to Dr. Andrey Semechkin. The principal amount under the Note accrued interest at a rate of One Half of One Percent (0.50%) per annum.  The Note was due and payable April 10, 2016. On March 15, 2016, the entire principal amount of the promissory note issued on March 9, 2016, was converted to 3,810 shares of Series I-2 Preferred Stock, pursuant to the Series I Agreement, dated as of March 9, 2016. Between January 12, 2017 and June 2, 2017, to obtain funding for working capital, the Company borrowed a total of $2,000,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $2,000,000 (the “2017 Note”) to Dr. Andrey Semechkin. The principal amount under the 2017 Note accrues interest at a rate of three and a half percent (3.50%) per annum and is due and payable September 1, 2017.

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

Total stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Cost of sales	$5	$8	$11	$14
Research and development	194	141	308	176
Selling and marketing	13	17	21	27
General and administrative	167	121	293	173
	$379	$287	$633	$390

Unrecognized compensation expense related to stock options as of June 30, 2017 was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.84%	1.41%	1.94%	1.52%
Expected stock price volatility	96.38%	102.26%	96.57%	100.00%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	5.66 years	5.91 years	5.72 years	6.02 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2015	200,909	$83.10
Granted	1,346,800	$3.41
Exercised	—	$—
Canceled or expired	(87,633)	$22.80
Outstanding at December 31, 2016	1,460,076	$13.21
Granted	957,208	$1.10
Exercised	—	$—
Canceled or expired	(106,033)	$11.26
Outstanding at June 30, 2017	2,311,251	$8.29	8.95 years	$97,258
Vested and expected to vest at June 30, 2017	2,106,110	$8.87	8.91 years	$86,070
Exercisable at June 30, 2017	685,580	$22.51	8.17 years	$6,585

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2015	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2016	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at June 30, 2017	50,730	$92.31	2.36 years	$—

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2015	—	$—
Granted	58,182	$1.80
Vested	(58,182)	$1.80
Forfeited	—	$—
Unvested at December 31, 2016	—	$—
Granted	21,053	$1.54
Vested	(21,053)	$1.54
Forfeited	—	$—
Unvested at June 30, 2017	—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the six months ended June 30, 2017 and 2016 was approximately $32,000 and $49,000.  The Company recognized approximately $8,000 and $25,000 of stock-based compensation expense related to the restricted stock awards for the three months ended June 30, 2017 and 2016. Additionally, during the six months ended June 30, 2017 and 2016, the Company recognized approximately $32,000 and $49,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of June 30, 2017, total unrecognized compensation costs related to unvested awards was $0.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at December 31, 2016 and June 30, 2017 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at June 30, 2017: for the Placement Agent Warrants, stock price of $1.20 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 100.8%; risk free interest rate on U.S. treasury notes of 1.52%; warrant expiration of 2.79 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three and six months ended June 30, 2017, the Company recorded a net change in fair value of warrant liability income of $2,000 and $0, respectively, in the condensed consolidated statements of operations related to the warrants from the October 2014 financing.

Series A Warrant Exercises - During the year ended December 31, 2016, the Company received net proceeds of $22,000 upon the exercise of 12,408 of the Series A Warrants by Dr.  Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer. As of December 31, 2016, all Series A, B and C Warrants were exercised or expired unexercised.

Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Placement Agent Warrants were reset at $1.75 per share.  In April 2016, 59,564 of the Placement Agent Warrants were exercised and 33,935 shares of the Company’s common stock were issued upon such warrant exercises. At June 30, 2017, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2016 and June 30, 2017 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at June 30, 2017 for Series A Warrants and the Placement Agent Warrants, stock price of $1.20 and warrant exercise price of $2.60 as of the valuation date; the Company’s historical stock price volatility of 100.8%; risk free interest rate on U.S. treasury notes of 1.68%; warrant expiration of 3.71 years; and a zero dividend rate, simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series I Preferred shares, Series A, Series B and Series C Warrants by $9,902,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of approximately $5,627,000, $5,658,000, $4,927,000 and $535,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $16,747,000 at issuance. During the three and six months ended June 30, 2017, the Company recorded a net change in fair value of warrant liability income of $1,584,000 and loss of $448,000, respectively, in the condensed consolidated statements of operations related to the warrants from the March 2016 financing, respectively.

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

Share data related to warrant transactions through June 30, 2017 were as follows:

	Common Stock				Common Stock		Common Stock				Price per Warrant
	March 2016 Financing				October 2014 Financing							Weighted
				Placement		Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Series B	Series C	Agent	Series A	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2015	—	—	—	—	12,408	62,047	1,334	33,750	16,667	126,206	$1.79-300.00	$15.82
2016
Issued	3,605,713	3,605,713	3,605,713	342,856						11,159,995	$1.75-3.64	$2.42
Exercised		(569,285)	(285,714)		(12,408)	(59,564)				(926,971)	$1.75	$1.75
Forfeited/Cancelled		(3,036,428)					(1,334)			(3,037,762)	$1.75-300.00	$1.86
Outstanding, December 31, 2016	3,605,713	—	3,319,999	342,856	—	2,483	—	33,750	16,667	7,321,468	$1.75-30.00	$2.40
2017
Forfeited/Cancelled			(3,319,999)							(3,319,999)	$1.75	$1.75
Outstanding, June 30, 2017	3,605,713	—	—	342,856	—	2,483	—	33,750	16,667	4,001,469	$1.75-30.00	$2.94

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

The Company leases a 8,280 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of June 30, 2017, the base rent was approximately $10,000 per month. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is being used to develop and manufacture the Company’s research products. The manufacturing laboratory space has clean rooms and is fitted with necessary water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. On February 22, 2017, the Company extended the term of the lease for an additional three years. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of June 30, 2017, the base rent is approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

On December 23, 2015, International Stem Cell Corporation’s wholly owned subsidiary, Lifeline Cell Technology LLC (“LCT” or “Tenant”) and St. John Properties, Inc. (“St. John” or “Landlord”), have entered into a seven year lease agreement (“Lease”) for the warehouse and office space (“Premises”). The Lease commenced on the July 1, 2016. Concurrently with the execution of the Lease, LCT and St. John have entered into an Early Occupancy Letter Agreement (“EOL Agreement”) pursuant to which LCT was permitted to occupy certain Suites of the Premises starting February 15, 2016 and additional Suite starting March 1, 2016. As of June 30, 2017, the base rent is approximately $10,000 per month.

The Company incurred rent expense of $86,000 and, $172,000 for the three and six months ended June 30, 2017, respectively. During the same periods in the prior year, the Company incurred rent expense of $73,000 and $145,000, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017, are as follows (in thousands):

Amount
2017 (remaining six months)	$211
2018	408
2019	416
2020	287
2021	267
Thereafter	228
Total	$1,817

Marketing Agreement

In September 2011, the Company signed a Marketing Agreement (“agreement”) with an effective date of June 30, 2011, superseding the terms of a previous arrangement with a third-party marketing organization. According to the agreement, the third-party marketing organization will continue to provide assistance to Lifeline Skin Care, Inc., (“LSC”) a wholly-owned subsidiary of International Stem Cell, to sell skin care products through various specific proprietary mailings. In exchange for such services, the Company will pay 20% of net revenues for Direct Sales (as defined in the agreement) generated from the proprietary mailings. In addition, the Company agreed to pay 10% of net revenues for Referral Sales. The agreement specifies that the parties do not intend to create a joint venture, and that either party may terminate the agreement upon 30-day written notice. In addition, the agreement provided for two tranches of common stock warrants issued by the Company for the benefit of the third-party marketing organization for 667 shares each, with strike prices of $225.00 and $300.00, respectively, with vesting over four quarters, and warrant term of five years. Subsequently in July 2012, the Company renegotiated the commission structure to reflect slightly lower rates, 18% on net revenues derived from direct sales and 9% on net revenues derived from referral sales. Under the terms of this agreement, LSC incurred $0 in commission expense during both the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the commission expenses incurred under this agreement were $1,000 and $4,000, respectively.

Customer Concentration

During the three and six months ended June 30, 2017, for the Biomedical market segment, one customer accounted for 37% and 36%  of consolidated revenues, respectively. During the three and six months ended June 30, 2016, for the Biomedical market segment, one customer accounted for 34% and 27%  of consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three and six months ended June 30, 2017 and June 30, 2016, no single vendor accounted for more than 10% of consolidated purchases.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues:
Cosmetic market	$457	$724	$1,054	$1,487
Biomedical market	1,305	1,192	2,713	2,045
Total revenues	1,762	1,916	3,767	3,532
Operating expenses:
Therapeutic market	1,405	1,603	3,023	3,063
Cosmetic market	519	755	1,041	1,467
Biomedical market	840	807	1,751	1,418
Total operating expenses	2,764	3,165	5,815	5,948
Operating income (loss):
Therapeutic market	(1,405)	(1,603)	(3,023)	(3,063)
Cosmetic market	(62)	(31)	13	20
Biomedical market	465	385	962	627
Total operating loss	$(1,002)	$(1,249)	$(2,048)	$(2,416)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Melbourne, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
North America	$1,502	$1,619	$3,167	$2,944
Asia	183	162	416	363
Europe	75	128	172	207
All other regions	2	7	12	18
Total	$1,762	$1,916	$3,767	$3,532

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

Business Overview

We have generated product revenues from our two commercial businesses of $3.8 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and offers for sale cosmetic skin care products based on two core technologies: encapsulated extract derived from our pluripotent human non-embryonic stem cells and specially selected small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, and ProPLUS Advanced Aqueous Treatment. Products based on the proprietary small molecule technology include: Molecular Renewal Serum, Brightening Toner, and ProPLUS Molecular Renewal Treatment. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas). Domestically, we plan to increase sales of our products by expanding our product line and increasing brand awareness through advertising, sales promotion and public relations. Internationally, we are actively evaluating potential distribution partnerships with major skincare and beauty distributors in Asia and Australia.

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

Results of Operations

Revenues

Revenue for the three months ended June 30, 2017, totaled $1.76 million, compared to $1.92 million for the three months ended June 30, 2016. LCT contributed $1.31 million or 74% of total revenue for the three months ended June 30, 2017, compared to $1.19 million or 62% for the three months ended June 30, 2016. The increase of $113,000 or 9% in LCT’s revenue for 2017 was driven primarily by an increase in sales of media of $66,000, and an increase in sales of reagents of $47,000. LSC’s revenue of $457,000 for the three months ended June 30, 2017 accounted for 26% of total revenue, compared to $724,000 or 38% of total revenue for the three months ended June 30, 2016. The decrease of $267,000 or 37% in LSC’s revenue consists primarily of a decrease of $138,000 in professional sales and a decrease of $129,000 in e-commerce and international sales.

Revenue for the six months ended June 30, 2017, totaled $3.77 million, compared to $3.53 million for the six months ended June 30, 2016. LCT contributed $2.71 million or 72% of total revenue for the six months ended June 30, 2017, compared to $2.05 million or 58% for the six months ended June 30, 2016. The increase of $668,000 or 33% in LCT’s revenue for 2017 was driven primarily by higher sales of media. LSC’s revenue of $1.05 million for the six months ended June 30, 2017 accounted for 28% of total revenue, compared to $1.49 million or 42% of total revenue for the six months ended June 30, 2016. The decrease of $433,000 or 29% in LSC’s revenue consists primarily of a decrease of $230,000 in professional sales, a decrease of $196,000 in e-commerce sales, and a decrease of $7,000 in international sales.

Cost of sales

Cost of sales for the three months ended June 30, 2017 was $471,000 or 27% of revenue, compared to $506,000 or 26% of revenue for the three months ended June 30, 2016. LCT’s cost of sales as a percentage of LCT’s revenue decreased approximately 5 percentage points and LSC’s cost of sales as a percentage of LSC’s revenue increased approximately 4 percentage points. LCT’s cost of sales for the three months ended June 30, 2017 was $394,000 or 30% of LCT’s revenue, compared to $413,000 or 35% of LCT’s revenue for the three months ended June 30, 2016. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the three months ended June 30, 2017, compared to the corresponding period in 2016. LSC’s cost of sales was $77,000 or 17% of LSC’s revenue for the three months ended June 30, 2017, compared to $93,000 or 13% of LSC’s revenue for the three months ended June 30, 2016. The decrease in cost of sales for LSC is primarily attributable to lower material costs.

Cost of sales for the six months ended June 30, 2017 was $1.02 million or 27% of revenue, compared to $883,000 or 25% of revenue for the six months ended June 30, 2016. LCT’s cost of sales for the six months ended June 30, 2017 was $849,000 or 31% of LCT’s revenue, a decrease of approximately 2 percentage points compared to $681,000 or 33% of LCT’s revenue for the six months ended June 30, 2016. The decrease in cost of sales percentage for LCT is primarily due to a more favorable sales mix as well as efficiency gains in our operations for the six months ended June 30, 2017, compared to the corresponding period in 2016. LSC’s cost of sales was $175,000 or 17% of LSC’s revenue for the six months ended June 30, 2017, which is an increase of approximately 3 percentage points compared to $202,000 or 14% of LSC’s revenue for the six months ended June 30, 2016. The decrease in cost of sales for LSC is primarily attributable to lower material costs.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $739,000 for the three months ended June 30, 2017, compared to $852,000 for the same period in 2016. The decrease of $113,000 or 13% is primarily due to decreased consulting expenses of $98,000, decreased staff related expenses of $54,000, and decreased lab expenses of $9,000, partially offset by increased stock-based compensation of $54,000.

Research and development expenses were $1.38 million for the six months ended June 30, 2017, compared to $1.43 million for the same period in 2016. The decrease of $47,000 or 3% is primarily due to decreased consulting expenses of $75,000, decreased staff-related expenses of $59,000, decreased lab expenses of $25,000, and decreased depreciation expense of $13,000, partially offset by increased stock-based compensation of $133,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), diseases of the eye and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. We do not expect these projects to provide near-term revenue. We have experienced a nominal decrease in R&D expenditures in 2017 to-date, however, we anticipate that R&D expenditures will generally increase going forward as a result of the Phase I/IIa clinical study which started in 2016.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended June 30, 2017 were $557,000, compared to $651,000 in the three months ended June 30, 2016. The decrease of $94,000 or 14% is primarily due to decreased staff-related expenses of $68,000, decreased consulting expenses of $17,000, and decreased marketing expenses of $12,000, partially offset by increased depreciation expense of $5,000.

Selling and marketing expenses for the six months ended June 30, 2017 were $1.13 million, compared to $1.30 million in the six months ended June 30, 2016. The decrease of $166,000 or 13% is primarily due to decreased staff-related expenses of $114,000, decreased consulting expenses of $53,000, decreased marketing expenses of $34,000, partially offset by increased office and facility related expenses of $29,000 and increased depreciation expense of $13,000.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were $997,000 compared to $1.16 million for the same period in 2016. The decrease of $159,000 or 14% is primarily due to decreased accounting and auditing expenses of $83,000, decreased legal fees of $55,000, decreased investor relation expenses of $47,000, decreased stock-based compensation of $33,000, decreased staff-related expenses of $26,000, and decreased franchise tax expense of $24,000, partially offset by increased consulting expenses of $55,000 and increased office and facility expenses of $20,000.

General and administrative expenses for the six months ended June 30, 2017 were $2.27 million, compared to $2.34 million for the same period in 2016. The decrease of $61,000 or 3% is primarily attributable to decreased legal fees of $127,000, decreased investor relation expenses of $89,000, decreased filing fees of $76,000, and decreased franchise tax expense of $58,000, partially offset by increased consulting expenses of $65,000, increased patent impairment expenses of $68,000, increased stock-based compensation of $42,000, increased office and facility expenses of $42,000, and increased accounting and auditing expenses of $30,000.

Other Income/Expense

Other income was $1.57 million for the three months ended June 30, 2017, compared to $12.17 million for the three months ended June 30, 2016. The decrease of $10.60 million in other income is mainly due to a decrease of $10.64 million of other income related to the change in fair value of warrant liability.

Other expense was $468,000 for the six months ended June 30, 2017, compared to other expense of $1.24 million for the six months ended June 30, 2016. The decrease of $770,000 in other expense is mainly due to a decrease of $9.90 million of other expense related to the fair value of warrants issued in the March 2016 financing transaction in excess of proceeds, a decrease of $928,000 of financing expenditures, partially offset by a decrease of $10.05 million of income related to the change in fair value of the warrant liability.

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

Liquidity and Capital Resources

As of June 30, 2017, our cash and cash equivalents totaled $297,000, compared to $110,000 as of December 31, 2016. At June 30, 2017, we had a working capital deficit of $3.23 million, compared to a $1.11 million deficit as of December 31, 2016. The $2.12 million increase in working capital deficit is primarily due to $448,000 net increase in the fair value of the warrant liability related to warrants issued in our March 2016 financing transaction, $2.02 million increase in related party payable, partially offset by $187,000 increase in cash and cash equivalents, $47,000 decrease in accounts payable and accrued liabilities, $86,000 increase in prepaid and other current assets, and $31,000 increase in net accounts receivable.

Operating Cash Flows

Net cash used in operating activities was $1.33 million for the six months ended June 30, 2017, compared to $2.83 million for the corresponding period in 2016. The primary factor contributing to the changes in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $1.15 million, increase in accounts receivable of $31,000, increase in inventory of $33,000, increase in deposits, prepaid and other assets of $85,000, increase in related party payable of $19,000, and decrease in accounts payable and accrued liabilities of $47,000 in the six months ended June 30, 2017, compared to $2.20 million of net loss after non-cash adjustments, decrease in accounts receivable of $29,000, increase in inventory of $65,000, increase in deposits, prepaid and other assets of $92,000, and decrease in accounts payable and accrued liabilities of $502,000 for the same period in 2016.

Investing Cash Flows

Net cash used in investing activities was $483,000 for the six months ended June 30, 2017, compared to $530,000 in the same period in 2016. The decrease was primarily the result of lower payments for capital expenditure of $103,000, partially offset by higher payments for patent licenses and trademarks of $55,000.

Financing Cash Flows

Net cash provided by financing activities was $2.00 million for the six months ended June 30, 2017, compared to $3.60 million in the same period in 2016. During the six months ended June 30, 2017, $2.00 million was received from a bridge loan from a related party having a maturity date of September 1, 2017. During the six months ended June 30, 2016, $2.50 million was received from the proceeds of the March 2016 financing, $398,000 was received from exercises of warrants, and $700,000 was received from a bridge loan from a related party which was subsequently converted to Series I-2 Preferred Stock on March 15, 2016.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the six months ended June 30, 2017, our average burn rate was approximately $222,000 per month, excluding capital expenditures and patent costs averaging $81,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date. Additionally, the March 2016 Securities Purchase Agreements entered into in connection with the private placements provide various limitations on our ability to issue securities, although we may issue securities in certain circumstances, including issuing shares in private placements to our officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at June 30, 2017, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since January 1, 2015, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the six months ended June 30, 2017 was approximately $222,000 per month excluding capital expenditures and patent costs averaging $81,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, as well as certain personal information regarding customers who purchase our skin care products online. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our constantly increasing security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property, proprietary business information or our customers’ personally identifiable information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.

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

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

•	design and conduct clinical trials;
•	fund research and development activities with us;
•	pay us fees upon the achievement of milestones; and
•	market with us any commercial products that result from our collaborations.

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

During the three and six months ended June 30, 2017, we derived approximately 37% and 36% of our revenues from one customer, respectively.

During the three and six months ended June 30, 2017, one customer accounted for 37% and 36% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of June 30, 2017, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 81% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of June 30, 2017. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.*

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G and Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $11.11 per share as of June 30, 2017). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The sale or issuance of our common stock to holders of Series I Preferred Stock (“holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall. *

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for twelve months from the date of issuance. As of June 30, 2017, we had 5,920 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the Closing Date. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.*

In the past, we have issued options and warrants to acquire shares of our common stock. At June 30, 2017, there were 4,001,469 warrants outstanding, and 736,310 vested and 1,625,671 non-vested stock options outstanding. We may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, we issued a total of 20,000 shares of common stock to holders of Series I-1 Convertible Preferred Stock upon conversion of a portion of their shares of Series I-1 Convertible Preferred Stock.   These shares of common stock were issued in reliance on the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

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
Dated: August 11, 2017
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

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
10.1	Form of Note issued on June 8, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 8, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*

Exhibit	Description
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.