Form 10-K
period 2017-12-31
International Stem Cell CORP
filed 2018-04-09
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

      Emerging growth company          ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,626,488 based upon the closing price of the common stock on June 30, 2017 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 2, 2018 there were 6,189,633 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2018 is incorporated by reference into Part III of this Form 10-K.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, cosmetic and research products, of a total of $7.5 million and $7.2 million for the years ended December 31, 2017 and 2016, respectively.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals with minimal immune rejection after transplantation. We have facilities and manufacturing processes that we believe comply with the requirements of current Good Manufacturing Practice (GMP) standards as defined by the U.S. Code of Federal Regulations and promulgated by the Food and Drug Administration (“FDA”).

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

•	Neural stem cells (ISC-hpNSC®) for treatment of Parkinson’s disease and potentially other central nervous system disorders, such as traumatic brain injury, stroke and Alzheimer’s disease.
•

Liver cells (“hepatocytes”) that may be used to treat a variety of congenital and acquired liver diseases. Using the same precursor cell that leads to liver cells, it is also possible to create islet cells for potential treatment of diabetes.

We have completed our IND-enabling preclinical studies on our most advanced program, the development of neural stem cells for the treatment of Parkinson’s disease and filed the regulatory submission to the Australian Therapeutics Goods Administration (“TGA”) and have started a phase I clinical trial in Australia. As of March 2018, we have successfully transplanted ISC-hpNSC® into eight Parkinson’s disease patients.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

Additionally, we are subject to various other risks; for example, our business is at an early stage of development and we may not develop therapeutic products that can be commercialized; we have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern; and we will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. Please see the heading “Risk Factors” beginning on page 12.

On December 16, 2014 we were named in Deloitte’s 2014 Technology Fast 500™ of the fastest growing companies in North America. International Stem Cell Corporation was ranked in 215th place in the overall list, which also included the technology, media, telecommunications and clean tech companies. Of the 47 biotechnology businesses on the list, we placed 21st and we were the only regenerative medicine company represented.

Recent Development

In 2016 Therapeutics Goods Administration (TGA) of Australia cleared a regulatory submission from Cyto Therapeutics, our wholly owned subsidiary, to initiate a phase I clinical trial, dose escalation trial using human parthenogenetic stem cells-derived neural stem cells (ISC-hpNSC) in patients with Parkinson’s disease. As of March 2018, all patients in cohort 1 and cohort 2 in our clinical trial for Parkinson's Disease were successfully transplanted with ISC-hpNSC®. In November 2017 we announced our preliminary clinical data at the Society for Neuroscience annual meeting (Neuroscience 2017).

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatment

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) traumatic brain injury (“TBI”), 3) metabolic/liver diseases. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI, and stroke, and liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. As of March 2018, we have dosed a total of eight PD patients in that Phase I trial.  We reported preliminary clinical data at the Society for Neuroscience annual meeting (Neuroscience 2017) in November 2017. We anticipate providing full results of the Phase I clinical study by the fourth quarter of 2019.

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

In August 2014 International Stem Cell Corporation announced the launch of a stroke program, evaluating the use of ISC-hpNSC® transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC from the Parkinson’s disease program and, as there is evidence that transplantation of ISC-hpNSC may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015 the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

In October 2016 the Company announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida, Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. Animals transplanted with ISC-hpNSC showed improved test performance in just a few days after implantation.

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

LSC’s products are sold in the United States and internationally through a branded website, Amazon, various e-commerce partners and the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

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

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 190 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells, in order to address this significant market opportunity. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets.

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

Corporate Structure

International Stem Cell Corporation is a Delaware corporation which has four wholly owned subsidiaries: International Stem Cell Corporation, a California corporation (“ISC California”), Lifeline Cell Technology, LLC (“LCT”), Lifeline Skin Care, Inc. (“LSC”), and Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”)

Cyto Therapeutics was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which is conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

Our principal executive offices are located at 5950 Priestly Drive, Carlsbad, CA 92008, and our telephone number is (760) 940-6383. Our corporate website address is www.internationalstemcell.com, Lifeline Cell Technology’s website address is www.lifelinecelltech.com , and Lifeline Skin Care’s website address is www.lifelineskincare.com. Information found on, or accessible through, our websites is not a part of, and is not incorporated into, this Annual Report on Form 10-K.  Our common stock is quoted on the OTC QB and trades under the symbol “ISCO”.

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

In August 2014, we began evaluating the use of ISC-hpNSC® for the treatment of ischemic stroke using a rodent model of the disease. In October 2016 we evaluated the use of ISC-hpNSC® for the treatment of TBI using a rodent model of the disease. Because, we have developed safety data on NSC from the Parkinson's disease program we believe can leverage such data in a program for the treatment of ischemic stroke.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before any regulatory approval may be achieved and the products sold for therapeutic use.

Skin Care Products

As of December 31, 2017 ISCO’s LSC subsidiary had developed, launched and was actively selling a total of seven distinct skincare products based on its proprietary stem cell technology.

•	Daily Defense Complex diminishes the appearance of fine lines and wrinkles, while improving skin texture and firmness.
•	Recovery Night Moisture Serum helps improve skin tightness and provides hydration.
•	Eye Firming Complex provides tightening benefits to the under-eye skin area.
•	Neck Firming Serum is specifically designed to nourish the skin in the decollate area.
•	Aqueous Gel Serum (retail formula) combines LSC’s core stem cell extract technology with a unique water base in order to deliver anti-aging and hydration benefits.
•	ProPLUS Advanced Aqueous Treatment is a more potent, professional-only version of the retail Aqueous Gel Serum
•	Intense Moisture Serum is especially designed to deliver long-lasting hydration and nourishment to the skin.

In 2017 LSC continued to actively promote and sell three distinct products based on the Company’s proprietary collagen targeting small molecule technology.

•	LSC’s Molecular Renewal Serum
•	ProPLUS Advance Molecular Serum
•	Brightening Toner.

As of fourth quarter of 2017 LSC completed the development of two new products based on a new, collagen targeting category of LSC’s proprietary small molecule technology. The Elastin Booster (retail and professional-only formulas) is scheduled to launch in early second quarter of 2018.

LSC continues to offer three cleanser and exfoliating products designed to complement the core technology products.

•	Brightening Cleanser uses ultra-fine conditioning powders to help cleanse and brighten the skin.
•	Dual Action Exfoliator uses glycolic acid and microcrystals to exfoliate dead skin cells.
•	Refresh Polishing Gelee combines calming ingredients and micro beads to gently exfoliate the skin.

Overall LSC is offering for sale twelve distinct categories of products, with each category containing various size and scent options.

Research Products

ISCO’s LCT subsidiary develops, manufactures and commercializes over 190 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets. LCT frequently adds more products to its line. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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

•	Human prostate cells and specialized medium (ProstaLife™) to study prostate disease including cancer.
•	Human renal and bladder cells and associated media (RenaLife™) to study renal and bladder diseases.
•	Human corneal cells and associated media (OcuLife™) for the study of corneal disease and as a model of toxicology for consumer product testing.
•

Human female reproductive system cells (ReproLife™) for the study of cellular physiology of the reproductive tract, cellular response to infectious agents and other areas of female reproductive system research.

•	Human Skeletal Muscle Cells (StemLife Sk™) for the study of muscle cell biology, diabetes, insulin receptor studies, muscle metabolism, muscle tissue repair and myotube development.
•	An assortment of many other cell culture reagents and supplements for the growth, staining and freezing of human cells.

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

Intellectual Property

Patents

In 2017 ISCO was issued ten new patents for technology generated by the in-house R&D team. The first and second patents covering various aspects of parthenogenetic oocyte activation, were issued in Australia and Canada, respectively. The third patent, covering various aspects of synthetic cornea creation, was issued in Australia. The fourth patent, covering various aspects of parthenogenetic stem cell technology, was issued in Australia. Patents five through eight, each covering various aspects of stem cell derivation, were issued in China, Germany, EU, and Great Britain, respectively. Ninth patent, covering various aspects of cell production, was issued in China. The tenth patent, covering neural stem cell derivation, was issued in Japan.

In addition to the ten new patents covering in-house generated technology, in 2017 three pending patent applications licensed by ISCO as part of the Astellas Pharma (formerly Ocata Therapeutics) License were issued as patents. The first and second patent, both covering various aspects of cell differentiation, were issued in Israel. The third patent, which covers methods of cytoplasm transfer, was issued in the United States.

We have pending patents covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other patents and pending patent applications include intellectual property concerning skin care formulations and methods of manufacturing stem-cell based skin care products and methods to differentiate stem cells.

In addition, we have obtained exclusive worldwide licenses to patents and patent applications from Astellas Pharma. Our licensed and internally-generated patents provide the intellectual property rights we need to operate in the pluripotent stem cell field and to progress through the stages of creating a therapeutic stem cell product. These stages include the derivation, isolation, expansion and differentiation of stem cells. The intellectual property available to us enables us to create manufacturing methods that eliminate animal proteins in order to satisfy FDA requirements. In addition, we have rights to sell research products derived through our licensed intellectual property in order to generate income.

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

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Astellas Pharma Inc. (“Astellas") for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to Astellas Pharma’s human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

The agreements with Astellas further provide that we are no longer obligated to make milestone payments or to meet any minimum research and development requirements. We will no longer pay any royalties related to the ACT IP or Infigen IP, and our obligation to pay a minimum license fee for the UMass IP has been reduced to $75,000 annually, payable in two installments to Astellas.

The agreements continue until the expiration of the last valid claim within the licensed patent rights. Either party to each amended and restated license agreement may terminate the agreement for an uncured breach or we may terminate the agreements at any time with a 30 days written notice.

Research Agreements

In 2017 and 2016, ISCO spent $2.7 million and $2.9 million on research and development activities, respectively. ISCO actively pursues sponsored research agreements with local and international research organizations and has established research collaborations with collaborators from Yale University, University of South Florida, Tulane University, University of California, San Diego, The Scripps Research Institute (La Jolla), and the Sanford Burnham Preby Medical Discovery Institute. We are in frequent negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISCO for possible use in therapeutic or research fields. In addition to the research collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

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

Some of our primary competitors in the development of stem cell therapies are BioTime, SanBio, BlueRock Therapeutics, ReNeuron, and ViaCyte. Our primary competitors in the skin care market are Obagi, ZO, Skinceuticals, SkinMedica (now owned by Allergan), and Murad. In the field of research products, our primary competitors for human cells, media and reagents are Lonza, EMD Millipore, Life Technologies (now owned by Thermo Fisher Scientific), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 35% of our total sales in 2017 were from one customer.

The skin care line was launched in November 2010 through the company’s own website—www.lifelineskincare.com. Since that time, distribution has expanded to include destination and resort spas, dermatologists, and plastic surgeons. Domestically, we plan to increase distribution of our products by expanding and improving our retail and professional product lines, increasing brand awareness, strategic partnerships, sales promotions, and public relations. Internationally, we are reviewing the options for distribution partnerships.

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

In recognition of the challenges that accompany development of cellular therapy (CT) products, FDA has recently initiated an expedited review and approval process for promising investigational CTs. The first step in the pathway is submission of a request for Regenerative Medicine Advanced Therapy (RMAT) designation by the sponsor to FDA, either at the same time as the initial IND filing or by amendment to an active IND (prior to the end-of-phase 2 meeting). Upon grant of RMAT designation by FDA, the sponsor receives access to a number of benefits, the most advantageous of which is early interactions with senior FDA managers for the purpose of discussing potential surrogate or intermediate clinical endpoints to support accelerated approval requirements. Consideration for accelerated approval, heretofore unavailable to regenerative medicine products, represents a major regulatory advance because it would enable ISCO to market ISC-hpNSC earlier than would be possible through the traditional approval process.

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

Employees

In addition to our three executive officers, we utilize the services of 39 full-time and one part-time staff members.

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

We have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubt about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2017, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the year ended December 31, 2017 was approximately $179,000 per month excluding capital expenditures and patent costs averaging $72,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2018 and beyond;
•	scientific progress in our research and development programs;
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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), effective for net operating losses incurred in taxable years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our securities is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.

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

The development and commercialization of our product candidates is subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our product candidates would likely have a material and adverse effect on our business and prospects.

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

Although our primary focus relates to intellectual property we have developed internally, some of the patents we utilize are licensed to us by Astellas Pharma, which has licensed some of these from other parties, including the University of Massachusetts. These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments). The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

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

During the year ended December 31, 2017, we derived approximately 35% of our revenues from one customer.

During the year ended December 31, 2017, one customer accounted for 35% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of December 31, 2017, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 83% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of December 31, 2017. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $10.09 per share as of December 31, 2017). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, and the Series B Warrants being exercisable for six months from the date of issuance. As of December 31, 2017, we had 5,614 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At December 31, 2017, there were 4,001,469, warrants, for which we have reserved 4,001,469 shares of common stock, and 1,011,590 vested and 1,284,489 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our current lease for this facility expires in December 2021, with the Company’s option to terminate the lease on January 1, 2020 upon a six month advance notice. The current base rent is approximately $10,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

In addition to the primary research facility lease, we entered into a lease with S Real Estate Holding, LLC (an affiliate of our CEO and Executive Vice President and Chief Scientific Officer) to allow the Company to expand into new corporate offices located in Carlsbad, California. The current lease covers 9,848 square feet which is being used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The current lease expires on February 29, 2020. As of December 31, 2017, the base rent was approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. We are also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

We lease an 8,280 square foot manufacturing facility in Frederick, Maryland, which we use for laboratory and administrative purposes. As of December 2017, the base rent was approximately $11,000. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The laboratory is being used to develop and manufacture our research products and the administration facility will be used for sales and marketing and general administration purposes. Our manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products.

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

As of December 31, 2017, we had 6,057,132 shares of common stock outstanding, and approximately 631 holders of record of our common stock, and we had 5,255,657 shares of preferred stock outstanding, and seven holders of record of our preferred stock, with the 5,255,657 shares of preferred stock being convertible into 6,392,076 shares of common stock.

The high and low sales prices per share of our common stock, as reported by OTC QB for each quarter during fiscal years 2017 and 2016, are reported below:

	Market Price
	High	Low
Fiscal Year 2017
First Quarter	$2.50	$0.92
Second Quarter	$1.80	$1.00
Third Quarter	$2.05	$1.07
Fourth Quarter	$1.87	$1.41
Fiscal Year 2016
First Quarter	$4.25	$2.00
Second Quarter	$4.24	$1.90
Third Quarter	$2.22	$1.50
Fourth Quarter	$1.90	$0.65

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	25,967	$60.89	—
2010 Equity Participation Plan	2,219,382	$7.62	1,357,032
Equity compensation plans not approved by security holders (1)	50,730	$92.31	—
Total	2,296,079		1,357,032
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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $7.5 million and $7.2 million for the years ended December 31, 2017 and 2016, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments. With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) traumatic brain injury (“TBI”), 3) metabolic/liver diseases. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI and stroke liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study, which demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®.  In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. As of March 2018, we have dosed total of eight PD patients in the Phase I trial.  We reported preliminary clinical data at the Society for Neuroscience annual meeting (Neuroscience 2017) in November 2017. We anticipate providing full results of the phase I clinical study by the fourth quarter of 2019.

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

In August 2014 International Stem Cell Corporation announced the launch of a stroke program, evaluating the use of ISC-hpNSC® transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC from the Parkinson’s disease program and, as there is evidence that transplantation of ISC-hpNSC may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015 the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

In October 2016 the Company announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. Animals transplanted with ISC-hpNSC showed improved test performance in just a few days after implantation.

Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and offers for sale cosmetic skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, Intense Moisture Serum, and the ProPLUS Advanced Aqueous Treatment. Products based on the proprietary small molecule technology include: Molecular Renewal Serum, Brightening Toner, and ProPLUS Molecular Renewal Treatment. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, Amazon, ecommerce partners and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas). Domestically, we plan to increase sales of our products by expanding our product line and increasing brand awareness through advertising, sales promotion and public relations. Internationally, we are evaluating the opportunities for partnerships with wholesale distributors in Europe, Asia, North America, and Australia.

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 190 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenue for the year ended December 31, 2017, totaled $7.46 million, compared to $7.17 million in 2016. LCT contributed $5.20 million or 70% of total revenue in 2017, compared to $4.32 million or 60% of total revenue in 2016. The increase of $884,000 or 20% in LCT’s revenue for 2017 primarily consists of a $386,000 increase in sales of media, $290,000 increase in sales to OEM customers, an increase in sales of cells of $172,000, and a decrease in sales returns of $26,000. LSC’s revenue of $2.26 million in 2017 accounted for 30% of total revenue, compared to $2.85 million or 40% of total revenue in 2016. The decrease of $593,000 or 21% in LSC’s revenue consists of a $373,000 decrease in sales in the e-commerce and international channels and $317,000 decrease in sales in the professional channel, partially offset by $100,000 lower discounting in the e-commerce channel as compared to the prior year.

Cost of Sales

Cost of sales for the year ended December 31, 2017 was $2.12 million or 28% of revenue, compared to $1.94 million or 27% of revenue in 2016. Our overall cost of sales as a percentage of revenue remained stable. LCT’s cost of sales was approximately 30% as a percentage of LCT’s sales for the year ended December 31, 2017 compared to 34% during the same period in the previous year. LSC’s cost of sales was approximately 24% and 16% as a percentage of LSC’s sales for the years ended December 31, 2017 and 2016, respectively. LCT’s cost of sales for the year ended December 31, 2017 was $1.58 million, compared to $1.47 million in the prior year. The increase in cost of sales for LCT of approximately $0.1 million is mainly attributable to increased sales during the year ended December 31, 2017 compared to 2016. LSC’s cost of sales was $545,000, compared to $469,000 in the prior year. The increase in cost of sales of $76,000 for LSC is primarily due to recording inventory reserves of approximately $101,000 related to obsolete or slow moving inventory items.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses for the year ended December 31, 2017 amounted to $2.66 million, reflecting a decrease of approximately $198,000 or 7% compared to $2.86 million in 2016. The decrease was primarily due to lower clinical trial study costs of $195,000 primarily due to the Company receiving Australian R&D credits, lower payroll related costs of $167,000, lower material and supplies costs of $27,000, partially offset by higher stock-based compensation costs of $193,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), metabolic liver diseases (such as Crigler-Najjar syndrome, (CNS) and Alpha 1-antitrypsin deficiency (A1AD)), and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the year ended December 31, 2017 amounted to $2.40 million, reflecting a decrease of approximately $122,000 or 5%, as compared to $2.53 million in 2016. The decrease was primarily due to lower consulting costs of

$100,000, payroll related costs of $70,000, commission costs of $53,000, partially offset by higher website support costs of $43,000, higher advertising costs of $35,000 and tradeshow costs of $15,000.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $5.21 million, reflecting an increase of $524,000 or 11%, compared to $4.69 million in 2016. The increase is primarily the result of increased patent impairment charges of $845,000 in 2017 due to abandonment of efforts to pursue certain patents or patented technologies.  In addition, there were increases in stock based compensation costs of $232,000 and consulting costs of $120,000, partially offset by a decrease in investor relations related costs of $194,000, staff related costs of $168,000, franchise tax expense of $166,000, legal fees of $100,000, and expenses for common stock issued for services of $56,000.

Other Income/Expense

Net other expense was $1.13 million for the year ended December 31, 2017, compared to other income of $3.77 million for the year ended December 31, 2016. Other expense in 2017 primarily comprised of approximately $1.1 million of additional expense related to increase in the fair value of warrants and $59,000 of interest expense. Other income in 2016 was primarily related to $14. 6 million of additional income related to a decrease in the fair value of warrants, $9.9 million of expense related to the fair value of warrants issued in the March 2016 financing transaction in excess of proceeds, and $928,000 of financing expenditures.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, our cash and cash equivalents totaled $304,000 and $110,000, respectively. At December 31, 2017, we had a working capital deficit of $1.95 million compared to working capital deficit of $1.11 million at December 31, 2016. The $0.84 million increase in working capital deficit is primarily due to an increase in fair value of warrants liability related to our March 2016 financing transaction of $1.1 million, increase in accrued liabilities of $142,000, partially offset by an increase in prepaid and other current assets of $361,000, increase in cash and cash equivalents of $194,000.

Operating Cash Flows

Net cash used in operating activities was $2.14 million for the year ended December 31, 2017, compared to $4.20 million in 2016. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $1.88 million, decrease in accounts receivable of $109,000, increase in inventory of $129,000, increase in prepaid and other current assets of $361,000 and increase in accounts payable and accrued liabilities of $187,000 in 2017, compared to $3.53 million of net loss after non-cash adjustments, increase in accounts receivable of $27,000, increase in inventory of $157,000, decrease in prepaid and other current assets of $154,000 and decrease in accounts payable and accrued liabilities of $620,000 in 2016.

Investing Cash Flows

Net cash used in investing activities was $864,000 for the year ended December 31, 2017, compared to net cash used of $943,000 in 2016. The decrease was primarily the result of lower payments for capital expenditures of $119,000, partially offset by higher payments for patents and trademarks of $39,000.

Financing Cash Flows

Net cash provided by financing activities was $3.20 million for the year ended December 31, 2017, compared to $4.72 million in 2016. In 2017, $2.70 million was received from a bridge loan from a related party, $500,000 was received from the issuance of common stock. In 2016, a total of $700,000 was received from a bridge loan from a related party having a maturity of April 10, 2016 (which was subsequently converted to Series I-2 Preferred Stock on March 15, 2016), $2.50 million was received from the proceeds of March 2016 financing and $1.52 million was received from exercises of warrants.

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

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the date the financials statement are available to be issued. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2018 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the year ended December 31, 2017, our average burn rate was approximately $179,000 per month, excluding capital expenditures and patent costs averaging $72,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds, and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations through one year from the date the financial statements are available to be issued. Additionally, the October 2014 and March 2016 Securities Purchase Agreements entered into in connection with the private placements discussed below provide various limitations on our ability to issue securities, although we may issue securities in certain circumstances, including issuing shares in private placements to our officers, directors and employees at market prices and issuing securities pursuant to the Company’s equity incentive plans.

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

We do not currently have any obligations for milestone payments under any of our licensed patents other than the minimum license fee of $75,000 annually, payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. No licenses are terminable at will by the licensor. For further discussion of our patents, see Note 4 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

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

Inventory

We account for inventory using the average cost and first-in, first-out (FIFO) methods for our Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for our Lifeline Skin Care products, and specific identification method for our Lifeline Cell Technology products. We state our inventory balances at the lower of cost or net realizable value. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the year end is classified as non-current inventory on the consolidated balance sheets.

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents. Patents and patent licenses are recorded at cost and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the estimated useful life of the intangible asset, generally 15 years. Intangible asset amortization expenses are included in research and development expenses.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, at least annually. We consider assets to be impaired and write them down to estimated fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimate, in which case the likelihood of a material change in our reported results would increase.

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

Recent Accounting Pronouncements

See Note 1. Recent Accounting Pronouncements, in the Notes to consolidated Financial Statements of this Annual Report.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our management concluded that, at December 31, 2017, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to our accounting for and disclosure of equity transactions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2017 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Material Weakness Remediation Activities

The Company, the Audit Committee and the Company's Board of Directors are committed to maintaining a strong internal control environment, and are currently evaluating remediation efforts that will be designed to enhance our control environment. We expect that the remediation efforts will include implementation of process and review controls over accounting for equity and other significant transactions and to perform such review as promptly as possible after such transactions. Once the remediation plan is finalized and implemented, the identified    material    weakness in    internal   control over financial reporting will be considered fully addressed when the relevant internal controls have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal control over financial reporting is effective. The Company will work to design, implement and rigorously test these new controls in order to make these final determinations.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of December 31, 2017, the Company’s internal control over financial reporting was not effective due to a material weakness in internal control over financial reporting related to our accounting for and disclosure of equity transactions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, in connection with our 2017 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2017, under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2017, under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2017, under the caption “Corporate Governance.”

As of December 31, 2017, our executive officers were as follows:

Name	Principal Occupation	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	58
Jennifer Stephens (1)	Acting Chief Financial Officer	30
Russell Kern	Executive Vice President and Chief Scientific Officer	32
Sophia Garnette	Vice President, Legal Affairs & Operations	34

(1) Ms. Stephens ceased serving as our Acting Chief Financial Officer in March 2018.

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

Jennifer Stephens, CPA, Acting Chief Financial Officer, joined the Company in August 2017. Ms. Stephens has served an extensive number of companies in various management level accounting positions assisting with technical accounting research, SEC filings, and SOX 404 implementations and compliance. Preceding her years as an accounting and finance consultant, Ms. Stephens worked with Ernst & Young LLP in a senior supervisory role in the San Diego audit practice where she worked with clients ranging in size from closely held, venture capital backed start-up companies to billion dollar SEC registrants. Ms. Stephens received a B.A. in Business Economics and Accounting from the University of California, Santa Barbara and is a licensed CPA. Ms. Stephens ceased serving as our Acting Chief Financial Officer in March 2018.

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

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2017, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2017, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2017, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2017, under the caption “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services.”

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

10.3	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010, File No. 000-51891).

10.4*	2010 Equity Participation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed April 18, 2016, File No. 000-51891).

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

Exhibit Number	Description

10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 10, 2016).

10.30	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.31	Placement Agent Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 10, 2016).

10.32	Form of Note issued on January 12, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 18, 2017).

10.33	Form of Note issued on March 20, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 22, 2017).

10.34

Fourth Amendment to Standard Multi-Tenant Office Lease with S Real Estate Holdings LLC, effective March 1, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 15, 2017).

10.35	Form of Note issued on June 2, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 8, 2017).

10.36	Form of Note issued on September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 6, 2017).

10.37	Note Conversion and Stock Purchase Agreement dated December 7, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 13, 2017).

10.38	Form of Note issued on March 6, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 8, 2018).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016).

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

ITEM 16.	FORM 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ ANDREY SEMECHKIN
Name:	Andrey Semechkin
Title:	Chief Executive, Officer

Dated: April 6, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 6, 2018
Andrey Semechkin

/ S / SOPHIA GARNETTE	Vice President Legal Affairs and Operations (Principal Financial Officer)	April 6, 2018
Sophia Garnette

/ S / RUSSELL KERN	Executive VP and Chief Scientific Officer and Director	April 6, 2018
Russell Kern

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	April 6, 2018
Donald A. Wright

/ S / PAUL V. MAIER	Director	April 6, 2018
Paul V. Maier

/ S / CHARLES J. CASAMENTO	Director	April 6, 2018
Charles J. Casamento

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

INTERNATIONAL STEM CELL CORPORATION AND SUBSIDIARIES

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and Subsidiaries (“Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2011.

San Diego, California

April 6, 2018

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$304	$110
Accounts receivable, net of allowance for doubtful accounts of $12	465	574
Inventory, net	1,307	1,390
Prepaid expenses and other current assets	779	418
Total current assets	2,855	2,492
Non-current inventory	692	615
Property and equipment, net	321	396
Intangible assets, net	2,922	3,484
Deposits and other assets	74	58
Total assets	$6,864	$7,045
Liabilities and Stockholders' Equity
Accounts payable	$830	$841
Accrued liabilities	607	465
Advances	250	250
Fair value of warrant liability	3,113	2,045
Total current liabilities	4,800	3,601
Commitments and contingencies (Note 10)
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $396 and $381 at December 31, 2017 and 2016, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 shares issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 1,304 and 1,680 issued and outstanding with liquidation preferences of $1,304 and $1,680 at December 31, 2017 and 2016, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preferences of $4,310 at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 6,057,132 and 3,950,979 shares issued and outstanding at December 31, 2017 and 2016, respectively	6	4
Additional paid-in capital	106,585	101,898
Accumulated deficit	(104,532)	(98,463)
Total stockholders' equity	2,064	3,444
Total liabilities and stockholders' equity	$6,864	$7,045

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	December 31,
	2017	2016
Revenues
Product sales	$7,456	$7,165
Total revenues	7,456	7,165
Expenses
Cost of sales	2,122	1,944
Research and development	2,658	2,856
Selling and marketing	2,405	2,527
General and administrative	5,213	4,689
Total expenses	12,398	12,016
Loss from operations	(4,942)	(4,851)
Other income (expense)
Change in fair value of warrant liability	(1,068)	14,607
Fair value of warrant liability in excess of proceeds	—	(9,902)
Financing transaction costs	—	(928)
Interest expense	(59)	(6)
Miscellaneous income	—	1
Total other income (expense), net	(1,127)	3,772
Loss before provision for income taxes	(6,069)	(1,079)
Provision for income taxes	—	—
Net loss	$(6,069)	$(1,079)
Net loss applicable to common stockholders	$(6,069)	$(1,079)
Net loss per common share-basic	$(1.46)	$(0.34)
Net loss per common share-diluted	$(1.46)	$(0.34)
Weighted average shares outstanding-basic	4,158	3,190
Weighted average shares outstanding-diluted	4,158	3,190

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

(in thousands)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	2,809	$3	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	58	—
from exercises of warrants	901	1
Issuance of preferred stock
Conversion of preferred stock	183	—
Stock-based compensation
Net loss for the year ended December 31, 2016
Balance at December 31, 2016	3,951	4	250	—	—	—	5,000	5
Issuance of common stock
for services	30	—
for cash	286	—
Conversion of preferred stock	215	—
Conversion of debt	1,575	2
Stock-based compensation
Net loss for the year ended December 31, 2017
Balance at December 31, 2017	6,057	$6	250	$—	—	$—	5,000	$5

See accompanying notes to consolidated financial statements.

	Convertible Preferred Stock
					Additional		Total
	Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	—	$—	—	$—	$98,970	$(97,384)	$1,594
Issuance of common stock
for services					105		105
from exercises of warrants					1,851		1,852
Issuance of preferred stock	2	—	4	—	—		—
Conversion of preferred stock	—	—			—		—
Stock-based compensation					972		972
Net loss for the year ended December 31, 2016						(1,079)	(1,079)
Balance at December 31, 2016	2	—	4	—	101,898	(98,463)	3,444
Issuance of common stock
for services					49		49
for cash					500		500
Conversion of preferred stock	(1)	—			—		—
Conversion of debt					2,754		2,756
Stock-based compensation					1,384		1,384
Net loss for the year ended December 31, 2017						(6,069)	(6,069)
Balance at December 31, 2017	1	$—	4	$—	$106,585	$(104,532)	$2,064

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,069)	$(1,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	331
Stock-based compensation expense	1,384	972
Common stock issued for services	49	105
Fair value of warrant in excess of proceeds	—	9,902
Financing transaction costs	—	535
Change in fair value of warrant liability	1,068	(14,607)
Allowance for bad debt	—	(8)
Allowance for inventory obsolescence	135	(11)
Interest expense on bridge loan from related party	56	—
Impairment of intangible assets	1,175	330
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	109	(27)
(Increase) decrease in inventory	(129)	(157)
(Increase) decrease in prepaid assets and other current assets	(361)	154
(Increase) decrease in deposits and other assets	(16)	2
Increase (decrease) in accounts payable	(11)	(251)
Increase (decrease) in accrued liabilities	142	(369)
Increase (decrease) in related party payable	—	(19)
Net cash used in operating activities	(2,142)	(4,197)
Investing activities
Purchases of property and equipment	(112)	(231)
Proceeds from sale of property and equipment	—	1
Payments for patent licenses and trademarks	(752)	(713)
Net cash used in investing activities	(864)	(943)
Financing activities
Proceeds from a bridge loan from a related party	2,700	700
Proceeds from issuance of common stock	500	—
Proceeds from issuance of preferred stock	—	2,500
Proceeds from exercise of warrants	—	1,518
Net cash provided by financing activities	3,200	4,718
Net increase (decrease) in cash and cash equivalents	194	(422)
Cash and cash equivalents, beginning of year	110	532
Cash and cash equivalents, end of year	$304	$110
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$14
Supplemental disclosure of non-cash investing and financing activities
Financed insurance premiums	$158	$—
Release of warrant liability upon exercise of warrants	$—	$334
Conversion of bridge loan from a related party to common stock	$2,756	$—
Conversion of bridge loan from a related party to preferred stock	$—	$3,810

See accompanying notes to consolidated financial statements.

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

Going Concern

The Company has sustained recurring losses and needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $179,000 per month, excluding capital expenditures and patent costs averaging $72,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations through at least one year from the date the financial statements are available to be issued. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company has generated product revenues from the two commercial businesses of $7,456,000 and $7,165,000 for the years ended December 31, 2017 and 2016, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2017 and 2016.

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) methods for Lifeline Cell Technology cell culture media and reagents, average cost and specific identification methods for Lifeline Skin Care products, and specific identification method for Lifeline Cell Technology products. Inventory balances are stated at the lower of cost or net realizable value. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the year end is classified as non-current inventory on the consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2017 and 2016, the Company had an allowance for doubtful accounts totaling $12,000.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally over three to five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $3,763,000 and $4,277,000 at December 31, 2017 and 2016, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the estimated useful life of the license. Amortization expense for the years ended December 31, 2017 and 2016 amounted to $139,000 and $122,000, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2017 and 2016 was $841,000 and $793,000, respectively. Additional information regarding patents and patent licenses is included in Note 4. The Company recognized $1.2 million and $330,000 of impairment losses on its intangible assets during the years ended December 31, 2017 and 2016, respectively, due to abandonment of efforts to pursue certain patents or patented technologies.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to estimated fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows.

Product Sales

The Company recognizes revenue from product sales at the time of shipment to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. If the customer has a right of return, the Company recognizes product revenues upon shipment, provided that future returns can be reasonably estimated. In the case where returns cannot be reasonably estimated, revenue will be deferred until such estimates can be made or the right of return has lapsed. LCT contributed 70% and 60% of total revenue in 2017 and 2016, respectively. LSC’s revenue accounted for 30% and 40% of total revenue in 2017 and 2016, respectively.

Allowance for Sales Returns

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. However, the LSC products have a 30-day product return guarantee. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the year ended December 31, 2017 as compared to the years ended December 31, 2016 and 2015. At December 31, 2017 and 2016, the estimated allowance for sales returns was $10,000.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2017 (in thousands).

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$3,113	$—	$—	$3,113

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

Warrants to purchase
common stock
Beginning balance at December 31, 2015	$239
Issuances of warrants	16,747
Exercise of warrants	(334)
Adjustments to estimated fair value	(14,607)
Ending balance at December 31, 2016	2,045
Adjustments to estimated fair value	1,068
Ending balance at December 31, 2017	$3,113

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable and accrued liabilities as of December 31, 2017 and 2016 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and reporting date and other applicable re-measurement dates in 2017 and 2016 using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At December 31, 2017, there were 1,011,590 vested and 1,284,489 non-vested stock options outstanding and 4,001,469 warrants outstanding; and at December 31, 2016, there were 7,321,468 warrants, and 217,762 vested and 1,293,044 non-vested stock options outstanding. These stock options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“U.S. Tax Cuts and Jobs Act of 2017”). This new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because the Company maintains a valuation allowance on the entirety of its deferred tax assets.  However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the Company’s deferred tax assets.

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standard update.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017 with early adoption permitted.

In the fourth quarter of 2017 the Company began assessment of the possible impact this new standard might have on revenue recognition and, the Company is in the process of finalizing its conclusion of the evaluation of this new standard. Based on this evaluation, revenue recognition is materially consistent under both the legacy standard and the new standard for the majority of the Company’s revenue streams.  Based on the assessment thus far, it is anticipated that adoption of the standard would not have a significant impact on the Company’s consolidated financial statements.

In the quarterly reporting periods of 2018, under the modified retrospective method of adoption, the Company will (i) recognize a cumulative effect adjustment to the opening balance of accumulated deficit, if any, (ii) present comparative periods under the legacy standard, (iii) apply the new revenue standard to new and existing contracts and (iv) disclose the amount by which each financial statement line item was affected as a result of applying the new standard by bridging the difference between the new standard and legacy standard.

2. Inventory

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$609	$511
Work in process	472	383
Finished goods	1,154	1,212
Total	2,235	2,106
Less: allowance for inventory excess and obsolescence	(236)	(101)
Inventory, net	$1,999	$2,005

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Machinery and equipment	$1,459	$1,394
Computer equipment	429	445
Office equipment	214	208
Leasehold improvements	805	777
	2,907	2,824
Less: accumulated depreciation and amortization	(2,586)	(2,428)
Property and equipment, net	$321	$396

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 were $187,000 and $209,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Astellas under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Astellas. Total license fees paid were $75,000 for each of the years ended December 31, 2017 and 2016.

As of December 31, 2017, the total amounts capitalized related to the acquired Astellas licenses were $747,000, and $3,016,000 related to other patent acquisition costs and trademarks.

At December 31, 2017, future amortization expense related to the intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2018	$104
2019	71
2020	54
2021	54
2022	98
Thereafter	2,458
Total	$2,839

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2017, no revenues were realized from this agreement.

	December 31,	December 31,
	2017	2016
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of December 31, 2017, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities.  The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date.    As of December 31, 2017 and 2016, there were 250,000 shares of the Series B Preferred issued and outstanding.

In December 2016, the Company issued Restricted Stock to its non-employee directors at a price of $1.08. Accordingly, such transactions triggered adjustments in the current conversion price of the Series B Preferred to $1.08.

Series D Preferred Stock

On December 30, 2008, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Agreement”) with accredited investors (the “Investors”) and sold 43 shares of Series D Preferred Stock (“Series D Preferred”) at a price of $100,000 per Series D Preferred share.

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of December 31, 2017 and 2016, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of December 31, 2017 and 2016, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

On December 7, 2017, the Company issued a total of 1,860,810 shares of Common Stock to Dr. Andrey Semechkin at a conversion price and a purchase price of $1.75 per share. The Common Stock was issued in return for the cancellation and surrender of the note issued to him by the Company on September 1, 2017 with a principal amount of $2,700,000 and all accrued and unpaid interest on the note of $56,000 and payment of an additional $500,000 by Dr. Semechkin to the Company. In accordance with the Series G Certificate of Designation, the issuance of Common Shares at this price triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock to $10.09 per share and 0.0991 shares, respectively, as of December 31, 2017.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Series I Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the year ended December 31, 2017, the investors converted 376 shares of the Series I Preferred Stock into 214,700 shares of our common stock. As of December 31, 2017 and 2016, there were 5,614 and 5,990 shares of Series I Preferred Stock outstanding, respectively.

See Note 9, Stock Options and Warrants, for detailed discussion of the anti-dilution provisions of the Series A, Series C, and Placement Agent Warrants.

Common Stock Transactions

Reserved Shares

At December 31, 2017, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	2,296,079
Options available for future grant	1,357,032
Convertible preferred stock	6,392,076
Warrants	4,001,469
14,046,656

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series I Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed and amendment to the lease agreement to extend the term of the lease until 2019 and include annual adjustments to the monthly lease payments. For the years ended December 31, 2017 and 2016, the Company recorded $154,000 and $149,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

Between May 6, 2015 and March 9, 2016, to obtain funding for working capital purposes and to refinance the indebtedness incurred from multiple notes during this time frame, the Company borrowed a total of $3,810,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $3,810,000 (the “Note”) to Dr. Andrey Semechkin. The principal amount under the Note accrued interest at a rate of One Half of One Percent (0.50%) per annum.  The Note was due and payable April 10, 2016. On March 15, 2016, the entire principal amount of the promissory note issued on March 9, 2016, was converted to 3,810 shares of Series I-2 Preferred Stock, pursuant to the Series I Agreement, dated as of March 9, 2016. Between January 12, 2017 and September 1, 2017, to obtain funding for working capital, the Company borrowed a total of $2,700,000 from Dr. Andrey Semechkin, and issued an unsecured, non-convertible promissory note in the principal amount of $2,700,000 (the “2017 Note”) to Dr. Andrey Semechkin. The principal amount under the 2017 Note accrued interest at a rate of three and a half percent (3.50%) per annum and was due and payable September 1, 2017. On December 7, 2017, to obtain funding for working capital purposes and to satisfy the indebtedness incurred on September 1, 2017, the Company entered into a Note Conversion and Stock Purchase Agreement (the “Agreement”) with Dr. Andrey Semechkin.  Pursuant to the Agreement, the Company agreed to issue Dr. Semechkin a total of 1,860,810 shares of Common Stock at a conversion price and a purchase price of $1.75 per share in return for cancellation and surrender of the note issued to him by the Company on September 1, 2017 with a principal amount of $2,700,000 and all accrued and unpaid interest on the note of $56,000 and payment of an additional $500,000 by Dr. Semechkin to the Company. As a result of this transaction, there was no related party payable balance recorded as of December 31, 2017. See Note 12, Subsequent Events.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2017, net operating loss carryforwards of approximately $64,904,000, which may be applied against future taxable income and will expire in various years through 2037. At December 31, 2016, the Company had net operating loss carryforwards of approximately $62,655,000. The increase in carryforwards for the year ended December 31, 2017 is approximately $2,249,000.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2017 and 2016 follows:

	December 31,	December 31,
	2017	2016
Statutory federal income tax rate	35%	35%
Permanent items	(11)%	106%
State income taxes, net of federal taxes	(7)%	17%
Foreign	(3)%	(17)%
Change in valuation allowance	175%	(152)%
Change in tax rates	(189)%	0%
Tax credits claimed	0%	7%
Other	0%	4%
Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013. The Company does not have any material uncertain tax positions as of December 31, 2017 and 2016. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2017 will materially change in the next 12 months.

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

During the year ended December 31, 2017, the Company had a net decrease in deferred tax asset of $8,819,000.  This change is a result of current year activity as well as a change in the federal tax rates.  The change as a result of current year activity is an increase in deferred tax assets of $724,000. This increase was offset by a $9,543,000 decrease due to a remeasurement of the deferred tax asset based on new tax rates established through the Tax Cuts and Jobs Act passed December 22, 2017.  The remeasurement is a provisional estimate under Staff Accounting Bulletin (“SAB”) 118 that could be revised based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.  This new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because the Company maintains a valuation allowance on the entirety of its deferred tax assets.  However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the deferred tax asset reflected in the tax rate reconciliation below as well as the deferred tax asset listed above.

Given the significant impact of the Tax Cuts and Jobs Act, the SEC staff issued SAB 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allows companies to record a provisional estimate of the impact of the Tax Act during a one year “measurement period”.  The Company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Deferred tax assets (liabilities)
Current deferred tax assets (liabilities)	$—	$—
Deferred revenues	—	—
Current deferred tax assets	—	—
Valuation allowances	—	—
Net current deferred tax assets	$—	$—
Net operating loss carryforwards	$16,842	$24,912
Stock based compensation	2,695	3,570
Research and development tax credit	2,696	2,480
Other	192	282
Non-current deferred tax assets	22,425	31,244
Valuation allowances	(22,425)	(31,244)
Net non-current deferred tax assets	—	—
Non-current deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

The components of the provision for income taxes were as follows:

	December 31,	December 31,
	2017	2016
Current	$—	$—
Deferred	—	—
Total	$—	$—

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

Total stock-based compensation expense for the years ended December 31, 2017 and 2016 was comprised of the following (in thousands):

	Years Ended
	December 31,
	2017	2016
Cost of sales	$23	$29
Research and development	637	444
Selling and marketing	41	47
General and administrative	683	452
	$1,384	$972

The weighted-average grant-date fair value of options granted during the years ended December 31, 2017 and 2016 was $0.93, and $2.69, respectively. Unrecognized compensation expense related to stock options as of December 31, 2017 was $1.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the fair value of stock options granted, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2017 and 2016:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.95%	1.52%
Expected stock price volatility	96.71%	100.37%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.71 yrs	6.02 yrs

Additional information regarding options outstanding under our option Plans as of December 31, 2017 is as follows:

Options Outstanding				Options Exercisable and Vested
		Weighted Average			Weighted Average
		Remaining			Remaining
	Number	Contractual Life	Weighted Average	Number	Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	(Years)	Exercise Price
$1.09-$1.30	880,264	9.28	$1.11	219,221	9.25	$1.11
$1.31-$3.03	408,360	8.76	$2.06	216,416	8.69	$2.15
$3.04-$4.35	847,071	8.23	$3.75	421,437	8.23	$3.75
$4.36-$90.75	68,346	4.75	$39.86	62,478	4.55	$42.13
$90.76-$289.50	41,308	2.94	$261.33	41,308	2.94	$261.33
	2,245,349	8.53	$8.25	960,860	8.10	$16.36

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2015	200,909	$83.10
Granted	1,346,800	$3.41
Exercised	—	$—
Canceled or expired	(87,633)	$22.80
Outstanding at December 31, 2016	1,460,076	$13.21
Granted	1,145,568	$1.14
Exercised	—	$—
Canceled or expired	(360,295)	$5.80
Outstanding at December 31, 2017	2,245,349	$8.25	8.53 years	$451,224
Vested and expected to vest at December 31, 2017	2,105,101	$8.65	8.51 years	$416,005
Exercisable at December 31, 2017	960,860	$16.36	8.10 years	$109,161

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2015	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2016	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at December 31, 2017	50,730	$92.31	1.86 years	$—

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

The following table summarizes the changes in restricted stock award activity and related weighted average grant date fair values for the Company’s awards issued during the years ended December 31, 2017 and 2016:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2015	—	$—
Granted	58,182	$1.80
Vested	(58,182)	$1.80
Forfeited	—	$—
Unvested at December 31, 2016	—	$—
Granted	30,643	$1.60
Vested	(30,643)	$1.60
Forfeited	—	$—
Unvested at December 31, 2017	—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2017 and 2016 was approximately $49,000 and $105,000, respectively. The Company recognized approximately $49,000 and $105,000 of stock-based compensation expense related to the restricted stock awards for the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, there was no unrecognized compensation costs related to unvested awards.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the consolidated statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance and each reporting date, using the Monte-Carlo simulation model. As of December 31, 2016, all Series A, B and C Warrants were exercised or expired unexercised.

The following assumptions were used as inputs to the model at December 31, 2017: for the Placement Agent Warrants, stock price of $1.60 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.8%; risk free interest rate on U.S. treasury notes of 1.91%; warrant expiration of 2.29 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the years ended December 31, 2017 and 2016, the Company recorded a net change in fair value of warrant liability of $0 and $72,000, respectively, in the consolidated statements of operations related to the warrants from the October 2014 financing.

Series A Warrant Exercises - During the year ended December 31, 2016, the Company received net proceeds of $22,000 upon the exercise of 12,408 of the Series A Warrants by Dr.  Russell Kern, the Company's Executive Vice President and Chief Scientific Officer.

Placement Agent Warrants Price Adjustment – The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective on November 25, 2014.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Placement Agent Warrants were reset at $1.75 per share. In April 2016, 59,564 of the Placement Agent Warrants were exercised and 33,935 shares of the Company’s common stock was issued upon such warrant exercises. At December 31, 2017, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the consolidated statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance and each reporting date, using the Monte-Carlo simulation model. On September 15, 2016, the then remaining unexercised outstanding Series B Warrants for approximately 3.0 million shares expired. On March 15, 2017, the then remaining unexercised outstanding Series C Warrants for approximately 3.3 million shares expired.

The following assumptions were used as inputs to the model at December 31, 2017: for Series A Warrants and the Placement Agent Warrants, stock price of $1.60 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.8%; risk free interest rate on U.S. treasury notes of 2.0%; warrant expiration of 3.21 years; and a zero dividend rate;  simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

The fair value of the warrant liability at the issuance date exceeded the gross proceeds received for the Series I Preferred shares, Series A, Series B and Series C Warrants by $9,902,000. The Series A Warrants, Series B Warrants, Series C Warrants and Placement Agent Warrants had fair values of $5,627,000, $5,658,000, $4,927,000 and $535,000 at issuance, respectively. The classification and valuation of the warrants resulted in total warrant liabilities of $16,747,000 at issuance. During the year ended December 31, 2017 and 2016, the Company recorded a net change in fair value of warrant liability expense of $1.1 million, and income of $14.5 million, respectively, in the consolidated statement of operations related to the warrants from the March 2016 financing.

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

Series A and Placement Agent Warrants Price Adjustment – The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and (in certain events) upon the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of a note conversion and stock purchase agreement in December 2017 with Dr. Andrey Semechkin, the exercise price of the Series A Warrants and the Placement Agent Warrants were reset at $1.75 per share.

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

Share data related to warrant transactions for the years ended December 31, 2017 and 2016 were as follows:

	Common Stock				Common Stock				Common Stock				Price per Warrant
	March 2016 Financing				October 2014 Financing									Weighted
				Placement				Placement	Skin Care	Jan 2013	Mar 2013	Total		Average
	Series A	Series B	Series C	Agent	Series A	Series B	Series C	Agent	Marketing	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2015	—	—	—	—	12,408	—	—	62,047	1,334	33,750	16,667	126,206	$1.79-300.00	$15.82
2016
Issued	3,605,713	3,605,713	3,605,713	342,856								11,159,995	$1.75- 3.64	$2.42
Exercised		(569,285)	(285,714)		(12,408)			(59,564)				(926,971)	$1.75	$1.75
Forfeited/Cancelled		(3,036,428)							(1,334)			(3,037,762)	$1.75- 300.00	$1.86
Outstanding, December 31, 2016	3,605,713	—	3,319,999	342,856	-	—	—	2,483	-	33,750	16,667	7,321,468	$1.75-30.00	$2.40
2017
Issued
Exercised
Forfeited/Cancelled			(3,319,999)									(3,319,999)	$1.75	$1.75
Outstanding, December 31, 2017	3,605,713	—	—	342,856	—	—	—	2,483	—	33,750	16,667	4,001,469	$1.75-30.00	$2.94

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. The current lease for this facility expires in December 2021, with an option to terminate the lease on January 1, 2020 upon a six month advanced notice. The current base rent is approximately $10,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases an 8,280 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of December 31, 2017, the base rent was approximately $11,000 per month. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is being used to develop and manufacture the Company’s research products. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. On February 22, 2017, the Company extended the term of the lease for an additional three years. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of December 31, 2017, the base rent was approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

The Company incurred rent expense of $345,000 and $314,000 for the years ended December 31, 2017 and 2016, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017, are as follows (in thousands):

Amount
2018	$409
2019	416
2020	287
2021	267
2022	143
Thereafter	85
Total	$1,607

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

LSC incurred $0 and $4,000 as commission expenses during the years ended December 31, 2017 and 2016, respectively, under the terms of this arrangement and agreement.

Customer Concentration

During the year ended December 31, 2017 for the Biomedical market segment, one major customer accounted for approximately 35% of consolidated revenues. During the year ended December 31, 2016 for the Biomedical market segment, one major customer accounted for 30% of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reporting segment’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and two business units:

International Stem Cell Corporation, incorporated in Delaware, is a research and development company, for the Therapeutic Market, which advances clinical applications of hpSCs for the treatment of various diseases of the central nervous system, liver diseases and is currently conducting clinical trials in Australia for the use of hpSCs in the treatment of Parkinson’s disease through its wholly-owned subsidiary, Cyto Therapeutics;

Lifeline Skin Care, Inc. for the Cosmetic Market, which develops, manufactures and markets a category of cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;

Lifeline Cell Technology, LLC for the Biomedical Market, which develops, manufactures and commercializes primary human cell research products including over 190 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Years Ended
	December 31,
	2017	2016
Revenues:
Cosmetic market	$2,256	$2,849
Biomedical market	5,200	4,316
Total revenues	7,456	7,165
Expenses:
Therapeutic market	6,391	6,154
Cosmetic market	2,634	2,797
Biomedical market	3,373	3,065
Total operating expenses	12,398	12,016
Operating income (loss):
Therapeutic market	(6,391)	(6,154)
Cosmetic market	(378)	52
Biomedical market	1,827	1,251
Total loss from operations	$(4,942)	$(4,851)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	For the Years Ended
	December 31,
	2017	2016
North America	$6,347	$6,061
Asia	728	702
Europe	354	362
All other regions	27	40
Total	$7,456	$7,165

12. Subsequent Events

On March 6, 2018, to obtain funding for working capital purposes the Company issued an unsecured, non-convertible promissory note in the principal amount of up to $500,000 (the “Note”) to Dr. Andrey Semechkin. On March 6, 2018, Dr. Semechkin provided the Company with $350,000 in funds. Additional amounts, up to the $500,000 aggregate limit of the Note, shall be provided by Dr. Semechkin to the Company in increments based on the Company’s working capital needs. Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The outstanding principal amount under the Note accrues interest at a rate of four Percent (4%) per annum.  The Note is due and payable November 1, 2018, but may be pre-paid by the Company without penalty at any time.

In March 2018, the Company granted an aggregate of 1,009,500 options to purchase common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant. The options were granted to the Company’s employees and are subject to the standard three-year vesting schedule.