Form 10-Q
period 2018-03-31
International Stem Cell CORP
filed 2018-05-21
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

(760) 940-6383

(Registrant’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2018 the Registrant had 6,195,160 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Cash	$447	$304
Accounts receivable, net of allowance for doubtful accounts of $12	939	465
Inventory, net	1,385	1,307
Prepaid expenses and other current assets	639	779
Total current assets	3,410	2,855
Non-current inventory	719	692
Property and equipment, net	336	321
Intangible assets, net	2,928	2,922
Deposits and other assets	75	74
Total assets	$7,468	$6,864
Liabilities and Stockholders' Equity
Accounts payable	$1,612	$830
Accrued liabilities	858	607
Related party payable	351	—
Advances	250	250
Fair value of warrant liability	2,758	3,113
Total current liabilities	5,829	4,800
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $399 and $396 at March 31, 2018 and December 31, 2017, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 1,217 and 1,304 issued and outstanding, with liquidation preferences of $1,217 and $1,304 at March 31, 2018 and December 31, 2017, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preference of $4,310	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 6,195,160 and 6,057,132 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	106,990	106,585
Accumulated deficit	(105,362)	(104,532)
Total stockholders' equity	1,639	2,064
Total liabilities and stockholders' equity	$7,468	$6,864

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Product sales	$2,633	$2,005
Total revenues	2,633	2,005
Expenses
Cost of sales	825	553
Research and development	811	645
Selling and marketing	708	576
General and administrative	1,474	1,277
Total expenses	3,818	3,051
Loss from operations	(1,185)	(1,046)
Other income (expense)
Change in fair value of warrant liability	355	(2,032)
Interest expense	(2)	(6)
Miscellaneous income	2	—
Total other income (expense)	355	(2,038)
Loss before income taxes	(830)	(3,084)
Provision for income taxes	—	—
Net loss	$(830)	$(3,084)
Net loss applicable to common stockholders	$(830)	$(3,084)
Net loss per common share-basic and diluted	$(0.14)	$(0.78)
Weighted average shares-basic and diluted	6,136	3,952

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2017 and the Three Months Ended March 31, 2018

(in thousands)

(2018 Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	3,951	4	250	—	—	—	5,000	5
Issuance of common stock
for services	30	—
for cash	286	—
Conversion of preferred stock	215	—
Conversion of debt	1,575	2
Stock-based compensation
Net loss for the year ended December 31, 2017
Balance at December 31, 2017	6,057	$6	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	6	—
from exercise of options	82	—
Conversion of preferred stock	50	—
Stock-based compensation
Net loss for the period ended March 31, 2018
Balance at March 31, 2018	6,195	$6	250	$—	—	$—	5,000	$5

See accompanying notes to the unaudited condensed consolidated financial statements.

					Additional		Total
	Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	2	—	4	—	101,898	(98,463)	3,444
Issuance of common stock
for services					49		49
for cash					500		500
Conversion of preferred stock	(1)	—			—		—
Conversion of debt					2,754		2,756
Stock-based compensation					1,384		1,384
Net loss for the year ended December 31, 2017						(6,069)	(6,069)
Balance at December 31, 2017	1	$—	4	$—	$106,585	$(104,532)	$2,064
Issuance of common stock
for services					8		8
from exercise of options					90		90
Conversion of preferred stock	—	—			—		—
Stock-based compensation					307		307
Net loss for the period ended March 31, 2018						(830)	(830)
Balance at March 31, 2018	1	$—	4	$—	$106,990	$(105,362)	$1,639

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three
	Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(830)	$(3,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	82
Stock-based compensation expense	307	254
Common stock issued for services	8	24
Change in fair value of warrant liability	(355)	2,032
Allowance for inventory obsolescence	3	11
Interest expense on bridge loan from related party	1	—
Loss on disposal of property and equipment	1	—
Impairment of intangible assets	111	80
Changes in operating assets and liabilities
Increase in accounts receivable	(474)	(41)
Increase in inventory	(105)	(71)
Decrease (increase) in prepaid assets and other assets	137	(142)
Increase in deposits	(1)	—
Increase (decrease) in accounts payable	782	(116)
Increase in accrued liabilities	299	395
Increase in related party payable	—	5
Net cash used in operating activities	(48)	(571)
Cash flows from investing activities
Purchases of property and equipment	(57)	(8)
Payments for patent licenses and trademarks	(144)	(155)
Net cash used in investing activities	(201)	(163)
Cash flows from financing activities
Proceeds from a bridge loan from a related party	350	1,300
Proceeds from exercise of stock options	90	—
Payments on financed insurance premiums	(48)	—
Net cash provided by financing activities	392	1,300
Net increase in cash	143	566
Cash, beginning of period	304	110
Cash, end of period	$447	$676

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

Going Concern

The Company has sustained recurring losses and needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. The Company’s burn rate for the three months ended March 31, 2018 was approximately $16,000 per month, excluding capital expenditures and patent costs averaging $67,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow or raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations at least through one year after the issuance date of the Company’s condensed consolidated financial statements. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2017.

The unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any other interim period or an entire year.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) method for our LCT cell culture media and reagents, average cost and specific identification methods for our LSC products, and specific identification method for our LCT products.  Inventory balances are stated at the lower of cost or net realizable value. Lab supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the current period end is classified as non-current inventory on the balance sheet.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts totaling $12,000.

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $3,796,000 and $3,763,000 at March 31, 2018 and December 31, 2017, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended March 31, 2018 and 2017 was $27,000 and $33,000, respectively.    All amortization expense

related to intangible assets is included in general and administrative expense. Accumulated amortization as of March 31, 2018 and December 31, 2017 was $868,000 and $841,000, respectively.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $111,000 and $80,000 of impairment losses on its intangible assets during the three months ended March 31, 2018 and 2017, respectively, due to abandonment of efforts to pursue certain patents or patented technologies.

Revenue Recognition

Revenue is recognized pursuant to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014 - 09, Revenue from Contracts with Customers (Topic 606). Accordingly, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Under Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company's revenue disaggregated by segment, product and geography, based on management's assessment of available data:

Biomedical Market:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
cells	$243	$141	$384	18%	$281	$122	$403	29%
media	1,554	189	1,743	82%	810	195	1,005	71%
other	8	-	8	-%	-	-	-	-%
Total	$1,805	$330	$2,135	100.0%	$1,091	$317	$1,408	100.0%

*Outside the United States

Cosmetic Market:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
ecommerce	$334	67%	$332	56%
professional	164	33%	261	44%
international	-	-%	4	-%
Total	$498	100.0%	$597	100.0%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the cosmetics products and biomedical products business segments.  The cosmetic market segment markets and sells a line of luxury skincare products sold through three sales channels: ecommerce, professional, and international.  The ecommerce channel sells direct to customers through online orders, while the professional sales are to spas, salons and other skincare providers.  International sales are primarily through distributors. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, sold both within and outside the United States.

Contract terms for unit price, quantity, shipping and payment are governed by sales agreements, invoices or online order forms which the Company considers to be a customer's contract in all cases. The unit price is considered the observable stand-alone selling price for the arrangements. Any promotional or volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

Product sales generally consist of a single performance obligation that the Company satisfies at a point in time.  The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.

For Lifeline Skincare products ecommerce sales are primarily paid through credit card charges, while professional and international sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations. For cosmetic products, the Company honors a 30 days return policy, but historical returns have been minimal. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the three months ended March 31, 2018 as compared to the years ended December 31, 2017 and 2016. At March 31, 2018 and December 31, 2017, the estimated allowance for sales returns for LSC was $10,000.

All amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided. Costs related to such shipping and handling billing are classified as cost of sales.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. From time to time, the Company offers sales promotions on its skincare products such as discounts and free product offers. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur, and updated at the end of each reporting period as additional information becomes available.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2018, and December 31, 2017, accounts receivable totaled $939,000 and $465,000, respectively.  For the three months ended March 31, 2018, the Company did not incur material impairment losses with respect to its receivables.

Practical Expedients

The Company has elected the practical expedient not to determine whether contacts with customers contain significant financing components.  The Company pays commissions on certain sales for its biomedical and cosmetic market(s) once the customer payment has been received, which are accrued at the time of the sale.  The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.  In addition, the Company has elected to exclude sales taxes in consideration of the transaction price.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$2,758	$—	$—	$2,758

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$3,113	$—	$—	$3,113

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Beginning balance at December 31, 2016	$2,045
Adjustments to estimated fair value	1,068
Ending balance at December 31, 2017	$3,113
Adjustments to estimated fair value	(355)
Ending balance at March 31, 2018	$2,758

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, receivables, accounts payable, accrued liabilities and related party note payable as of March 31, 2018 and December 31, 2017 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2018, there were 0 non-vested shares of restricted stock, 1,054,230 vested and 2,040,596 non-vested stock options outstanding, and 3,951,052 warrants outstanding; and at March 31, 2017, there were 0 non-vested restricted stock, 422,676 vested and 1,534,246 non-vested stock options outstanding, and 4,001,469 warrants outstanding. These stock options and warrants were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the three months ended March 31, 2018 and 2017.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (" SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act ("U.S. Tax Cuts and Jobs Act of 2017"). This new law did not have a significant impact on the Company's consolidated financial statements for the three months ended March 31, 2018 and 2017, because the Company maintains a valuation allowance on the entirety of its deferred tax assets.  However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the Company's deferred tax assets.

In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)" ("ASU 2017-11"). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standard update.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize "right of use" assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2019. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014 - 09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard's core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company's contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of accumulated deficit as of January 1, 2018.

2. Inventory

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$630	$609
Work in process	537	472
Finished goods	1,170	1,154
Total	2,337	2,235
Less: allowance for inventory excess and obsolescence	(233)	(236)
Inventory, net	$2,104	$1,999

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Machinery and equipment	$1,511	$1,459
Computer equipment and software	430	429
Office equipment	214	214
Leasehold improvements	807	805
	2,962	2,907
Less: accumulated depreciation and amortization	(2,626)	(2,586)
Property and equipment, net	$336	$321

Depreciation expense for the three months ended March 31, 2018 and 2017 was $41,000 and $49,000, respectively.

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

As of March 31, 2018, the total amounts capitalized related to the acquired Astellas licenses were $747,000, and $3,049,000 related to the other patent acquisition costs and trademarks.

At March 31, 2018, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2018 (remaining nine months)	39
2019	78
2020	61
2021	61
2022	98
Thereafter	2,508
Total	$2,845

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2018, no revenues were realized from this agreement.

	March 31,	December 31,
	2018	2017
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of March 31, 2018, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of March 31, 2018 and December 31, 2017, there were 250,000 shares of the Series B Preferred issued and outstanding.

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

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of March 31, 2018 and December 31, 2017, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of March 31, 2018 and December 31, 2017, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

On December 7, 2017, the Company issued a total of 1,860,810 shares of Common Stock to Dr. Andrey Semechkin at a conversion price and a purchase price of $1.75 per share. The Common Stock was issued in return for the cancellation and surrender of the note issued to him by the Company on September 1, 2017 with a principal amount of $2,700,000 and all accrued and unpaid interest on the note of $56,000 and payment of an additional $500,000 by Dr. Semechkin to the Company. In accordance with the Series G Certificate of Designation, the issuance of Common Shares at this price triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock to $10.09 per share and 0.0991 shares, respectively.

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

Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC. (the “Placement Agent”) acted as the exclusive placement agent for the Offering pursuant to a placement agency engagement letter, dated as of March 9, 2016, by and between the Placement Agent and the Company (the “Engagement Letter”). Upon the closing of the Offering, pursuant to the Engagement Letter, the Placement Agent received a placement agent fee of $200,000 and a warrant to purchase approximately 343,000 shares of common stock (the “Placement Agent Warrant”, together with the Investor Warrants, the “Warrants”) as well as the reimbursement of fees and expenses up to $50,000. Similar to the Series A Warrant, the Placement Warrant has an initial exercise price of $3.64 per share, and is immediately exercisable and will terminate on five years after the date of issuance.

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the three months ended March 31, 2018, the investors converted 87.5 shares of the Series I Preferred Stock into 50,000 shares of the Company’s common stock. As of March 31, 2018 and December 31, 2017, there were 5,527 and 5,614 shares of Series I Preferred Stock outstanding, respectively.

See Note 9, Stock Options and Warrants, Warrants Issued in connection with the March 2016 Financing for detailed discussion of the anti-dilution provisions of the Series A Warrants and Placement Agent Warrants.

Reserved Shares

At March 31, 2018, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	3,094,826
Options available for future grant	470,257
Convertible preferred stock	6,342,076
Warrants	3,951,052
13,858,211

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, and Series I Preferred transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments.  For the three months ended March 31, 2018 and 2017, the Company recorded $40,000 and $38,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

Between January 12, 2017 and September 1, 2017, to obtain funding for working capital, the Company borrowed a total of $2,700,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, and issued an unsecured, non-convertible promissory note in the principal amount of $2,700,000 (the “2017 Note”) to Dr. Andrey Semechkin. The principal amount under the 2017 Note accrues interest at a rate of three and a half percent (3.50%) per annum was due and payable September 1, 2017.

On December 7, 2017, to obtain funding for working capital purposes and to satisfy the indebtedness incurred on September 1, 2017, the Company entered into a Note Conversion and Stock Purchase Agreement (the "Agreement") with Dr. Andrey Semechkin.  Pursuant to the Agreement, the Company agreed to issue Dr. Semechkin a total of 1,860,810 shares of Common Stock at a conversion price and a purchase price of $1.75 per share in return for cancellation and surrender of the note issued to him by the Company on September 1, 2017 with a principal amount of $2,700,000 and all accrued and unpaid interest on the note of $56,000 and payment of an additional $500,000 by Dr. Semechkin to the Company.

On March 6, 2018, to obtain funding for working capital purposes the Company issued an unsecured, non-convertible promissory note in the principal amount of up to $500,000 (the "Note") to Dr. Andrey Semechkin. On March 6, 2018, Dr. Semechkin provided the Company with $350,000 in funds. Additional amounts, up to the $500,000 aggregate limit of the Note, shall be provided by Dr. Semechkin to the Company in increments based on the Company's working capital needs. Dr. Semechkin is the Company's Co-Chairman and Chief Executive Officer. The outstanding principal amount under the Note accrues interest at a rate of four percent (4%) per annum.  The Note is due and payable November 1, 2018, but may be pre-paid by the Company without penalty at any time.  On April 30, 2018 the remaining principal amount of $150,000 was provided by Dr. Semechkin to the Company for working capital needs.  See Note 12 – Subsequent Events.

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

During the year ended December 31, 2017, the Company had a net decrease in deferred tax asset of $8,819,000.  This change is a result of current year activity as well as a change in the federal tax rates.  The change as a result of current year activity is an increase in deferred tax assets of $724,000. This increase was offset by a $9,543,000 decrease due to a remeasurement of the deferred tax asset based on new tax rates established through the Tax Cuts and Jobs Act passed December 22, 2017.  The remeasurement is a provisional estimate under Staff Accounting Bulletin (“SAB”) 118 that could be revised based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.  This new law did not have a significant impact on the Company's consolidated financial statements for the three months ended March 31, 2018 and 2017, because the Company maintains a valuation allowance on the entirety of its deferred tax assets.  However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the Company's deferred tax assets.

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

Total stock-based compensation expense for the three months ended March 31, 2018 and 2017 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Cost of sales	$6	$6
Research and development	124	114
Selling and marketing	7	8
General and administrative	170	126
	$307	$254

Unrecognized compensation expense related to stock options as of March 31, 2018 was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.68%	2.01%
Expected stock price volatility	95.61%	96.72%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.76 years	5.77 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2016	1,460,076	$13.21
Granted	1,145,568	$1.14
Exercised	—	$—
Canceled or expired	(360,295)	$5.80
Outstanding at December 31, 2017	2,245,349	$8.25
Granted	1,030,108	$1.51
Exercised	(82,501)	$1.09
Canceled or expired	(148,860)	$1.55
Outstanding at March 31, 2018	3,044,096	$6.49	8.79 years	$268,188
Vested and expected to vest at March 31, 2018	2,785,679	$6.92	8.73 years	$251,207
Exercisable at March 31, 2018	1,003,500	$15.85	7.88 years	$64,994

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding at December 31, 2016	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2017	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at March 31, 2018	50,730	$92.31	1.61 years	$—

In the three months ended March 31, 2018, two of the Company’s executives exercised 82,501 options at a weighted average exercise price of $1.09 for a total exercise price of $90,171.  On the date of exercise the intrinsic value of the options was $34,406, or $0.42 per share.

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2016	—	$—
Granted	30,643	$1.60
Vested	(30,643)	$1.60
Forfeited	—	$—
Unvested at December 31, 2017	—	$—
Granted	5,527	$1.47
Vested	(5,527)	$1.47
Forfeited	—	$—
Unvested at March 31, 2018	—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the three months ended March 31, 2018 and 2017, was approximately $8,000 and $24,000, respectively. The Company recognized approximately $8,000 and $24,000 of stock-based compensation expense related to the restricted stock awards for the three months ended March 31, 2018 and 2017, respectively.   As of March 31, 2018, there was no unrecognized compensation costs related to unvested awards.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at December 31, 2017, March 31, 2018 and 2017 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at March 31, 2018: for the Placement Agent Warrants, stock price of $1.47 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 78.4%; risk free interest rate on U.S. treasury notes of 2.09%; warrant expiration of 2.04 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three months ended March 31, 2018 and 2017, the Company recorded no material expense or income related to the change in the fair value of warrant liability in the condensed consolidated statements of operations related to the warrants from the October 2014 financing.

Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Placement Agent Warrants were reset at $1.75 per share.  In April 2016, 59,564 of the Placement Agent Warrants were exercised and 33,935 shares of the Company’s common stock were issued upon such warrant exercises. At March 31, 2018, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance, at December 31, 2017, March 31, 2017 and 2018 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at March 31, 2018 for Series A Warrants and the Placement Agent Warrants, stock price of $1.47 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 78.4%; risk free interest rate on U.S. treasury notes of 2.27%; warrant expiration of 2.96 years; and a zero dividend rate, simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three months ended March 31, 2018 and 2017, the Company recorded a net change in fair value of warrant liability income of $355,000 and warrant liability loss of $2.0 million in the condensed consolidated statements of operations related to the warrants from the March 2016 financing.

On December 8, 2016, the Company received net proceeds of approximately $500,000 upon the exercise of a total of 285,714 of the Series C Warrants by Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer. On March 15, 2017, the remaining unexercised outstanding Series C Warrants for approximately 3.3 million shares expired.

Series A, and Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and (in certain events) upon the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms a note conversion and stock purchase agreement in December 2017 with Dr. Andrey Semechkin, the exercise price of the Series A Warrants and the Placement Agent Warrants were reset at $1.75 per share.

Warrants Issued with Common Stock

2013 Securities Purchase Agreements for Common Stock

In conjunction with the Company’s sale of 67,500 shares of common stock on January 22, 2013, the Company issued warrants convertible into 33,750 shares of common stock at an exercise price of $30.00 per share. The warrants have a five-year term. These warrants are held by Dr. Andrey Semechkin and Dr. Simon Craw, the Company’s Co-Chairman and Chief Executive Officer and the Company’s former Executive Vice President Business Development, respectively.   These warrants expired unexercised in January 2018.

On March 12, 2013 the Company issued warrants convertible into 16,667 shares of common stock in conjunction with the sale of 33,334 shares of common stock. These warrants have a five-year term and an exercise price of $30.00 per share. Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer is the holder of 1,667 of these warrants. These warrants expired unexercised in March 2018.

Share data related to warrant transactions through March 31, 2018 were as follows:

	Common Stock			Common Stock	Common Stock			Price per Warrant
	March 2016 Financing			October 2014 Financing					Weighted
			Placement	Placement	Jan 2013	Mar 2013	Total		Average
	Series A	Series C	Agent	Agent	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2016	3,605,713	3,319,999	342,856	2,483	33,750	16,667	7,321,468	$1.75-30.00	$2.40
Forfeited/Cancelled		(3,319,999)					(3,319,999)	$1.75	$1.75
Outstanding, December 31, 2017	3,605,713	—	342,856	2,483	33,750	16,667	4,001,469	$1.75-30.00	$2.94
Forfeited/Cancelled					(33,750)	(16,667)	(50,417)	$30.00	$30.00
Outstanding, March 31, 2018	3,605,713	—	342,856	2,483	-	-	3,951,052	$1.75	$1.75

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

The Company leases a 8,280 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of March 31, 2018, the base rent was approximately $11,000 per month. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is being used to develop and manufacture the Company’s research products. The manufacturing laboratory space has clean rooms and is fitted with necessary water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. On February 22, 2017, the Company extended the term of the lease for an additional three years. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of March 31, 2018, the base rent is approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

On February 10, 2018 the Company entered into a temporary lease for an additional storage and assembly facility that is directly adjacent to the main manufacturing facility in Frederick, Maryland. The initial term of this lease is three (3) months with base rent of approximately $4,200 per month, which is to be 100% abated until May 4, 2018 or until Company signs a permanent lease for this facility.

The Company incurred rent expense of $87,000 and, $85,000 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2018, are as follows (in thousands):

Amount
2018 (remaining nine months)	347
2019	416
2020	287
2021	267
2022	143
Thereafter	85
Total	$1,545

Customer Concentration

During the three months ended March 31, 2018 and 2017, for the Biomedical market segment, one customer accounted for 37% and 35% of consolidated revenues, respectively, and another customer during the three months ended March 31, 2018 accounted for 11% of revenues.   No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three months ended March 31, 2018 and 2017, no single vendor accounted for more than 10% of consolidated purchases.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Revenues:
Cosmetic market	$498	$597
Biomedical market	2,135	1,408
Total revenues	2,633	2,005
Operating expenses:
Therapeutic market	1,816	1,618
Cosmetic market	704	522
Biomedical market	1,298	911
Total operating expenses	3,818	3,051
Operating income (loss):
Therapeutic market	(1,816)	(1,618)
Cosmetic market	(206)	75
Biomedical market	837	497
Total operating loss	$(1,185)	$(1,046)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Melbourne, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
North America	$2,303	$1,665
Asia	238	233
Europe	86	98
All other regions	6	9
Total	$2,633	$2,005

12. Subsequent Events

On March 6, 2018, to obtain funding for working capital purposes the Company issued an unsecured, non-convertible promissory note in the principal amount of up to $500,000 (the "Note") to Dr. Andrey Semechkin. On March 6, 2018, Dr. Semechkin provided the Company with $350,000 in funds. Additional amounts, up to the $500,000 aggregate limit of the Note, shall be provided by Dr. Semechkin to the Company in increments based on the Company's working capital needs. Dr. Semechkin is the Company's Co-Chairman and Chief Executive Officer. The outstanding principal amount under the Note accrues interest at a rate of four Percent (4%) per annum.  The Note is due and payable November 1, 2018, but may be pre-paid by the Company without penalty at any time.  On April 30, 2018 the remaining principal amount of $150,000 was provided by Dr. Semechkin to the Company for working capital needs.

On May 14, 2018, in order to obtain additional working capital, the Company and Dr. Andrey Semechkin executed an amendment to the March 6, 2018 Note, increasing the principal amount by $300,000. The additional funds shall be provided by Dr. Semechkin to the Company in increments based on the Company’s working capital needs. The remaining terms of the Note remain unchanged.

On May 1, 2018 the Company extended its February 10, 2018 temporary lease for the storage and assembly facility in Frederick, Maryland until June 1, 2018. The base shall be $4,200 per month, however the monthly rent shall be 100% abated until June 1, 2018 or until the Company enters into a permanent lease agreement for this facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2017. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward looking statements are discussed in Item 1A of Part II of this report.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We have generated product revenues from our two commercial businesses of $2.6 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments. With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) traumatic brain injury (“TBI”); and 3) metabolic/liver diseases. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and TBI, and stroke, and liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases.

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

Results of Operations

Revenues

Revenue for the three months ended March 31, 2018, totaled $2.63 million, compared to $2.01 million for the three months ended March 31, 2017. LCT contributed $2.14 million or 81% of total revenue for the three months ended March 31, 2018, compared to $1.40 million or 70% for the three months ended March 31, 2017. The increase of $728,000 or 52% in LCT’s revenue for 2018 was driven primarily by an increase in sales of media for the period. LSC’s revenue of $498,000 for the three months ended March 31, 2018 accounted for 19% of total revenue, compared to $597,000 or 30% of total revenue for the three months ended March 31, 2017. The decrease of $99,000 or 17% in LSC’s revenue consists primarily of a decrease of $75,000 in professional sales and a decrease of $17,000 in e-commerce and international sales.

Cost of sales

Cost of sales for the three months ended March 31, 2018 was $825,000 or 31% of revenue, compared to $553,000 or 28% of revenue for the three months ended March 31, 2017. LCT’s cost of sales as a percentage of LCT’s revenue increased approximately 2 percentage points and LSC’s cost of sales as a percentage of LSC’s revenue increased approximately 3 percentage points. LCT’s cost of sales for the three months ended March 31, 2018 was $729,000 or 34% of LCT’s revenue, compared to $455,000 or 32% of LCT’s revenue for the three months ended March 31, 2017. The increase in cost of sales percentage for LCT is primarily due to change in product sales mix for the three months ended March 31, 2018, compared to the corresponding period in 2017. LSC’s cost of sales was $96,000 or 19% of LSC’s revenue for the three months ended March 31, 2018, compared to $98,000 or 16% of LSC’s revenue for the three months ended March 31, 2017. The decrease in cost of sales for LSC is a direct result of the decrease in sales.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $811,000 for the three months ended March 31, 2018, compared to $645,000 for the same period in 2017. The increase of $166,000 in R&D expenditures is the result of increased clinical trial costs of $137,000, increased consulting costs of $88,000, partially offset by decrease in payroll costs of $36,000 and material costs of $21,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (PD), traumatic brain injury (TBI) and liver failure. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended March 31, 2018 were $708,000, compared to $576,000 in the three months ended March 31, 2017. The increase of $132,000 or 23% is primarily due to increased payroll costs of $92,000 and increased marketing materials, samples and printing costs of $39,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $1.47 million compared to $1.28 million for the same period in 2017. The increase of $197,000 or 15% is primarily due to increased audit and accounting expenses of $149,000, consulting costs of $31,000, stock based compensation expenses of $44,000, and patent impairment costs of $31,000, partially offset by decreased employee related costs of $27,000, decreased costs of common stock for services of $16,000, and decreased costs for taxes of $12,000.

Other Income/Expense

Other income was $355,000 for the three months ended March 31, 2018, compared to other expense of $2.04 million for the three months ended March 31, 2017. The increase of $2.39 million in other income is mainly due to a change in fair value of warrant liability.

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

Liquidity and Capital Resources

As of March 31, 2018, our cash balance totaled $447,000, compared to $304,000 as of December 31, 2017. At March 31, 2018, we had a working capital deficit of $2.42 million, compared to a $1.95 million deficit as of December 31, 2017. The $474,000 increase in working capital deficit is primarily due to $355,000 net decrease in the fair value of the warrant liability, $474,000 increase in accounts receivable, $78,000 increase in inventory, partially offset by $143,000 increase in cash, $782,000 increase in accounts payable, $251,000 increase in accrued expenses.

Operating Cash Flows

Net cash used in operating activities was $48,000 for the three months ended March 31, 2018, compared to $571,000 for the corresponding period in 2017. The primary factor contributing to the changes in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $688,000, increase in accounts receivable of $474,000, increase in inventory of $105,000, decrease in prepaid and other assets of $140,000, increase in accounts payable of $782,000, and increase in accrued liabilities of $299,000 in the three months ended March 31, 2018, compared to $601,000 of net loss after non-cash adjustments, increase in accounts receivable of $41,000, increase in inventory of $71,000, increase in prepaid and other assets of $142,000, and increase in accounts payable and accrued liabilities of $279,000 for the same period in 2017.

Investing Cash Flows

Net cash used in investing activities was $201,000 for the three months ended March 31, 2018, compared to $163,000 in the same period in 2017. The increase was primarily the result of higher payments for capital expenditure of $49,000 partially offset by lower payments for patent licenses and trademarks of $11,000.

Financing Cash Flows

Net cash provided by financing activities was $392,000 for the three months ended March 31, 2018, compared to $1.30 million in the same period in 2017. During the three months ended March 31, 2018, $350,000 million was received from a bridge loan from a related party having a maturity date of November 1, 2018 and $90,000 from option exercises. These inflows were partially offset by payments made on financed insurance premiums of $48,000.  During the three months ended March 31, 2017, $1.3 million was received from a bridge loan from a related party having a maturity date of September 1, 2017.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the three months ended March 31, 2018, our average burn rate was approximately $16,000 per month, excluding capital expenditures and patent costs averaging $67,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at March 31, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to our accounting for and disclosure of equity transactions, and related to the implementation controls and process level controls required to be established to identify, track and monitor revenue transactions in compliance with Accounting Standards Update ("ASU") No. 2014 - 09, Revenue from Contracts with Customers (Topic 606).

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended March 31, 2018 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have provided updated risk factors below. We do not believe that the updated risk factors materially change the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our common stock could decline.

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

Since January 1, 2016, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the three months ended March 31, 2018, was approximately $16,000 per month excluding capital expenditures and patent costs averaging $67,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

During the three months ended March 31, 2018 and 2017, we derived approximately 37% and 35% of our revenues from one customer, respectively, and approximately 11% from another customer during the three months ended March 31, 2018.

During the three months ended March 31, 2018 and 2017, one customer accounted for 37% and 35% of our consolidated revenues, and another customer accounted for 11% during the three months ended March 31, 2018. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of March 31, 2018, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 82% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of March 31, 2018. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our five directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G and Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $10.09 per share as of March 31, 2018). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for twelve months from the date of issuance. As of March 31, 2018, we had 5,527 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At March 31, 2018, there were 3,951,052 warrants outstanding and 1,054,230 vested and 2,040,596 non-vested stock options outstanding. We may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, we issued a total of 50,000 shares of common stock to holders of Series I-1 Convertible Preferred Stock upon conversion of a portion of their shares of Series I-1 Convertible Preferred Stock.   These shares of common stock were issued in reliance on the exemption from registration in Section 3(a)(9) of the Securities Act of 1933.

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

4.9	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
10.1	Form of Note issued on March 6, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 8, 2018).
10.2	Form of Note issued on May 14, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 16, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*

Exhibit	Description
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 21, 2018
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)