Form 10-Q
period 2018-09-30
International Stem Cell CORP
filed 2018-11-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

(760) 940-6383

(Registrant’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018 the Registrant had 6,771,425 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Cash	$1,161	$304
Accounts receivable, net of allowance for doubtful accounts of $12	1,545	465
Inventory, net	1,474	1,307
Prepaid expenses and other current assets	512	779
Total current assets	4,692	2,855
Non-current inventory	774	692
Property and equipment, net	347	321
Intangible assets, net	2,848	2,922
Deposits and other assets	64	74
Total assets	$8,725	$6,864
Liabilities and Stockholders' Equity
Accounts payable	$799	$830
Accrued liabilities	844	607
Related party payable	2,025	—
Advances	250	250
Fair value of warrant liability	2,021	3,113
Total current liabilities	5,939	4,800
Commitments and contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $405 and $396 at September 30, 2018 and December 31, 2017, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 1,094 and 1,304 issued and outstanding, with liquidation preferences of $1,094 and $1,304 at September 30, 2018 and December 31, 2017, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preference of $4,310	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 6,599,739 and 6,057,132 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	108,409	106,585
Accumulated deficit	(105,635)	(104,532)
Total stockholders' equity	2,786	2,064
Total liabilities and stockholders' equity	$8,725	$6,864

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Product sales	$3,195	$1,847	$8,866	$5,614
Total revenues	3,195	1,847	8,866	5,614
Expenses
Cost of sales	1,315	474	3,235	1,498
Research and development	616	670	1,879	2,054
Selling and marketing	608	657	1,940	1,790
General and administrative	1,319	1,016	4,026	3,290
Total expenses	3,858	2,817	11,080	8,632
Loss from operations	(663)	(970)	(2,214)	(3,018)
Other income (expense)
Change in fair value of warrant liability	758	(1,174)	1,092	(1,622)
Interest expense	(17)	(20)	(26)	(40)
Miscellaneous income	43	—	45	—
Total other income (expense)	784	(1,194)	1,111	(1,662)
Income (loss) before income taxes	121	(2,164)	(1,103)	(4,680)
Provision for income taxes	—	—	—	—
Net income (loss)	$121	$(2,164)	$(1,103)	$(4,680)
Net income (loss) applicable to common stockholders	$121	$(2,164)	$(1,103)	$(4,680)
Net income (loss) per common share-basic	$0.02	$(0.54)	$(0.18)	$(1.17)
Net income (loss) per common share-diluted	$0.02	$(0.54)	$(0.18)	$(1.17)
Weighted average shares-basic	6,337	4,020	6,233	3,989
Weighted average shares-diluted	6,404	4,020	6,233	3,989

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2017 and the Nine Months Ended September 30, 2018

(in thousands)

(2018 Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	3,951	4	250	—	—	—	5,000	5
Issuance of common stock
for services	30	—
for cash	286	—
Conversion of preferred stock	215	—
Conversion of debt	1,575	2
Stock-based compensation
Net loss for the year ended December 31, 2017
Balance at December 31, 2017	6,057	$6	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	10	—
for cash	286	1
from exercise of options	127	—
Conversion of preferred stock	120	—
Stock-based compensation
Net loss for the period ended September 30, 2018
Balance at September 30, 2018	6,600	$7	250	$—	—	$—	5,000	$5

See accompanying notes to the unaudited condensed consolidated financial statements.

					Additional		Total
	Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	2	—	4	—	101,898	(98,463)	3,444
Issuance of common stock
for services					49		49
for cash					500		500
Conversion of preferred stock	(1)	—			—		—
Conversion of debt					2,754		2,756
Stock-based compensation					1,384		1,384
Net loss for the year ended December 31, 2017						(6,069)	(6,069)
Balance at December 31, 2017	1	$—	4	$—	$106,585	$(104,532)	$2,064
Issuance of common stock
for services					15		15
for cash					499		500
from exercise of options					145		145
Conversion of preferred stock	—	—			—		—
Stock-based compensation					1,165		1,165
Net loss for the period ended September 30, 2018						(1,103)	(1,103)
Balance at September 30, 2018	1	$—	4	$—	$108,409	$(105,635)	$2,786

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine
	Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,103)	$(4,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	248
Stock-based compensation expense	1,165	1,010
Common stock issued for services	15	40
Change in fair value of warrant liability	(1,092)	1,622
Gain on settlement of trade payables	(32)	—
Allowance for inventory obsolescence	62	36
Interest expense on bridge loan from related party	25	—
Loss on disposal of property and equipment	1	—
Impairment of intangible assets	361	238
Changes in operating assets and liabilities
Increase in accounts receivable	(1,080)	(110)
Increase in inventory	(311)	(84)
Decrease (increase) in prepaid assets and other assets	267	(169)
Decrease (increase) in deposits	10	(16)
Increase in accounts payable	249	7
Increase in accrued liabilities	132	159
Increase in related party payable	—	50
Net cash used in operating activities	(1,116)	(1,649)
Cash flows from investing activities
Purchases of property and equipment	(157)	(89)
Payments for patent licenses and trademarks	(372)	(562)
Net cash used in investing activities	(529)	(651)
Cash flows from financing activities
Proceeds from a bridge loan from a related party	2,000	2,700
Proceeds from sale of common stock	500	—
Proceeds from exercise of stock options	145	—
Payments on financed insurance premiums	(143)	—
Net cash provided by financing activities	2,502	2,700
Net increase in cash	857	400
Cash, beginning of period	304	110
Cash, end of period	$1,161	$510

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

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets cosmetic products, utilizing an extract derived from the Company’s human parthenogenetic stem cells and the Company’s proprietary targeted molecule technology.

Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics’) was registered in the state of Victoria, Australia, on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which is conducting clinical trial in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

Going Concern

The Company has sustained recurring losses and needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. The Company’s burn rate for the nine months ended September 30, 2018 was approximately $124,000 per month, excluding capital expenditures and patent costs averaging $59,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow or raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations at least through one year after the issuance date of the Company’s condensed consolidated financial statements. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts totaling $12,000.

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $3,774,000 and $3,763,000 at September 30, 2018 and December 31, 2017, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended September 30, 2018 and 2017 was $30,000 and $35,000, respectively.  Amortization expense for the nine months ended September 30, 2018 and 2017 was $85,000 and $102,000, respectively.  All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of September 30, 2018 and December 31, 2017 was $926,000 and $841,000, respectively.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $157,000 and $158,000 of impairment losses on its intangible assets during the three months ended September 30, 2018 and 2017, respectively.  The Company recognized $361,000 and $238,000 of impairment losses on its intangible assets during the nine months ended September 30, 2018 and 2017, respectively, due to abandonment of efforts to pursue certain patents or patented technologies.

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

The following table presents the Company's revenue disaggregated by segment, product and geography, based on management's assessment of available data:

Biomedical Market:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
cells	$326	$84	$410	15%	$341	$136	$477	36%
media	2,337	83	2,420	85%	778	77	855	64%
other	5	-	5	-%	-	-	-	-%
Total	$2,668	$167	$2,835	100.0%	$1,119	$213	$1,332	100.0%

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
cells	$873	$288	$1,161	15%	$864	$395	$1,259	31%
media	6,055	387	6,442	85%	2,403	383	2,786	69%
other	18	-	18	-%	-	-	-	-%
Total	$6,946	$675	$7,621	100.0%	$3,267	$778	$4,045	100.0%

*Outside the United States

Cosmetic Market:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
ecommerce	$200	56%	$290	56%
professional	160	44%	225	44%
international	-	-%	-	-%
Total	$360	100.0%	$515	100.0%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
ecommerce	$771	62%	$875	56%
professional	474	38%	689	44%
international	-	-%	5	-%
Total	$1,245	100.0%	$1,569	100.0%

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

For Lifeline Skincare products ecommerce sales are primarily paid through credit card charges, while professional and international sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations. For cosmetic products, the Company honors a 30 days return policy, but historical returns have been minimal. The Company has estimated the historical rate of returns for the 30-day product return guarantee, which has remained consistent for the three and nine months ended September 30, 2018 as compared to the years ended December 31, 2017 and 2016. At September 30, 2018 and December 31, 2017, the estimated allowance for sales returns for LSC was $10,000.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2018 and December 31, 2017, accounts receivable, net, totaled $1,545,000 and $465,000, respectively.  For the three and nine months ended September 30, 2018, the Company did not incur material impairment losses with respect to its receivables.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$2,021	$—	$—	$2,021

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

Warrants to purchase
common stock
Beginning balance at December 31, 2016	$2,045
Adjustments to estimated fair value	1,068
Ending balance at December 31, 2017	$3,113
Adjustments to estimated fair value	(1,092)
Ending balance at September 30, 2018	$2,021

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, receivables, accounts payable, accrued liabilities and related party note payable as of September 30, 2018 and December 31, 2017 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At September 30, 2018, there were 1,570,227 vested and 2,922,462 non-vested stock options outstanding, and 3,951,052 warrants outstanding; and at September 30, 2017, there were  828,773 vested and 1,508,166 non-vested stock options outstanding, and 4,001,469 warrants outstanding.  Stock options exercisable into approximately 249,783 common shares were considered dilutive for the three months ended September 30, 2018 and included in the diluted loss per share, but anti-dilutive for the nine months ended September 30, 2018 and excluded from the diluted loss per share. For the three and nine months ended September 30, 2017 stock options and warrants were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net income or loss from operations for the three and nine months ended September 30, 2018 and 2017.

Registration Payment Arrangements

In accordance with applicable authoritative guidance, the Company is required to separately recognize and measure registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement. Such payments include penalties for failure to effect a registration of securities.

Recent Accounting Pronouncements

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (" SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act ("U.S. Tax Cuts and Jobs Act of 2017"). This new law did not have a significant impact on the Company's consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, because the Company maintains a valuation allowance on the entirety of its deferred tax assets.  However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the Company's deferred tax assets.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize "right of use" assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2019. The Company is performing a full evaluation during the fourth quarter of 2018 to enable efficient and effective implementation of this standard.

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

2. Inventory

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$698	$609
Work in process	572	472
Finished goods	1,276	1,154
Total	2,546	2,235
Less: allowance for inventory excess and obsolescence	(298)	(236)
Inventory, net	$2,248	$1,999

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Machinery and equipment	$1,610	$1,459
Computer equipment and software	431	429
Office equipment	215	214
Leasehold improvements	807	805
	3,063	2,907
Less: accumulated depreciation and amortization	(2,716)	(2,586)
Property and equipment, net	$347	$321

Depreciation expense for the three and nine months ended September 30, 2018 was $45,000 and $130,000, respectively, and during the same periods in the prior year depreciation expense was $48,000 and $146,000, respectively.

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

As of September 30, 2018, the total amounts capitalized related to the acquired Astellas licenses were $747,000, and $3,027,000 related to the other patent acquisition costs and trademarks.

At September 30, 2018, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2018 (remaining three months)	$32
2019	94
2020	77
2021	77
2022	98
Thereafter	2,384
Total	$2,762

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2018, no revenues were realized from this agreement.

	September 30,	December 31,
	2018	2017
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of September 30, 2018, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Capital Transactions

September 2018 Private Placement

On September 21, 2018, to obtain funding for working capital, the Company entered into a private placement transaction with an accredited investor for the sale of a total of 285,714 shares of the Company’s common stock for an aggregate purchase price of $500,000 at $1.75 per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of September 30, 2018 and December 31, 2017, there were 250,000 shares of the Series B Preferred issued and outstanding.

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

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of September 30, 2018 and December 31, 2017, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of September 30, 2018 and December 31, 2017, there were 5,000,000 shares of the Series G Preferred issued and outstanding.

In September 2018, the Company sold $500,000 of common stock at $1.75 per share triggering an adjustment to the conversion price and conversion ratio of the Series G Preferred Stock to $9.98 per share and 0.10 shares, respectively.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the nine months ended September 30, 2018, the investors converted 210 shares of the Series I Preferred Stock into 120,000 shares of the Company’s common stock. There were no conversions of Series I Preferred Stock in the third quarter of 2018.  As of September 30, 2018 and December 31, 2017, there were 5,404 and 5,614 shares of Series I Preferred Stock outstanding, respectively.

See Note 9, Stock Options and Warrants, Warrants Issued in connection with the March 2016 Financing for detailed discussion of the anti-dilution provisions of the Series A Warrants and Placement Agent Warrants.

Reserved Shares

At September 30, 2018, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,492,689
Commitment to issue shares to trade creditor	160,192
Options available for future grant	4,952,088
Convertible preferred stock	6,277,626
Warrants	3,951,052
19,833,647

At the 2018 Annual Meeting, stockholders approved an amendment to the Company’s 2010 Equity Participation Plan increasing the share reserve from 3,700,000 shares to 9,700,000 shares and corresponding changes to certain limitations set forth in the Plan (including the annual limit on awards to any employee). See Note 9, Stock Options and Warrants, for detailed discussion.

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, and Series I Preferred transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loan.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017, the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments.  For the three months ended September 30, 2018 and 2017, the Company recorded $40,000 and $39,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.  For the nine months ended September 30, 2018 and 2017, the Company recorded $120,000 and $116,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

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

Between March 6, 2018 and August 8, 2018, to obtain funding for working capital purposes the Company borrowed a total of $2,000,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer, and Co-Chairman of the Board of Directors and issued an unsecured, non-convertible promissory note in the principal amount of $2,000,000 (the “Note”) to Dr. Andrey Semechkin (the “Noteholder”).   The outstanding principal amount under the Note accrues interest at a rate of four percent (4%) per annum.  The Note is due and payable November 1, 2018, but may be pre-paid by the Company without penalty at any time. See Note 12 – Subsequent Events.

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

During the year ended December 31, 2017, the Company had a net decrease in deferred tax asset of $8,819,000.  This change is a result of current year activity as well as a change in the federal tax rates.  The change as a result of current year activity is an increase in deferred tax assets of $724,000. This increase was offset by a $9,543,000 decrease due to a remeasurement of the deferred tax asset based on new tax rates established through the Tax Cuts and Jobs Act passed December 22, 2017.  The remeasurement is a provisional estimate under Staff Accounting Bulletin (“SAB”) 118 that could be revised based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.  This new law did not have a significant impact on the Company's consolidated financial statements for the three and nine months ended September 30, 2018, because the Company maintains a valuation allowance on the entirety of its deferred tax assets.  However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the Company's deferred tax assets.

Given the significant impact of the Tax Cuts and Jobs Act, the SEC staff issued SAB 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act.  Specifically, SAB 118 allows companies to record a provisional estimate of the impact of the Tax Act during a one year “measurement period”.  The Company has recognized the tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31,

2017.  The ultimate impact may differ from these amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued.

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

Total stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Cost of sales	$22	$6	$37	$17
Research and development	176	168	451	476
Selling and marketing	20	13	36	34
General and administrative	283	190	641	483
	$501	$377	$1,165	$1,010

Unrecognized compensation expense related to stock options as of September 30, 2018 was $3.3 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.74%	1.87%	2.72%	1.93%
Expected stock price volatility	90.00%	96.75%	92.68%	96.60%
Expected dividend payout	0%	0%	0%	0%
Expected option life based on management's estimate	5.70 years	5.69 years	5.70 years	5.72 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average
	Under	Average Exercise	Remaining	Aggregate
	2006 Plan and	Price Per	Contractual	Intrinsic
	2010 Plan	Share	Term	Value
Outstanding at December 31, 2016	1,460,076	$13.21
Granted	1,145,568	$1.14
Exercised	—	$—
Canceled or expired	(360,295)	$5.80
Outstanding at December 31, 2017	2,245,349	$8.25
Granted	2,568,842	$1.56
Exercised	(127,038)	$1.13
Canceled or expired	(245,194)	$5.13
Outstanding at September 30, 2018	4,441,959	$4.75	8.85 years	$272,530
Vested and expected to vest at September 30, 2018	4,065,655	$5.04	8.79 years	$262,084
Exercisable at September 30, 2018	1,519,497	$10.55	8.00 years	$131,635

Weighted
	Number of	Weighted	Average
	Options Issued	Average Exercise	Remaining	Aggregate
	Outside	Price Per	Contractual	Intrinsic
	the Plan	Share	Term	Value
Outstanding at December 31, 2016	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2017	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at September 30, 2018	50,730	$92.31	1.11 years	$—

In the three months ended September 30, 2018, one optionee exercised 18,137 options at a weighted average exercise price of $1.10 for a total exercise price of $19,876.  On the date of exercise the intrinsic value of the options was $8,781, or $0.48 per share.

In the nine months ended September 30, 2018, four optionees exercised 127,038 options at a weighted average exercise price of $1.13 for a total exercise price of $144,156.  On the date of exercise the intrinsic value of the options was $53,138, or $0.42 per share.

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

The following table summarizes the changes in restricted stock award activity and the related weighted average exercise prices for the Company’s awards issued:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2016	—	$—
Granted	30,643	$1.60
Vested	(30,643)	$1.60
Forfeited	—	$—
Unvested at December 31, 2017	—	$—
Granted	9,855	$1.55
Vested	(9,855)	$1.55
Forfeited	—	$—
Unvested at September 30, 2018	—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the nine months ended September 30, 2018 and 2017, was approximately $15,000 and $40,000, respectively. The Company recognized approximately $0 and $8,000 of stock-based compensation expense related to the restricted stock awards for the three months ended September 30, 2018 and 2017, respectively.   Additionally, during the nine months ended September 30, 2018 and 2017, the Company recognized approximately $15,000 and $40,000 of stock-based compensation expense related to the restricted stock awards, respectively. As of September 30, 2018, there was no unrecognized compensation costs related to unvested awards.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Unexercised portions of the Series A, Series B, and Series C Warrants have expired unexercised as of September 30, 2018.  Valuation of the Warrants was estimated at December 31, 2017, September 30, 2018 and 2017 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at September 30, 2018: for the Placement Agent Warrants, stock price of $1.51 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 88.5%; risk free interest rate on U.S. treasury notes of 2.70%; warrant expiration of 1.54 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three and nine months ended September 30, 2018, the Company recorded no material expense or income related to the change in the fair value of warrant liability in the condensed consolidated statements of operations related to the warrants from the October 2014 financing.  During the same periods in the prior year, the Company recorded change in warrant liability income of $1,000.

Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Placement Agent Warrants were reset at $1.75 per share.   At September 30, 2018, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Unexercised portions of the Series B and Series C Warrants have expired unexercised as of September 30, 2018. Valuation of the Warrants was estimated at issuance, at December 31, 2017, September 30, 2017 and 2018 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at September 30, 2018 for Series A Warrants and the Placement Agent Warrants, stock price of $1.51 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 88.5%; risk free interest rate on U.S. treasury notes of 2.84%; warrant expiration of 2.46 years; and a zero dividend rate, simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three months ended September 30, 2018 and 2017, the Company recorded a net change in fair value of warrant liability income of $758,000 and warrant liability loss of $1.2 million, respectively, in the condensed consolidated statements of operations related to the warrants from the March 2016 financing.

During the nine months ended September 30, 2018 and 2017, the Company recorded a net change in fair value of warrant liability income of $1.1 million and warrant liability loss of $1.6 million, respectively, in the condensed consolidated statements of operations related to the warrants from the March 2016 financing.

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

Share data related to warrant transactions through September 30, 2018 were as follows:

	Common Stock			Common Stock	Common Stock			Price per Warrant
	March 2016 Financing			October 2014 Financing					Weighted
			Placement	Placement	Jan 2013	Mar 2013	Total		Average
	Series A	Series C	Agent	Agent	Financing	Financing	Warrants	Range	Exercise Price
Outstanding, December 31, 2016	3,605,713	3,319,999	342,856	2,483	33,750	16,667	7,321,468	$1.75-30.00	$2.40
Forfeited/Cancelled		(3,319,999)					(3,319,999)	$1.75	$1.75
Outstanding, December 31, 2017	3,605,713	—	342,856	2,483	33,750	16,667	4,001,469	$1.75-30.00	$2.94
Forfeited/Cancelled					(33,750)	(16,667)	(50,417)	$30.00	$30.00
Outstanding, September 30, 2018	3,605,713	—	342,856	2,483	-	-	3,951,052	$1.75	$1.75

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

The Company leases a 8,280 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of September 30, 2018, the base rent was approximately $11,000 per month. The initial term of the lease expired in December 2015 and the Company renewed the lease for an additional seven years. The administration space is used to support sales, marketing and accounting. The laboratory is being used to develop and manufacture the Company’s research products. The manufacturing laboratory space has clean rooms and is fitted with necessary water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. On February 22, 2017, the Company extended the term of the lease for an additional three years. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of September 30, 2018, the base rent is approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

On February 10, 2018 the Company entered into a temporary lease for an additional storage and assembly facility that is directly adjacent to the main manufacturing facility in Frederick, Maryland. The initial term of this lease was three (3) months with base rent of approximately $4,200 per month until Company signs a permanent lease for this facility.  On October 8, 2018 the Company signed a lease amendment to occupy a 5,040 square foot manufacturing facility expansion space in Maryland adjacent to the main manufacturing facility for a monthly additional rent amount of $7,694 for the term of the lease.  The lease is set to expire on November 30, 2025.

For the three and nine months ended September 30, 2018, the Company incurred rent expense of $88,000 and $264,000, respectively. For the three and nine months ended September 30, 2017, the Company incurred rent expense of $87,000 and $258,000, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2018, are as follows (in thousands):

Amount
2018 (remaining three months)	$95
2019	491
2020	368
2021	347
2022	220
Thereafter	461
Total	$1,982

Customer Concentration

During the three and nine months ended September 30, 2018, for the Biomedical market segment, one customer accounted for 41% and 27% of consolidated revenues, respectively, and another customer during the three and nine months ended September 30, 2018 accounted for 25% and 33% of revenues, respectively.  During the three and nine months ended September 30, 2017, for the Biomedical market segment, one customer accounted for 42% and 38% of consolidated revenues, respectively.  No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three and nine months ended September 30, 2018, one vendor accounted for approximately 37% and 25% of consolidated purchases, while during the same periods in 2017, no single vendor accounted for more than 10% of consolidated purchases.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and two business units:

International Stem Cell Corporation, incorporated in Delaware, is a research and development company, for the Therapeutic Market, which advances clinical applications of hpSCs for the treatment of various diseases of the central nervous system and liver diseases and is currently conducting clinical trials in Australia for the use of hpSC based neural stem cells in the treatment of Parkinson’s disease through its wholly-owned subsidiary, Cyto Therapeutics;

Lifeline Skin Care, Inc. for the Cosmetic Market, which develops, manufactures and markets a category of cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and targeted molecule technology;

Lifeline Cell Technology, LLC for the Biomedical Market, which develops, manufactures and commercializes primary human cell research products including over 203 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		Ended September 30,
	2018	2017	2018	2017
Revenues:
Cosmetic market	$360	$515	$1,245	$1,569
Biomedical market	2,835	1,332	7,621	4,045
Total revenues	3,195	1,847	8,866	5,614
Operating expenses:
Therapeutic market	1,431	1,299	4,476	4,321
Cosmetic market	589	753	1,931	1,795
Biomedical market	1,838	765	4,673	2,516
Total operating expenses	3,858	2,817	11,080	8,632
Operating income (loss):
Therapeutic market	(1,431)	(1,299)	(4,476)	(4,321)
Cosmetic market	(229)	(238)	(686)	(226)
Biomedical market	997	567	2,948	1,529
Total operating loss	$(663)	$(970)	$(2,214)	$(3,018)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Melbourne, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
North America	$3,028	$1,620	$8,189	$4,787
Asia	111	160	436	576
Europe	52	58	225	230
All other regions	4	9	16	21
Total	$3,195	$1,847	$8,866	$5,614

12. Subsequent Events

Between March 6, 2018 and August 8, 2018, to obtain funding for working capital purposes the Company borrowed a total of $2,000,000 from Dr. Andrey Semechkin, the Company’s Chief Executive Officer, and Co-Chairman of the Board of Directors and issued an unsecured, non-convertible promissory note in the principal amount of $2,000,000 (the “Note”) to Dr. Andrey Semechkin (the “Noteholder”).   The outstanding principal amount under the Note accrues interest at a rate of four percent (4%) per annum.  The Note was due and payable November 1, 2018, however, on November 8, 2018 an amendment was executed to extend the due date to January 15, 2019.

On October 2, 2018, the Company issued 160,192 shares of commons stock to a trade creditor at $1.75 per share in satisfaction of $280,337 owed to the creditor.  The shares issued in the transaction were issued in a private transaction in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.

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

Business Overview

We have generated product revenues from our two commercial businesses of $8.9 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. As of September 2018, we have dosed a total of nine PD patients in our Phase I trial testing ISC-hpNSC for the treatment of PD.  We reported preliminary clinical data at the Society for Neuroscience annual meeting (Neuroscience 2017) in November 2017. We anticipate providing full results of the Phase I clinical study by the fourth quarter of 2019.

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

Our wholly-owned subsidiary, Lifeline Skin Care, Inc. (“LSC”), develops, manufactures and markets a line of luxury skincare products with anti-aging benefits that is based on our proprietary human non-embryonic stem cell extract and targeted molecule technologies.

LSC’s products are sold in the United States and internationally through a branded website, Amazon, various e-commerce partners and the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 203 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Revenues

Revenue for the three months ended September 30, 2018, totaled $3.20 million, compared to $1.85 million for the three months ended September 30, 2017. LCT contributed $2.84 million or 89% of total revenue for the three months ended September 30, 2018, compared to $1.33 million or 72% for the three months ended September 30, 2017. The increase of $1.50 million or 113% in LCT’s revenue for 2018 was driven primarily by an increase in sales of media for the period. LSC’s revenue of $360,000 for the three months ended September 30, 2018 accounted for 11% of total revenue, compared to $515,000 or 28% of total revenue for the three months ended September 30, 2017. The decrease of $155,000 or 30% in LSC’s revenue consists primarily of a decrease of $90,000 in e-commerce sales with the remainder of the decrease in professional and international sales.

Revenue for the nine months ended September 30, 2018, totaled $8.87 million, compared to $5.61 million for the nine months ended September 30, 2017. LCT contributed $7.62 million or 86% of total revenue for the nine months ended September 30, 2018, compared to $4.05 million or 72% for the nine months ended September 30, 2017. The increase of $3.58 million or 88% in LCT’s revenue for 2018 was driven primarily by an increase in sales of media for the period. LSC’s revenue of $1.25 million for the nine months ended September 30, 2018 accounted for 14% of total revenue, compared to $1.57 million or 28% of total revenue for the nine months ended September 30, 2017. The decrease of $324,000 or 21% in LSC’s revenue consists primarily of a $215,000 decrease in professional sales and the remainder of the decrease in e-commerce sales.

Cost of sales

Cost of sales for the three months ended September 30, 2018 was $1.32 million or 41% of revenue, compared to $474,000 or 26% of revenue for the three months ended September 30, 2017. LCT’s cost of sales as a percentage of LCT’s revenue increased approximately 18% and LSC’s cost of sales as a percentage of LSC’s revenue decreased approximately 3%. LCT’s cost of sales for the three months ended September 30, 2018 was $1.23 million or 43% of LCT’s revenue, compared to $338,000 or 25% of LCT’s revenue for the three months ended September 30, 2017. The increase in cost of sales percentage for LCT is primarily due to change in product sales mix for the three months ended September 30, 2018, compared to the corresponding period in 2017. LSC’s cost of sales was $84,000 or 23% of LSC’s revenue for the three months ended September 30, 2018, compared to $136,000 or 26% of LSC’s revenue for the three months ended September 30, 2017. The decrease in cost of sales for LSC is a result of lower sales during the period compared to the same period in the prior year.

Cost of sales for the nine months ended September 30, 2018 was $3.24 million or 36% of revenue, compared to $1.50 million or 27% of revenue for the nine months ended September 30, 2017. LCT’s cost of sales as a percentage of LCT’s revenue increased approximately 10% and LSC’s cost of sales as a percentage of LSC’s revenue increased approximately 3%. LCT’s cost of sales for the nine months ended September 30, 2018 was $2.95 million or 39% of LCT’s revenue, compared to $1.19 million or 29% of LCT’s revenue for the nine months ended September 30, 2017. The increase in cost of sales percentage for LCT is primarily due to change in product sales mix for the nine months ended September 30, 2018, compared to the corresponding period in 2017. LSC’s cost of sales was $282,000 or 23% of LSC’s revenue for the nine months ended September 30, 2018, compared to $311,000 or 20% of LSC’s revenue for the nine months ended September 30, 2017. The decrease in cost of sales for LSC is a result of lower sales during the period compared to the same period in the prior year.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $616,000 for the three months ended September 30, 2018, compared to $670,000 for the same period in 2017. The decrease of $54,000 in R&D expenditures is primarily the result of decreased clinical trial costs of $77,000, partially offset by an increase in consulting costs of $21,000 and stock based compensation costs of $9,000.

Research and development expenses were $1.88 million for the nine months ended September 30, 2018, compared to $2.05 million for the same period in 2017. The decrease of $175,000 in R&D expenditures is primarily the result of lower payroll costs of $76,000, lower stock based compensation costs of $24,000, lower material costs of $38,000, and lower clinical trial costs of $95,000, partially offset by higher consulting costs of $84,000.

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

Selling and Marketing Expense

Selling and marketing expenses for the three months ended September 30, 2018 were $608,000, compared to $657,000 in the three months ended September 30, 2017. The decrease of $49,000 or 7% is primarily due to decreased tradeshow costs of $77,000 partially offset by increased payroll costs of $16,000, and increased marketing materials, samples and printing costs of $14,000.

Selling and marketing expenses for the nine months ended September 30, 2018 were $1.94 million, compared to $1.79 million in the nine months ended September 30, 2017. The increase of $150,000 or 8% is primarily due to increased payroll costs of $129,000, increased marketing materials, samples and printing costs of $65,000, increased web site advertising of $10,000, and increased temp service costs of $31,000, partially offset by lower advertising expense of $50,000, lower commission costs of $23,000, and lower consulting costs of $24,000.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $1.32 million compared to $1.02 million for the same period in 2017. The increase of $303,000 or 30% is primarily due to increased stock based compensation expenses of $85,000, legal fees of $98,000, investor relations costs of $41,000, and audit fees of $35,000.

General and administrative expenses for the nine months ended September 30, 2018 were $4.03 million compared to $3.29 million for the same period in 2017. The increase of $736,000 or 22% is primarily due to increased audit fees of $212,000, increased stock based compensation costs of $158,000, increased patent impairment costs of $122,000, increased legal fees of $105,000, and increased investor relations costs of $97,000.

Other Income/Expense

Other income was $784,000 for the three months ended September 30, 2018, compared to other expense of $1.19 million for the three months ended September 30, 2017. The increase of $1.98 million in other income is mainly due to a change in fair value of warrant liability.

Other income was $1.11 million for the nine months ended September 30, 2018, compared to other expense of $1.66 million for the nine months ended September 30, 2017. The increase of $2.77 million in other income is mainly due to a change in fair value of warrant liability.

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

Liquidity and Capital Resources

As of September 30, 2018, our cash balance totaled $1.16 million, compared to $304,000 as of December 31, 2017. At September 30, 2018, we had a working capital deficit of $1.25 million, compared to a $1.95 million deficit as of December 31, 2017. The $698,000 decrease in working capital deficit is primarily due to an increase in accounts receivable of $1.1 million, a net decrease in the fair value of the warrant liability of $1.09 million, and increase in inventories of $167,000, partially offset by an increase in related party payable of $2.00 million.

Operating Cash Flows

Net cash used in operating activities was $1.12 million for the nine months ended September 30, 2018, compared to $1.65 million for the corresponding period in 2017. The primary factor contributing to the changes in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $383,000, increase in accounts receivable of $1.08 million, increase in inventory of $311,000, decrease in prepaid and other assets of $267,000, increase in accounts payable of $249,000, and increase in accrued liabilities of $132,000 in the nine months ended September 30, 2018, compared to $1.49 million of net loss after non-cash adjustments, increase in accounts receivable of $110,000, increase in inventory of $84,000, increase in deposits of $16,000, increase in prepaid and other assets of $169,000, increase in related party payables of $50,000, and increase in accounts payables and accrued liabilities of $166,000 in the nine months ended September 30, 2017.

Investing Cash Flows

Net cash used in investing activities was $529,000 for the nine months ended September 30, 2018, compared to $651,000 in the same period in 2017. The decrease was primarily the result of lower payments in 2018 for patent licenses and trademarks of $190,000, partially offset by higher payments for capital expenditure of $68,000.

Financing Cash Flows

Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2018, compared to $2.7 million in the same period in 2017. During the nine months ended September 30, 2018, $2.00 million was received from a bridge loan from a related party having a recently revised maturity date of January 15, 2019, $500,000 from sale of common stock and $145,000 from option exercises. These inflows were partially offset by payments made on financed insurance premiums of $143,000.  During the nine months ended September 30, 2017, $2.7 million was received from a bridge loan from a related party which was converted to equity in December 2017.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the nine months ended September 30, 2018, our average burn rate was approximately $124,000 per month, excluding capital expenditures and patent costs averaging $59,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, have concluded that, at September 30, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to our accounting for and disclosure of equity transactions, and related to the implementation controls and process level controls required to be established to identify, track and monitor revenue transactions in compliance with Accounting Standards Update ("ASU") No. 2014 - 09, Revenue from Contracts with Customers (Topic 606).

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

Changes in internal control over financial reporting

Except for the remediation activities relating to revenue transactions under ASC606 described below, there have been no changes in our internal control over financial reporting during the most recent quarter ended September 30, 2018 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Material Weakness Remediation Activities

The Company, the Audit Committee and the Company's Board of Directors are committed to maintaining a strong internal control environment, and are currently evaluating and implementing remediation efforts which are designed to enhance our control environment. We expect that the remediation efforts for the weakness relating to the accounting for and disclosure of equity transactions will include implementation of process and review controls over accounting for equity and other significant transactions and performing such review as promptly as possible after such transactions. To address the material weakness relating to revenue transactions under ASC 606, we have implemented changes to our controls related to revenue recognition, including changes to our policies and practices based on the five-step model in ASC 606, ongoing review requirements for new and amended contracts, and new processes and controls related to gathering the information for the additional disclosure requirements.  To support the development and execution of this remediation plan, we engaged additional external resources to aid and supplement our internal personnel.  While most of the new and enhanced processes and controls have been implemented, some additional improvements or updates may be required.  Management considers it prudent to allow the newly implemented or updated internal controls to operate for a sufficient period of time to demonstrate consistent effectiveness.  Once the remediation plan for each material weakness is fully implemented, the identified    material    weakness in    internal   control over financial reporting will be considered fully addressed when the relevant internal controls have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal control over financial reporting is effective. The Company will work to design, implement and rigorously test these new controls in order to make these final determinations.

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

Since January 1, 2016, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the nine months ended September 30, 2018, was approximately $124,000 per month excluding capital expenditures and patent costs averaging $59,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

During the three and nine months ended September 30, 2018, we derived approximately 41% and 27% of our revenues from one customer, respectively, and approximately 25% and 33% from another customer during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, we derived approximately 42% and 38% of our revenues from one customer, respectively.

During the three and nine months ended September 30, 2018, one customer accounted for 41% and 27% of our consolidated revenues, and another customer accounted for 25% and 33% during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, we derived approximately 42% and 38% of our revenues from one customer, respectively.  To the extent that a significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of September 30, 2018, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 80% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of September 30, 2018. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

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

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G and Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.98 per share as of September 30, 2018). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman, pursuant to which Purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for twelve months from the date of issuance. As of September 30, 2018, we had 5,404 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At September 30, 2018, there were 3,951,052 warrants outstanding and 1,570,227 vested and 2,922,462 non-vested stock options outstanding. We may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

4.7	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
10.1	Form of Note issued on August 8, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 14, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 14, 2018
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)