Form 10-K
period 2018-12-31
International Stem Cell CORP
filed 2019-04-15
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,948,263 based upon the closing price of the common stock on June 30, 2018 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2019 there were 7,533,083 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2019 is incorporated by reference into Part III of this Form 10-K.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, cosmetic and research products, of a total of $11.1 million and $7.5 million for the years ended December 31, 2018 and 2017, respectively.

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

We have completed our IND-enabling preclinical studies on our most advanced program, the development of neural stem cells for the treatment of Parkinson’s disease and filed the regulatory submission to the Australian Therapeutics Goods Administration (“TGA”) and have started a phase I clinical trial in Australia. As of March 2019, we have successfully transplanted ISC-hpNSC® into 11 Parkinson’s disease patients.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatment

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) traumatic brain injury (“TBI”), and 3) metabolic/liver diseases. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI, and stroke. Liver cells from our hpSCs may also be able to treat a variety of hepatic and metabolic liver diseases.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells.  As of March 2019, we have dosed a total of 11 PD patients in that Phase I trial.  We anticipate providing full results of the Phase I clinical study by the second quarter of 2020.

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

In October 2016 the Company announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida, Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the pre-clinical study in Theranostics, a prestigious peer-reviewed medical journal.  The publication titled “Human parthogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model” demonstrated that the clinical-grade neural stem cells used in our PD clinical trial, ISC-hpNSC®, significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

Anti-Aging Cosmetic Market – Skin Care Products

Products that provide anti-aging benefits represent a significant portion of the global facial skincare market. In key regions, such as the U.S. and Asia, the growth of the facial skincare market is driven by an increase in consumer disposable income and growing popularity of skincare products based on biotechnology, such as human stem cells. Currently this market segment is in its early stages of development and we believe it has a significant growth potential. Our goal is to leverage our leadership in human stem cell and proprietary targeted small molecule technology in order to develop and commercialize advanced anti-aging skincare products for our retail and professional sales channels.

Our wholly-owned subsidiary, Lifeline Skin Care, Inc. (“LSC”), develops, manufactures and markets a line of luxury skincare products with anti-aging benefits that is based on our proprietary human non-embryonic stem cell extract and targeted molecule technologies.

LSC’s retail line of products are sold in the United States and internationally through a branded website, Amazon platform, and several authorized online retailers. LSC’s professional line of products is distributed through a network of professional accounts, including dermatologists, plastic surgeons, medical, day and resort spas.

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

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells, in order to address this significant market opportunity. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets.

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

Our principal executive offices are located at 5950 Priestly Drive, Carlsbad, CA 92008, and our telephone number is (760) 940-6383. Our corporate website address is www.internationalstemcell.com, Lifeline Cell Technology’s website address is www.lifelinecelltech.com, and Lifeline Skin Care’s website address is www.lifelineskincare.com. Information found on, or accessible through, our websites is not a part of, and is not incorporated into, this Annual Report on Form 10-K.  Our common stock is currently quoted on the OTC QX and trades under the symbol “ISCO”.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which we intend to use to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2016 we published all important pre-clinical data in two peer-reviewed journals, Cell Transplantation and Nature Scientific Reports.

In August 2014, we began evaluating the use of ISC-hpNSC® for the treatment of ischemic stroke using a rodent model of the disease. In October 2016 we evaluated the use of ISC-hpNSC® for the treatment of TBI using a rodent model of the disease. As we have already developed safety data on NSC from the Parkinson's disease program we believe can leverage such data in a program for the treatment of ischemic stroke.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before any regulatory approval may be achieved and the products sold for therapeutic use.

Anti-Aging Skin Care Products

As of December 31, 2018 ISCO’s LSC subsidiary had developed, launched and was actively selling a total of seven distinct skincare products based on its proprietary stem cell technology.

•	Daily Defense Complex, which diminishes the appearance of fine lines and wrinkles, while improving skin texture and firmness.
•	Recovery Night Moisture Serum, which helps improve skin tightness and provides hydration.
•	Eye Firming Complex, that provides tightening benefits to the under-eye skin area.
•	Neck Firming Serum which is specifically designed to nourish the skin in the decollate area.
•	Aqueous Gel Serum (retail formula) combines LSC’s core stem cell extract technology with a unique water base in order to deliver anti-aging and hydration benefits.
•	ProPLUS Advanced Aqueous Treatment is a more potent, professional-only version of the retail Aqueous Gel Serum
•	Intense Moisture Serum, which is especially designed to deliver long-lasting hydration and nourishment to the skin.

As of December 31, 2018, LSC marketed and sold five skincare products based on the Company’s proprietary targeted small molecule technology.

•	Collagen Booster (Molecular Renewal Serum)
•	ProPLUS Collagen Booster (Advance Molecular Serum)
•	Elastin Booster
•	ProPLUS Elastin Booster
•	Brightening Toner

LSC continues to offer three products designed to complement the core technology products:

•	Brightening Cleanser uses ultra-fine conditioning powders to help cleanse and brighten the skin.
•	Dual Action Exfoliator uses glycolic acid and microcrystals to exfoliate dead skin cells.
•	Refresh Polishing Gelee combines calming ingredients and micro beads to gently exfoliate the skin.

Research Products

ISCO’s LCT subsidiary develops, manufactures and commercializes approximately 200 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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

Parkinson’s disease. Parkinson’s disease (“PD”) is the second most common neurodegenerative disease. According to the Parkinson’s Disease Foundation, there are more than one million sufferers in the United States with over $2 billion spent on related medication costs. Currently there is no cure for PD and the improvements in symptoms provided by available PD drugs often diminish with time. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and potentially other central nervous system disorders, including traumatic brain injury, in order to address this significant market opportunity.

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

Liver disease. Liver disease affects one in ten persons according to the American Liver Foundation, and is one of the top ten leading causes of death in the United States. There are more than 100 individual diseases of the liver; and for people with liver failure, the only effective treatment is full or partial organ transplantation. However, the demand for liver organs far exceeds the number of transplants available. According to the American Liver Foundation, over 16,000 individuals in the United States are waiting for a transplant. Using our proprietary technologies and know-how, we are creating liver cells from hpSCs that may be used to treat a variety of hepatic and metabolic liver diseases to address this significant market opportunity. Importantly, liver cell transplantation has already been used in early stage clinical trials to treat patients with liver failure and has proven especially useful as a “bridge” to keep patients alive until they can receive a whole liver transplant.

Anti-Aging Cosmetic Market

Skin care products play a key role in the daily healthcare routines of many consumers. Greater emphasis on advertising, broader and more integrated distribution networks, raising standards of living in emerging markets, and population aging trends in developed nations are the major factors driving the global demand for skin care products.

The global skin care market is generally comprised of three categories of product -facial care, body care, and special needs products. Top selling products in the facial skincare category include skin brighteners, anti-aging creams and serums, toners, masks, anti-acne and sun protection products.

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

Intellectual Property

Patents

In 2018 ISCO was issued six patents for technology generated by the in-house R&D team. The first three patents, issued in United States, EU, and Canada, covered various aspects of stem cell derivation. The fourth, fifth, and sixth patents, issued in United States and Singapore, covered various aspects of our neurology platform.

In addition to the six new patents covering in-house generated technology, in 2018 one pending patent applications licensed by ISCO as part of the Astellas Pharma (formerly Ocata Therapeutics) License was issued as a patent in United States.

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

The majority of the patents and applications have been filed in the US and in foreign countries through the Patent Cooperation Treaty or by direct country filings in those jurisdictions deemed significant to our operations. Our currently issued patents will expire at various times commencing in 2020.

We have protected our research products and branding through both patents and trademarks. Lifeline Skin Care has filed patent applications covering its proprietary core technologies and methods of using stem cells and targeted small molecules to create skin care products. LSC unique product formulas are protected as trade secrets. ISCO, LCT, and LSC have registered trademarks on their company names, logos and various product names to protect their branding investment. Lifeline Cell Technology’s reagent formulations are protected as trade secrets.

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

Competition

The development of therapeutic and diagnostic agents for human disease is intensely competitive. Pharmaceutical companies currently offer a number of pharmaceutical products to treat Parkinson’s disease, diabetes, liver diseases, and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our therapeutic products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies.

Some of our primary competitors in the development of stem cell therapies are BioTime, SanBio, BlueRock Therapeutics, and ReNeuron. Our primary competitors in the skin care market are Obagi, ZO Skin Health, Skinceuticals, SkinMedica (now owned by Allergan), and Murad. In the field of research products, our primary competitors for human cells, media and reagents are Lonza, EMD Millipore, Life Technologies (now owned by Thermo Fisher Scientific), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 33% of our total sales in 2018 were from one customer and another customer accounted for 24% of our total sales.

LSC launched its retail product line in November 2010 through the company’s branded website—www.lifelineskincare.com. Subsequent to the initial launch, LSC continues to expand its distribution network by developing partnerships with online retailers, as well as the launch of professional channels, which include destination and resort spas, dermatologists, and plastic surgeons. Domestically, we plan to increase distribution of our products by expanding and improving our retail and professional product lines, increasing brand awareness, strategic partnerships, sales promotions, and public relations.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in development, manufacture and marketing of our proposed therapeutic and skin care products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that we may develop. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

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

In November 2014, in an important ruling the FDA cleared ISCO’s human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of eventually advancing stem cell therapies based on ISCO’s core technology into clinical development. Although the Phase I trial for the Parkinson’s Disease program is anticipated to be conducted in Australia, and therefore not subject to FDA oversight, any future studies will likely be carried out in the United States where this approval is necessary.

In recognition of the challenges that accompany development of cellular therapy (CT) products, the FDA has recently initiated an expedited review and approval process for promising investigational CTs. The first step in the pathway is submission of a request for Regenerative Medicine Advanced Therapy (RMAT) designation by the sponsor to the FDA, either at the same time as the initial IND filing or by amendment to an active IND (prior to the end-of-phase 2 meeting). Upon grant of RMAT designation by the FDA, the sponsor receives access to a number of benefits, the most advantageous of which is early interactions with senior FDA managers for the purpose of discussing potential surrogate or intermediate clinical endpoints to support accelerated approval requirements. Consideration for accelerated approval, heretofore unavailable to regenerative medicine products, represents a major regulatory advance because it would enable ISCO to market ISC-hpNSC earlier than would be possible through the traditional approval process.

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

Employees

In addition to our three executive officers, we utilize the services of 45 full-time and two part-time staff members.

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

We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and we expect our operating losses to increase significantly. Our commercial businesses have not generated revenues in amounts to support our research and development efforts, and we may not achieve that level of revenues in the foreseeable future.

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubt about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2018, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the year ended December 31, 2018 was approximately $90,000 per month excluding capital expenditures and patent costs averaging $55,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2019 and beyond;
•	scientific progress in our research and development programs;
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

Additional financing through strategic collaborations, public or private equity or debt financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders, and any debt financings will likely involve covenants restricting our business activities. Additional financing may not be available on acceptable terms, or at all. Further, if we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we might otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or product development initiatives, any of which could have a material adverse effect on our financial condition or business prospects.

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

Due to the relatively early stage of our therapeutic products and stem cell therapy-based systems, we have not yet invested significantly in internal clinical testing and regulatory capabilities, including for human clinical trials. We cannot assure you that we will be able to invest or develop resources for these capabilities successfully or as expediently as necessary. In particular, human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	inability to demonstrate effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;
•	competitive developments, including changes in the standard of care treatment for an indication; and
•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

Moreover, advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our cell therapy services, planned products and therapeutic efforts. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of disease. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify programs in which we have a substantial investment. We are focused on cell therapy, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

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

We estimate that governmental funding, either directly or indirectly (through sponsorship of academic research), comprises approximately 40% of the market for basic and applied research in biological sciences, which is the target market for our LCT research products. The U.S. Government is considering (and has implemented in the recent past) significant changes in government spending and other governmental programs, which in the recent past involved several automatic spending cuts being implemented. There are many variables in how these laws could be implemented in the future that make it difficult to determine specific impacts on our customers, and we are unable to predict the impact that future spending cuts or other budget initiatives would have on funding our customers receive and resulting sales of our LCT products. Additionally, U.S. Governmental programs are subject to annual congressional budget authorization and appropriation processes. However, whether through the automatic cuts or other decisions, long-term funding for certain programs in which our research product customers participate may be reduced, delayed or cancelled. In the event that governmental funding for any of our research product customers is reduced or delayed, our sales to those customers would likely suffer, which could have a material adverse effect on our results of operations. Further, currently the U.S. government, through National Institute of Health appropriations restrictions, prevents federal funding to be used to create new embryonic and parthenogenetic stem cells, so access to grants from the NIH are limited, which may adversely affect our partnering opportunities and internal therapeutic product development initiatives.

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

Although our licenses with Astellas allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Astellas, the cost of such remedies could be significant and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse effect on our business. Some of these licenses also contain restrictions (e.g., limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through collaborative relationships or other transactions that involve the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. In the future we may require further licenses to complete and/or commercialize our proposed products. We may not be able to acquire any such licenses on a commercially-viable basis.

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

During the year ended December 31, 2018, we derived approximately 33% of our revenues from one customer and 24% from another customer.

During the year ended December 31, 2018, one customer accounted for 33% of our consolidated revenues and another customer accounted for 24% of revenues. To the extent that either of these significant customers reduce or delay its purchases from us or terminate its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

•	clinical trial results;
•	the amount of cash resources and such company’s ability to obtain additional funding;
•	announcements of research activities, business developments, technological innovations or new products by competitors;
•	entering into or terminating strategic relationships;
•	changes in government regulation;
•	disputes concerning patents or proprietary rights;
•	changes in revenues or expense levels;
•	public concern regarding the safety, efficacy or other aspects of the products or methodologies being developed;
•	reports by securities analysts;
•	activities of various interest groups or organizations;
•	media coverage; and
•	status of the investment markets.

This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock.

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.

As of December 31, 2018, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 79% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of December 31, 2018. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.92 per share as of December 31, 2018). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, our Chief Executive Officer and Co-Chairman, pursuant to which those purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, and the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for one year from the date of issuance. As of December 31, 2018, we had 5,124 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

The holders may ultimately convert all, some or none of the Series I Convertible Preferred Stock into shares of our common stock, exercise all, some or none of the Series A warrants to acquire shares of our common stock. Such shares acquired by such holders may be sold, as such holders may sell all, some or none of those shares of common stock. Therefore, the conversion of the preferred stock and exercise of warrants by such holders will result in substantial dilution to the interests of other holders of our common stock. Additionally, the conversion into a substantial number of shares of our common stock such holders, or the anticipation of such conversion, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At December 31, 2018, there were 3,951,052, warrants, for which we have reserved 3,951,052 shares of common stock, and 1,824,885 vested and 2,542,457 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

In addition to the primary research facility lease, we entered into a lease with S Real Estate Holding, LLC (an affiliate of our CEO and Executive Vice President and Chief Scientific Officer) to allow the Company to expand into new corporate offices located in Carlsbad, California. The current lease covers 9,848 square feet which is being used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The current lease expires on February 29, 2020. As of December 31,

2018, the base rent was approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. We are also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

We initially leased an 8,280 square foot facility in Frederick, Maryland, which was used for laboratory and administrative purposes and was set to expire in December 2022.  The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing and general administration purposes. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification, refrigeration, labeling equipment and standard manufacturing equipment to manufacture, package, store, and distribute media products. On February 10, 2018, we entered into a temporary lease to occupy an additional 5,040 square foot manufacturing facility expansion space for storage and assembly directly adjacent to the laboratory and administrative facility. On October 8, 2018 we signed a lease amendment to occupy the full 13,320 square foot facility for a base rent of approximately $17,000 effective as of December 1, 2018 extending the initial lease from expiring in December 2022 to November 2025.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On March 4, 2019, we were upgraded to trade from the OTC QB Venture Market to the OTC QX Best Market in the United States under the trading symbol “ISCO”. The OTC QX is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC QX securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to an exchange and any prices quoted may not be a reliable indication of the value of our common stock.

As of December 31, 2018, we had 6,933,861 shares of common stock outstanding, and approximately 633 holders of record of our common stock, and we had 5,255,167 shares of preferred stock outstanding, and seven holders of record of our preferred stock, with the 5,255,167 shares of preferred stock being convertible into 6,120,725 shares of common stock.

We have previously reported (on either a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q) the issuance in 2018 of shares of common stock in transactions that were not registered under the Securities Act.   In addition to those previously reported issuances, on October 3, 2018 we issued 10,000 shares of common stock to a holder of Series I-1 Convertible Preferred Stock upon the conversion of a portion of the Series I-1 Convertible Preferred Stock held by such holder, with a conversion price of $1.75 per share.  These shares of common stock were issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act

Dividends

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $11.1 million and $7.5 million for the years ended December 31, 2018 and 2017, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments. With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); 2) traumatic brain injury (“TBI”), and 3) metabolic/liver diseases. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD and TBI and stroke liver cells from hpSCs that may be able to treat a variety of hepatic and metabolic liver diseases.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study, which demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®.  In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the phase I clinical study by the second quarter of 2020.

In November 2014 in an important ruling the FDA cleared our human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of advancing stem cell therapies based on our core technology into clinical development and on to commercialization. Although the Phase I study is conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of any future studies will likely be carried out in the United States where this approval is necessary.

In August 2014 we announced the launch of a stroke program, evaluating the use of ISC-hpNSC® transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC® from the Parkinson’s disease program and, as there is evidence that transplantation of ISC-hpNSC® may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015 the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

In October 2016 we announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the pre-clinical study in Theranostics, a prestigious peer-reviewed medical journal.  The publication tited, “Human parthenogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model,” demonstrated that the clinical-grade neural stem cells used in our Parkinson’s disease clinical trial, ISC-hpNSC® , significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

Anti-Aging Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and offers for sale anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, Intense Moisture Serum, and the ProPLUS Advanced Aqueous Treatment. Products based on the proprietary targeted small molecule technology include: retail and professional formulas of the Collagen Booster (Molecular Renewal Serum), retail and professional formulas of the Elastin Booster, and Brightening Toner. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, Amazon, ecommerce partners and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Revenue for the year ended December 31, 2018, totaled $11.09 million, compared to $7.46 million in 2017. LCT contributed $9.28 million or 84% of total revenue in 2018, compared to $5.20 million or 70% of total revenue in 2017. The increase of $4.08 million or 78% in LCT’s revenue for 2018 primarily consists of a $4.35 million increase in media sales partially offset by lower sales of cells. LSC’s revenue of $1.81 million in 2018 accounted for 16% of total revenue, compared to $2.26 million or 30% of total revenue in 2017. The decrease of $444,000 or 20% in LSC’s revenue consists of a $304,000 decrease in sales in the ecommerce channel, $135,000 decrease in sales in the professional channel, and no international sales compared to the prior year.

Cost of Sales

Cost of sales for the year ended December 31, 2018 was $4.07 million or 37% of revenue, compared to $2.12 million or 28% of revenue in 2017. The increase in cost of sales as a percentage of revenue is primarily due to a larger proportion of sales of LCT’s historically lower margin OEM media products as compared to the previous year. LCT’s cost of sales was approximately 40% as a percentage of LCT’s sales for the year ended December 31, 2018 compared to 30% during the same period in the previous year. LSC’s cost of sales was approximately 22% and 24% as a percentage of LSC’s sales for the years ended December 31, 2018 and

2017, respectively. LCT’s cost of sales for the year ended December 31, 2018 was $3.67 million, compared to $1.58 million in the prior year. The increase in cost of sales for LCT of approximately $2.10 million is attributable to an increase in sales specifically a higher proportion of sales of lower margin OEM media products during the year ended December 31, 2018 compared to 2017. LSC’s cost of sales was $395,000, compared to $545,000 in the prior year. The decrease in cost of sales of $150,000 for LSC is primarily due to lower revenues as compared to the prior year.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses for the year ended December 31, 2018 amounted to $2.40 million, reflecting a decrease of approximately $262,000 or 10% compared to $2.66 million in 2017. The decrease was mostly due to lower clinical trial study costs of $204,000 primarily due to the receipt of Australian R&D credits, lower payroll related costs of $69,000, and lower material and supplies costs of $31,000, partially offset by higher consulting costs of $70,000.

Our R&D efforts are primarily focused on the development of treatments for Parkinson’s disease (“PD”), liver diseases, traumatic brain injury (“TBI”), stroke, and the creation of new cGMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells.

Research and development expenses are expensed as they are incurred, and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the year ended December 31, 2018 amounted to $2.63 million, reflecting an increase of approximately $226,000 or 9%, as compared to $2.40 million in 2017. The increase was primarily due to higher payroll related costs of $174,000, higher marketing material spending of $109,000, higher temp services spending of $33,000, partially offset by lower commission costs of $37,000 and net decreases in other costs of $53,000.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $5.47 million, reflecting an increase of $254,000 or 5%, compared to $5.21 million in 2017. The increase is primarily the result of higher audit and accounting fees of $229,000, higher stock based compensation costs of $246,000, higher legal costs of $128,000, higher investor relations costs of $119,000, higher Delaware franchise taxes of $82,000 due to the Company receiving a credit in the prior year, higher amortization costs of $68,000, higher consulting costs of $26,000, and higher temp service costs of $26,000.  These increased costs were partially offset by lower patent impairment charges of $660,000 due to a larger cost associated with abandonment of efforts to pursue certain patents or patented technologies in 2017 and a net decrease in other costs of $25,000.

Other Income/Expense

Net other income was $1.34 million for the year ended December 31, 2018, compared to net other expense of $1.13 million for the year ended December 31, 2017. Other income in 2018 was primarily comprised of approximately $1.37 million of additional income related to decrease in the fair value of warrants and $48,000 of interest expense. Other expense in 2017 was primarily comprised of approximately $1.07 million of additional expense related to the increase in the fair value of warrants and $59,000 of interest expense.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, our cash totaled $1.08 million and $304,000, respectively. At December 31, 2018, we had a working capital deficit of $1.31 million compared to working capital deficit of $1.95 million at December 31, 2017. The $638,000 decrease in working capital deficit is primarily due to a decrease in fair value of warrants liability related to our March 2016 financing transaction of $1.37 million, a decrease of $372,000 in accounts payable, a decrease of $236,000 in prepaid expenses and other current assets, offset by increases in released party payable of $2.05 million, accounts receivable of $186,000, and inventory of $194,000.

Operating Cash Flows

Net cash used in operating activities was $1.08 million for the year ended December 31, 2018, compared to $2.14 million in 2017. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $870,000, increase in accounts receivable of $186,000, increase in inventory of $287,000, decrease in prepaid and other current assets of $245,000 in 2018, compared to $1.88 million of net loss after non-cash adjustments, decrease in accounts receivable of $109,000, increase in inventory of $129,000, increase in prepaid and other current assets of $361,000 and increase in accounts payable and accrued liabilities of $131,000 in 2017.

Investing Cash Flows

Net cash used in investing activities was $661,000 for the year ended December 31, 2018, compared to net cash used of $864,000 in 2017. The decrease was primarily the result of higher payments for capital expenditures of $73,000 and lower payments for patents and trademarks of $276,000.

Financing Cash Flows

Net cash provided by financing activities was $2.51 million for the year ended December 31, 2018, compared to $3.20 million in 2017. In 2018, $2.00 million was received from a bridge loan from a related party and $500,000 was received from the issuance of common stock, and $160,000 was received from the exercise of options, offset by a payment of $146,000 from financed insurance premiums.  In 2017, $2.70 million was received from a bridge loan from a related party and $500,000 was received from the issuance of common stock.

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to operate for 12 months from the date the financial statements are available to be issued. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2019 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the year ended December 31, 2018, our average burn rate was approximately $90,000 per month, excluding capital expenditures and patent costs averaging $55,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds, and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations through one year from the date the financial statements are available to be issued.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue pursuant to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue Recognition (“ASC 606”).  Accordingly, revenue is recognized at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer.  This principle is applied using the following five-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Under ASC 606, we recognize revenue when we satisfy a performance obligation by transferring control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Fair Value of Warrant Liability

We are required to recognize warrant agreements as a liability since they did not meet the specific conditions for equity classification and therefore we need to recognize the fair value.  The fair value of the warrant liability is calculated using the Monte-Carlo simulation model, which requires the use of certain estimates.  These estimates include the expected volatility of our stock price, expected warrant life, risk-free interest, and subsequent financing. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award.  The expected warrant life represents the period of time remaining prior to the warrant expiring.  The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the warrant arrangements. Subsequent financing is the probability that financing will occur within a period of time. If any of the assumptions used in the Monte-Carlo simulation model change significantly, the fair value of the warrant liability may differ materially from what we have recorded in the current period.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, Management concluded that, at December 31, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation activities relating to revenue transactions under ASC 606 described below, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Material Weakness Remediation Activities

The Company, the Audit Committee and the Company's Board of Directors are committed to maintaining a strong internal control environment and are currently evaluating remediation efforts which are designed to enhance our internal control environment ultimately eliminating the material weakness.

We expect that the remediation efforts for the material weakness relating to the accounting for and disclosure of equity, complex, non-routine, and significant transactions will include design, implementation, and testing of process and review controls over accounting for equity and other significant transactions, and performing such review as promptly as possible after such transactions.

To address the material weakness in internal controls over financial reporting related to the adoption and accounting for ASC 606, our management has implemented and expanded a number of controls related to revenue recognition.  These controls include initial and ongoing assessment and review of new and amended contracts, tracking and proper recording of performance obligations under contracts, review and assessment of revenue impacting arrangements such as promotions, and the documentation of process controls related to gathering of information for the additional disclosure requirements.  As part of the continuing material weakness remediation process, our management will continue to develop, implement, and expand existing revenue recognition related controls, focusing especially on the assessment, disclosure, and documentation elements of the process.  In addition, our management will continue to engage external resources with specialized expertise to assist internal personnel in the design, implementation, and testing of revenue recognition related controls.

We consider it prudent to allow the newly implemented or updated internal controls to operate for a sufficient period of time to demonstrate consistent effectiveness.  Once the remediation plan for each material weakness is fully implemented, the identified material weakness in internal control over financial reporting will be considered fully addressed when the relevant internal controls have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal control over financial reporting is effective.  The Company will work to design, implement, and rigorously test added controls to make these final determinations.

Based on this evaluation, Management concluded that, at December 31, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

ITEM 9B.OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, in connection with our 2019 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2018, under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2018, under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2018, under the caption “Corporate Governance.”

As of December 31, 2018, our executive officers were as follows:

Name	Principal Occupation	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	59
Russell Kern	Executive Vice President and Chief Scientific Officer	33
Sophia Garnette	Vice President, Legal Affairs & Operations and Principal Financial Officer	35

Andrey Semechkin, Ph.D., Co-Chairman and CEO, has been a Director of the Company since December 2008. Dr. Semechkin has served as our Chief Executive Officer since November 2009, and from December 2008 to November 2009 he served in other senior management positions with the Company. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Dr.  Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 20 years’ experience creating and managing businesses across different industries and scientific sectors.

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

Sophia Garnette, J.D., Vice President, Legal Affairs & Operations and Principal Financial Officer, received her law degree from the University of Miami School of Law and has experience in various aspects of corporate and biotechnology law, regulatory affairs, project management, and business operations. After joining the Company in March 2011, she has held a variety of business and legal roles, including in-house counsel, advisor to the CEO, and Vice Chairman of the Board of Directors for Lifeline Skin Care. Ms. Garnette holds a Bachelor’s degree in Economics from San Francisco State University and worked in the banking and finance industries prior to beginning her legal career.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2018, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	12,018	$51.71	—
2010 Equity Participation Plan	4,342,690	$3.81	5,082,901
Equity compensation plans not approved by security holders (1)	12,634	$90.23	—
Total	4,367,342		5,082,901
(1)

Represents stock options granted to senior management and board members not under any of the Company’s Equity Participation Plans. The options were granted in 2009 with different vesting terms, but will expire no later than 10 years from the date of grant.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2018, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2018, under the caption “Principal Accounting Fees and Services.”

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

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012, File No. 000-51891).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 5, 2014, File No. 000-51891).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015, File No. 000-51891).

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2017, File No. 000-51891).

3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011, File No. 000-51891).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007, File No. 000-51891).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008, File No. 000-51891).

4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009, File No. 000-51891).

4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012, File No. 000-51891).

Exhibit Number	Description

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

10.7	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.8	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012, File No. 000-51891).

10.9	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012, File No. 000-51891).

10.10

Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.11

Amended and Restated License Agreement with Advanced Cell Technology, Inc. (UMass IP) (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013, File No. 000-51891)

10.12

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

10.14

Amendment dated November 13, 2014 to Amended and Restated Investor Rights Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 18, 2014, File No. 000-51891).

10.15	Waiver Agreement dated December 31, 2014 with holders of Series G Preferred Stock (incorporated by reference by Exhibit 10.32 of the Registrant’s Form 10-K filed March 30, 2015, File No. 000-51891).

Exhibit Number	Description

10.16

Registration Rights Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 12, 2016).

10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.18

Fourth Amendment to Standard Multi-Tenant Office Lease with S Real Estate Holdings LLC, effective March 1, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 15, 2017).

10.19	Note Conversion and Stock Purchase Agreement dated December 7, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 13, 2017).

10.20	Form of Note issued on March 6, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 8, 2018).

10.21	Form of Note issued on May 14, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 16, 2018).

10.22	Form of Note issued on May 31, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 5, 2018).

10.23	Form of Note issued on August 8, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 14, 2018).

10.24

First Amendment to Promissory Note, dated November 12, 2018, by and between the Registrant and Dr. Andrey Semechkin (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 15, 2018).

10.25	Note Conversion Agreement dated January 21, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 23, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016).

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

ITEM 16.	FORM 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ ANDREY SEMECHKIN
Name:	Andrey Semechkin
Title:	Chief Executive, Officer

Dated: April 12, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 12, 2019
Andrey Semechkin

/ S / SOPHIA GARNETTE	Vice President Legal Affairs and Operations (Principal Financial Officer)	April 12, 2019
Sophia Garnette

/ S / RUSSELL KERN	Executive VP and Chief Scientific Officer and Director	April 12, 2019
Russell Kern

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	April 12, 2019
Donald A. Wright

/ S / PAUL V. MAIER	Director	April 12, 2019
Paul V. Maier

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Years Ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

   International Stem Cell Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation and Subsidiaries (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, under the modified retrospective method.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California

April 12, 2019

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data and par value)

	December 31,	December 31,
	2018	2017
Assets
Cash	$1,075	$304
Accounts receivable, net of allowance for doubtful accounts of $12	651	465
Inventory, net	1,501	1,307
Prepaid expenses and other current assets	543	779
Total current assets	3,770	2,855
Non-current inventory	805	692
Property and equipment, net	469	321
Intangible assets, net	2,674	2,922
Deposits and other assets	78	74
Total assets	$7,796	$6,864
Liabilities and Stockholders' Equity
Accounts payable	$458	$830
Accrued liabilities	579	607
Related party payable	2,045	—
Advances	250	250
Fair value of warrant liability	1,745	3,113
Total current liabilities	5,077	4,800
Long-term deferred rent	182	—
Total liabilities	5,259	4,800
Commitments and contingencies (Note 10)
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $411 and $396 at December 31, 2018 and 2017, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 shares issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 814 and 1,304 issued and outstanding with liquidation preferences of $814 and $1,304 at December 31, 2018 and 2017, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preferences of $4,310	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 6,933,861 and 6,057,132 shares issued and outstanding at December 31, 2018 and 2017, respectively	7	6
Additional paid-in capital	109,188	106,585
Accumulated deficit	(106,663)	(104,532)
Total stockholders' equity	2,537	2,064
Total liabilities and stockholders' equity	$7,796	$6,864

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	December 31,
	2018	2017
Revenues
Product sales	$11,089	$7,456
Total revenues	11,089	7,456
Expenses
Cost of sales	4,069	2,122
Research and development	2,396	2,658
Selling and marketing	2,631	2,405
General and administrative	5,467	5,213
Total expenses	14,563	12,398
Loss from operations	(3,474)	(4,942)
Other income (expense)
Change in fair value of warrant liability	1,368	(1,068)
Interest expense	(48)	(59)
Miscellaneous income	44	—
Miscellaneous expense	(21)	—
Total other income (expense), net	1,343	(1,127)
Loss before provision for income taxes	(2,131)	(6,069)
Provision for income taxes	—	—
Net loss	$(2,131)	$(6,069)
Net loss applicable to common stockholders	$(2,131)	$(6,069)
Net loss per common share-basic	$(0.33)	$(1.46)
Net loss per common share-diluted	$(0.33)	$(1.46)
Weighted average shares outstanding-basic	6,388	4,158
Weighted average shares outstanding-diluted	6,388	4,158

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

(in thousands)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	3,951	$4	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	30	—	—	—	—	—	—	—
for cash	286	—	—	—	—	—	—	—
Conversion of preferred stock	215	—	—	—	—	—	—	—
Conversion of debt	1,575	2	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	—	—
Balance at December 31, 2017	6,057	6	250	—	—	—	5,000	5
Issuance of common stock
for services	10	—	—	—	—	—	—	—
for cash	286	1	—	—	—	—	—	—
from exercise of options	141	—	—	—	—	—	—	—
Conversion of preferred stock	280	—	—	—	—	—	—	—
Issuance of common stock for settlement of trade payables	160	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	—	—
Balance at December 31, 2018	6,934	$7	250	$—	—	$—	5,000	$5

See accompanying notes to consolidated financial statements.

	Convertible Preferred Stock
					Additional		Total
	Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	2	$—	4	$—	$101,898	$(98,463)	$3,444
Issuance of common stock
for services	—	—	—	—	49	—	49
for cash	—	—	—	—	500	—	500
Conversion of preferred stock	(1)	—	—	—	—	—	—
Conversion of debt	—	—	—	—	2,754	—	2,756
Stock-based compensation	—	—	—	—	1,384	—	1,384
Net loss for the year ended December 31, 2017	—	—	—	—	—	(6,069)	(6,069)
Balance at December 31, 2017	1	—	4	—	106,585	(104,532)	2,064
Issuance of common stock
for services	—	—	—	—	15	—	15
for cash	—	—	—	—	499	—	500
from exercise of options	—	—	—	—	160	—	160
Conversion of preferred stock	—	—	—	—	—	—	—
Issuance of common stock for settlement of trade payables	—	—	—	—	248	—	248
Stock-based compensation	—	—	—	—	1,681	—	1,681
Net loss for the year ended December 31, 2018	—	—	—	—	—	(2,131)	(2,131)
Balance at December 31, 2018	1	$—	4	$—	$109,188	$(106,663)	$2,537

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,131)	$(6,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	326
Stock-based compensation expense	1,681	1,384
Common stock issued for services	15	49
Change in fair value of warrant liability	(1,368)	1,068
Allowance for inventory obsolescence	(20)	135
Interest expense on bridge loan from related party	45	56
Gain on settlement of trade payables	(32)	—
Loss on disposal of property and equipment	25	—
Impairment of intangible assets	607	1,175
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(186)	109
Increase in inventory	(287)	(129)
Decrease (increase) in prepaid expenses and other current assets	245	(361)
Increase in deposits and other assets	(4)	(16)
Decrease in accounts payable	(92)	(11)
Increase in accrued liabilities and long-term deferred rent	112	142
Net cash used in operating activities	(1,082)	(2,142)
Investing activities
Purchases of property and equipment	(185)	(112)
Payments for patent licenses and trademarks	(476)	(752)
Net cash used in investing activities	(661)	(864)
Financing activities
Proceeds from a bridge loan from a related party	2,000	2,700
Proceeds from issuance of common stock	500	500
Proceeds from exercise of options	160	—
Payments on financed insurance premiums	(146)	—
Net cash provided by financing activities	2,514	3,200
Net increase in cash	771	194
Cash, beginning of year	304	110
Cash, end of year	$1,075	$304
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$1
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for settlement of trade payables	$248	$—
Conversion of bridge loan from a related party to common stock	$—	$2,756
Financed insurance premiums	$9	$158
Lease incentives received for leasehold improvements and construction in progress	$179	$—

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

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets cosmetic products, utilizing an extract derived from the Company’s human parthenogenetic stem cell and the Company’s proprietary targeted small molecule technology.

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

     Going Concern

The Company has sustained recurring losses and needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. Currently, the Company’s burn rate is approximately $90,000 per month, excluding capital expenditures and patent costs averaging $55,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow and raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations through at least one year from the date the financial statements are available to be issued. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

Basis of Presentation

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company has generated product revenues from the two commercial businesses of $11,089,000 and $7,456,000 for the years ended December 31, 2018 and 2017, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2018 and 2017.

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) methods for Lifeline Cell Technology (LCT) cell culture media and reagents, average cost and specific identification methods for Lifeline Skin Care (LSC) products, and specific identification method for LCT products. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the year end is classified as non-current inventory on the consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2018 and 2017, the Company had an allowance for doubtful accounts totaling $12,000.

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $3,632,000 and $3,763,000 at December 31, 2018 and 2017, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the estimated useful life of the license. Amortization expense for the years ended December 31, 2018 and 2017 amounted to $117,000 and $139,000, respectively, and is included in research and development expense. Accumulated amortization as of December 31, 2018 and 2017 was $958,000 and $841,000, respectively. Additional information regarding patents and patent licenses is included in Note 4. The Company recognized $607,000 and $1.2 million of impairment losses on its intangible assets during the years ended December 31, 2018 and 2017, respectively, due to abandonment of efforts to pursue certain patents or patented technologies.

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

Revenue Recognition

Pursuant to the issuance by the Financial Accounting Standards Board (“FASB”) of Accounting Standards Codification (“ASC”), Revenue Recognition (“ASC 606”), the Company adopted ASC 606 on January 1, 2018 using the modified-retrospective method.

Accordingly, revenue is recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  This principle is applied using the following five-step process:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

Under ASC 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenue disaggregated by segment, product and geography, based on management’s assessment of available data (in thousands):

Biomedical Market:
	Year Ended December 31, 2018
	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Cells	$1,002	$405	$1,407	15%
Media	7,336	516	7,852	85%
Other	18	—	18	0%
Total	$8,356	$921	$9,277	100%

*Outside the United States
	Year Ended December 31, 2017
	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Cells	$1,181	$510	$1,691	33%
Media	2,967	533	3,500	67%
Other	9	—	9	0%
Total	$4,157	$1,043	$5,200	100%

*Outside the United States

Cosmetic Market:
	Year Ended December 31, 2018		Year Ended December 31, 2017
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
ecommerce	$976	54%	$1,098	49%
Professional	836	46%	1,153	51%
International	—	0%	5	0%
Total	$1,812	100%	$2,256	100%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the cosmetics products and biomedical products business segments.  The cosmetic market segment markets and sells a line of luxury skincare products sold through three sales channels: ecommerce, professional, and international.  The ecommerce channel sells direct to customers through online orders, while the professional sales are to spas, salons and other skincare providers.  International sales are primarily through distributors. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, both sold within and outside the United States.

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

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional and international sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations. For cosmetic products, the Company honors a 30-days return policy, but historical returns have been minimal and as such, the estimated allowance for sales returns was none and $10,000 as of December 31, 2018 and December 31, 2017 respectively.

The Company elects to account for shipping and handling as activities to fulfill the promise to transfer the goods.  As a result, no consideration is allocated to shipping and handling.  Rather, the Company accrues the cost of shipping and handling upon shipment of the product, and all contract revenue is recognized at the same time.

      Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. From time to time, the Company offers sales promotions on its skincare products such as discounts and free product offers. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur and updated at the end of each reporting period as additional information becomes available.

      Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of December 31, 2018 and December 31, 2017, accounts receivable, net, totaled $651,000 and $465,000, respectively.  For the year ended December 31, 2018, the Company did not incur material impairment losses with respect to its receivables.

      Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components.  The Company pays commissions on certain sales for its biomedical and cosmetic market(s) once the customer payment has been received, which are accrued at the time of the sale.  The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.  In addition, the Company has elected to exclude sales taxes in consideration of the transaction price.

Allowance for Sales Returns

The Company’s cosmetic products have a 30-day product return guarantee and based on historical rate of returns from the years ended December 31, 2015 through 2017, the Company determined that there is a low probability that returns will occur. The returns that have historically occurred have not been significant and have been recognized as they occur as a reduction of revenue that is recognized as performance obligations are met.  As of December 31, 2018, the Company has no allowance for sales returns compared to the prior year of $10,000.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2018 (in thousands).

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$1,745	$—	$—	$1,745

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

Warrants to purchase
common stock
Beginning balance at December 31, 2016	$2,045
Adjustments to estimated fair value	1,068
Ending balance at December 31, 2017	3,113
Adjustments to estimated fair value	(1,368)
Ending balance at December 31, 2018	$1,745

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable, accrued liabilities, and related party payable as of December 31, 2018 and 2017 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and reporting date and other applicable re-measurement dates in 2018 and 2017 using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At December 31, 2018, there were 1,824,885 vested and 2,542,457 non-vested stock options outstanding and 3,951,052 warrants outstanding; and at December 31, 2017, there were 4,001,469 warrants, and 1,011,590 vested and 1,284,489 non-vested stock options outstanding. These stock options, warrants, and convertible preferred stock were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Refer to Note 6 for convertible preferred stock.

Comprehensive Income

Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820), “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13), which removes the valuation processes for Level 3 fair value measurements and adds the disclosure for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The updated standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company is currently evaluating the impact of the adoption of this accounting standard update.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 makes nonemployee share-based payments to be consistent with the accounting for employee share-based payment awards, which measures the fair value of the payment based on grant date and considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The updated standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material impact on the results of operations.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and requires entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The updated standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standard update.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize “right-of-use” assets and a lease liability for all leases with lease terms of more than 12 months. The Company will be electing an exception from applying the new guidance for any short-term leases or leases with terms less than or equal to 12 months.  Topic 842 requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. In 2018 and 2019, the FASB has issued and incorporated several additional ASUs to provide clarifying guidance associated with the application of certain principles within Topic 842. The effective date will be the first quarter of fiscal year 2019. The Company is electing the “package of practical expedients,” which allows the Company not to reassess under the new guidance, the Company’s prior conclusions about lease identification, classification, and treatment of initial direct costs as well as electing the modified retrospective approach effective January 1, 2019. The Company does not expect the guidance to have a material impact on the results of operations and is currently evaluating the impact of the adoption of this accounting standard update on its balance sheet.

2. Inventory

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$656	$609
Work in process	590	472
Finished goods	1,276	1,154
Total	2,522	2,235
Less: allowance for inventory excess and obsolescence	(216)	(236)
Inventory, net	$2,306	$1,999

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Machinery and equipment	$1,614	$1,459
Computer equipment	251	429
Office equipment	215	214
Leasehold improvements	996	805
Construction in progress	45	—
	3,121	2,907
Less: accumulated depreciation and amortization	(2,652)	(2,586)
Property and equipment, net	$469	$321

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 were $191,000 and $187,000, respectively.

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

Pursuant to the Amendment, all minimum R&D requirements and all milestone payments due to Astellas under the Exclusive License Agreement have been eliminated. The Company will no longer pay any royalties under the ACT IP Agreement and Infigen IP Agreement. The obligation to pay royalties that ranged from 6%-12% under the UMass IP Agreement has been reduced to 0.25% of the net sales of products using technology covered by the UMass IP Agreement; and the obligation to pay a minimum annual license fee of $150,000 has been reduced to $75,000 annually, payable in two installments to Astellas. Total license fees paid were $75,000 for each of the years ended December 31, 2018 and 2017.

As of December 31, 2018, the total amounts capitalized related to the acquired Astellas licenses were $747,000, and $2,885,000 related to other patent acquisition costs and trademarks.

At December 31, 2018, future amortization expense related to the intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2019	$96
2020	79
2021	79
2022	79
2023	79
Thereafter	2,179
Total	$2,591

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime will pay an advance of $250,000 to Lifeline Cell Technology, a wholly-owned subsidiary of International Stem Cell Corporation, to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2018, no revenues were realized from this agreement.

	December 31,	December 31,
	2018	2017
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of December 31, 2018, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities.  The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date.    As of December 31, 2018 and 2017, there were 250,000 shares of the Series B Preferred issued and outstanding.

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

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of December 31, 2018 and 2017, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of December 31, 2018 and 2017, there were 5,000,000 shares of the Series G Preferred issued and outstanding.   On October 2, 2018, the Company issued 160,192 shares of common stock to a trade creditor at $1.75 per share in satisfaction of $280,000 owed to the creditor.  In accordance with the Series G Certificate of Designation, the issuance of common shares at this price triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock to $9.92 per share and 0.10 shares respectively.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of common stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the common stock, and will not have any preferences over the common stock, except that the Series I Preferred Stock shall have preferential liquidation rights over the common stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split, the effectiveness dates of the registration statements and, in certain instances, the six and twelve month anniversaries of the Closing Date. During the years ended December 31, 2018 and 2017, the investors converted 490 and 376 shares respectively, of the Series I Preferred Stock into 280,000 and 214,700 shares respectively, of the Company’s common stock. As of December 31, 2018 and 2017, there were 5,124 and 5,614 shares of Series I Preferred Stock outstanding, respectively.

See Note 9, Stock Options and Warrants, for detailed discussion of the anti-dilution provisions of the Series A and Placement Agent Warrants.

Common Stock Transactions

September 2018 Private Placement

On September 21, 2018, to obtain funding for working capital, the Company entered into a private placement transaction with an accredited investor for the sale of a total of 285,714 shares of the Company’s common stock for an aggregate purchase price of $500,000 at $1.75 per share.

Trade Payables Settlement

On October 2, 2018, the Company issued 160,192 shares of common stock to a trade creditor at $1.75 per share in satisfaction of $280,000 owed to the creditor.  The shares issued in the transaction were issued in a private transaction in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  A gain of $32,000 was recognized on the settlement as other income in the consolidated statement of operations for the year ended December 31, 2018.

Reserved Shares

At December 31, 2018, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,367,342
Options available for future grant	5,082,901
Convertible preferred stock	6,120,725
Warrants	3,951,052
19,522,020

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred, Series I Preferred, and common stock transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loans.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2019 and include annual adjustments to the monthly lease payments. For the years ended December 31, 2018 and 2017, the Company recorded $160,000 and $154,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

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

Between March 6, 2018 and August 8, 2018, to obtain funding for working capital purposes, the Company borrowed a total of $2,000,000 from Dr. Andrey Semechkin and issued an unsecured non-convertible promissory note in the principal amount of $2,000,000 (the “Note”) to Dr. Andrey Semechkin (the “Noteholder”).  The outstanding principal amount under the Note accrued interest at a rate of four percent (4%) per annum.  The Note was due and payable November 1, 2018 and on November 12, 2018, to satisfy the indebtedness incurred on the Note, an amendment to the Note was entered into extending the due date to January 15, 2019.  As of December 31, 2018, the principal amount of $2,000,000 and accrued interest of $45,000 remained outstanding. See Note 12, Subsequent Events.

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2018, net operating loss carryforwards of approximately $67.2 million, which may be applied against future taxable income and will expire in various years through 2038. However, any net operating loss carryforwards generated in 2018 and future years will not expire and are carried forward indefinitely. At December 31, 2017, the Company had net operating loss carryforwards of approximately $64.9 million. The increase in carryforwards for the year ended December 31, 2018 is approximately $2.3 million.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, research and development credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2018 and 2017 follows:

	December 31,	December 31,
	2018	2017
Statutory federal income tax rate	21%	35%
Permanent items	6%	(11)%
State income taxes, net of federal taxes	4%	(7)%
Foreign	(2)%	(3)%
Change in valuation allowance	(27)%	175%
Change in tax rates	0	(189)%
Tax credits claimed	(1)%	0%
Other	(1)%	0%
Effective income tax rate	0%	0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014. The Company does not have any material uncertain tax positions as of December 31, 2018 and 2017. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2018 will materially change in the next 12 months.

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

During the year ended December 31, 2017, the Company had a net decrease in deferred tax asset of $8,819,000. This change is a result of current year activity as well as a change in the federal tax rates.  The change as a result of current year activity is an increase in deferred tax assets of $724,000. This increase was offset by a $9,543,000 decrease due to a remeasurement of the deferred tax asset based on new tax rates established through the Tax Cuts and Jobs Act passed December 22, 2017.  The remeasurement was a provisional estimate under Staff Accounting Bulletin (“SAB”) 118 that could be revised based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies.  This new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because the Company maintains a valuation allowance on the entirety of its deferred tax assets.  However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the deferred tax asset reflected in the tax rate reconciliation below as well as the deferred tax asset listed above.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Net operating loss carryforwards	$17,569	$16,842
Stock based compensation	2,437	2,695
Research and development tax credit	2,729	2,696
Other	260	192
Non-current deferred tax assets	22,995	22,425
Valuation allowances	(22,995)	(22,425)
Net deferred tax assets	$—	$—

The components of the provision for income taxes were as follows:

	December 31,	December 31,
	2018	2017
Current	$—	$—
Deferred	—	—
Total	$—	$—

During the preparation of the 2018 income tax provision, the Company completed its analysis to determine the effect of the Tax Act and recorded no additional adjustments.

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

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity based awards. Awards of up to 9,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.  As of December 31, 2018, 12,634 options remain outstanding and a total of 55,750 options were exercised, canceled, or expired.

Total stock-based compensation expense for the years ended December 31, 2018 and 2017 was comprised of the following (in thousands):

	Years Ended
	December 31,
	2018	2017
Cost of sales	$57	$23
Research and development	641	637
Selling and marketing	54	41
General and administrative	929	683
	$1,681	$1,384

The per share weighted-average grant-date fair value of options granted during the years ended December 31, 2018 and 2017 was $1.17, and $0.93, respectively. Unrecognized compensation expense related to stock options as of December 31, 2018 was $2.8 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2018 and 2017:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.72%	1.95%
Expected stock price volatility	92.68%	96.71%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.70 yrs	5.71 yrs

Additional information regarding options outstanding under our option plans as of December 31, 2018 is as follows:

Options Outstanding				Options Exercisable and Vested
		Weighted Average			Weighted Average
		Remaining			Remaining
	Number	Contractual Life	Weighted Average	Number	Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	(Years)	Exercise Price
$1.09-$1.49	667,059	8.28	$1.11	385,903	8.32	$1.12
$1.50-$1.55	996,944	9.20	$1.51	250,694	9.20	$1.51
$1.56-$1.59	1,354,389	9.62	$1.58	228,138	9.62	$1.58
$1.60-$3.03	452,594	8.22	$2.03	283,299	7.99	$2.09
$3.04-$289.50	883,722	6.91	$13.45	664,217	6.80	$16.65
	4,354,708	8.62	$3.95	1,812,251	8.00	$7.08

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2016	1,460,076	$13.21
Granted	1,145,568	$1.14
Exercised	—	$—
Canceled or expired	(360,295)	$5.80
Outstanding at December 31, 2017	2,245,349	$8.25
Granted	2,568,842	$1.56
Exercised	(140,968)	$1.13
Canceled or expired	(318,515)	$16.21
Outstanding at December 31, 2018	4,354,708	$3.95	8.62 years	$299
Vested and expected to vest at December 31, 2018	4,056,445	$4.12	8.58 years	$290
Exercisable at December 31, 2018	1,812,251	$7.08	8.00 years	$162

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding, vested and exercisable at December 31, 2016	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at December 31, 2017	50,730	$92.31
Granted	—	$—
Exercised	—	$—
Canceled or expired	(38,096)	$93.00
Outstanding, vested and exercisable at December 31, 2018	12,634	$90.23	0.90 years	$—

During the fiscal year ended December 31, 2018, four optionees exercised 140,968 options at a weighted average exercise price of $1.13 for a total exercise price of $160,000.  On the various dates of exercise, the aggregate intrinsic value of the options was $60,000 or a weighted average of $0.42 per share.

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

The following table summarizes the changes in restricted stock award activity and related weighted average grant date fair values for the Company’s awards issued during the years ended December 31, 2018 and 2017:

	Restricted
	Stock Issued
	from the	Weighted
	2006 Plan and	Average Grant Date
	2010 Plan	Fair Value
Unvested at December 31, 2016	—	$—
Granted	30,643	$1.60
Vested	(30,643)	$1.60
Forfeited	—	$—
Unvested at December 31, 2017	—	$—
Granted	9,855	$1.55
Vested	(9,855)	$1.55
Forfeited	—	$—
Unvested at December 31, 2018	—	$—

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2018 and 2017 was approximately $15,000 and $49,000, respectively. The Company recognized approximately $15,000 and $49,000 of stock-based compensation expense related to the restricted stock awards for the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, there was no unrecognized compensation costs related to unvested awards.

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

The following assumptions were used as inputs to the model at December 31, 2018: for the Placement Agent Warrants, stock price of $1.53 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.2%; risk free interest rate on U.S. treasury notes of 2.59%; warrant expiration of 1.29 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the years ended December 31, 2018 and 2017, the Company recorded a net change in fair value of warrant liability of $1,000 income and $0, respectively, in the consolidated statements of operations related to the warrants from the October 2014 financing.

Placement Agent Warrants Price Adjustment – The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective on November 25, 2014.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Placement Agent Warrants were reset at $1.75 per share. As of December 31, 2018, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the consolidated statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Unexercised portions of the Series B and C Warrants have expired unexercised as of December 31, 2018.  Valuation of the Warrants was estimated at issuance and at December 31, 2017 and 2018 using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at December 31, 2018: for Series A Warrants and the Placement Agent Warrants, stock price of $1.53 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 94.2%; risk free interest rate on U.S. treasury notes of 2.48%; warrant expiration of 2.21 years; and a zero dividend rate;  simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the years ended December 31, 2018 and December 31, 2017, the Company recorded a net change in fair value of warrant liability of $1.4 million income and a $1.1 million expense, respectively, in the consolidated statements of operations related to the warrants from the March 2016 financing.

Series A and Placement Agent Warrants Price Adjustment – The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to any reverse stock split, the effectiveness dates of the registration statements and (in certain events) upon the six and twelve month anniversaries of the date of issuance of the Warrants. Pursuant to the terms of a note conversion and stock purchase agreement in December 2017 with Dr. Andrey Semechkin, the exercise price of the Series A Warrants and the Placement Agent Warrants were reset at $1.75 per share.  At December 31, 2018, 3,948,569 of the Series A Warrants and Placement Agent Warrants remained outstanding.

Warrants Issued with Common Stock

2013 Securities Purchase Agreements for Common Stock

In conjunction with the Company’s sale of 67,500 shares of common stock on January 22, 2013, the Company issued warrants convertible into 33,750 shares of common stock at an exercise price of $30.00 per share. The warrants have a five-year term. These warrants were held by Dr. Andrey Semechkin and Dr. Simon Craw, the Company’s Co-Chairman and Chief Executive Officer and the

Company’s former Executive Vice President Business Development, respectively. These warrants expired unexercised in January 2018.

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

Share data related to warrant transactions for the years ended December 31, 2018 and 2017 were as follows:

	Common Stock				Common Stock
	March 2016 Financing				October 2014 Financing
	Series A	Series B	Series C	Placement Agent	Series A	Series B	Series C	Placement Agent
Outstanding, December 31, 2016	3,605,713	—	3,319,999	342,856	—	—	—	2,483
Issued	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited/Cancelled	—	—	(3,319,999)	—	—	—	—	—
Outstanding, December 31, 2017	3,605,713	—	—	342,856	—	—	—	2,483
Issued	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited/Cancelled	—	—	—	—	—	—	—	—
Outstanding, December 31, 2018	3,605,713	—	—	342,856	—	—	—	2,483

	Common Stock			Price per Warrant
					Weighted
	Jan 2013 Financing	Marc 2013 Financing	Total Warrants	Range	Average Exercise Price
Outstanding, December 31, 2016	33,750	16,667	7,321,468	$1.75-30.00	$2.40
Issued	—	—	—	$—	—
Exercised	—	—	—	$—	—
Forfeited/Cancelled	—	—	(3,319,999)	$1.75	$1.75
Outstanding, December 31, 2017	33,750	16,667	4,001,469	$1.75-30.00	$2.94
Issued	—	—	—	$—	—
Exercised	—	—	—	$—	—
Forfeited/Cancelled	(33,750)	(16,667)	(50,417)	$30.00	$30.00
Outstanding, December 31, 2018	—	—	3,951,052	$1.75	$1.75

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

The Company leases a 13,320 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of December 31, 2018, the base rent was approximately $17,000 per month. The lease was amended in October 2018 to increase the square footage from 8,280 square feet to 13,320 for an additional 5,040 square feet.  In addition, the

Company extended the lease to expire in November 2025. The administration space is used to support sales, marketing and accounting. The laboratory is being used to develop and manufacture the Company’s research products. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification systems, temperature controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. On February 22, 2017, the Company extended the term of the lease for an additional three years. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of December 31, 2018, the base rent was approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

The Company incurred rent expense of $322,000 and $345,000 for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018, are as follows (in thousands):

Amount
2019	$491
2020	368
2021	347
2022	220
2023	227
Thereafter	454
Total	$2,107

Customer Concentration

During the year ended December 31, 2018 for the Biomedical market segment, one major customer accounted for approximately 33% and another customer accounted for 24% of consolidated revenues. During the year ended December 31, 2017 for the Biomedical market segment, one major customer accounted for 35% of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the year ended December 31, 2018, one vendor accounted for approximately 21% of consolidated purchases, while during the year ended December 31, 2017, no single vendor accounted for more than 10% of consolidated purchases.

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

Lifeline Skin Care, Inc. for the Cosmetic Market, which develops, manufactures and markets a category of cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and targeted small molecule technology;

Lifeline Cell Technology, LLC for the Biomedical Market, which develops, manufactures and commercializes primary human cell research products including approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	Years Ended
	December 31,
	2018	2017
Revenues:
Cosmetic market	$1,812	$2,256
Biomedical market	9,277	5,200
Total revenues	11,089	7,456
Expenses:
Therapeutic market	5,904	6,391
Cosmetic market	2,637	2,634
Biomedical market	6,022	3,373
Total operating expenses	14,563	12,398
Operating income (loss):
Therapeutic market	(5,904)	(6,391)
Cosmetic market	(825)	(378)
Biomedical market	3,255	1,827
Total loss from operations	$(3,474)	$(4,942)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	Years Ended
	December 31,
	2018	2017
North America	$10,160	$6,347
Asia	612	728
Europe	293	354
All other regions	24	27
Total	$11,089	$7,456

12. Subsequent Events

On January 21, 2019, the Company entered into a Note Conversion Agreement with Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer (the “Conversion Agreement”). The Conversion Agreement provides for the conversion of a total of $1.0 million (representing $1,000,000 of principal and $49,000 of accrued interest, representing all accrued interest on the amount owed to Dr. Semechkin) under the promissory note issued to Dr. Semechkin on August 8, 2018 (the “Original Note”) into a total of 599,222 shares of the Company’s common stock, representing a conversion price of $1.75 per share. Under the Conversion Agreement, the remaining $1,000,000 owed to Dr. Semechkin under the Original Note has been reflected in a new unsecured, non-convertible promissory note in the principal amount of $1,000,000 (the “New Note”). The outstanding principal amount under the New Note accrues interest at a rate of four and one-half percent (4.5%) per annum. The New Note is due and payable on January 15, 2020, but may be pre-paid by the Company without penalty at any time.

On February 28, 2019, the Company granted approximately 1.1 million of stock options to certain employees at an exercise price of $1.51 with 3/36th options vesting on May 28, 2019 and the remaining options in equal monthly installments over a period of 33 months.