Form 10-Q
period 2019-03-31
International Stem Cell CORP
filed 2019-05-15
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(760) 940-6383

(Registrant’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2019 the Registrant had 7,533,083 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Cash	$615	$1,075
Accounts receivable, net of allowance for doubtful accounts of $12	957	651
Inventory, net	1,460	1,501
Prepaid expenses and other current assets	480	543
Total current assets	3,512	3,770
Non-current inventory	792	805
Property and equipment, net	652	469
Intangible assets, net	2,700	2,674
Right-of-use asset	933	—
Deposits and other assets	74	78
Total assets	$8,663	$7,796
Liabilities and Stockholders' Equity
Accounts payable	$806	$458
Accrued liabilities	959	579
Operating lease liability, current	294	—
Related party payable	1,009	2,045
Advances	250	250
Fair value of warrant liability	1,148	1,745
Total current liabilities	4,466	5,077
Long-term deferred rent	—	182
Operating lease liability, net of current portion	1,011	—
Total liabilities	5,477	5,259
Commitments and Contingencies
Stockholders' Equity
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $415 and $411 at March 31, 2019 and December 31, 2018, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 814 issued and outstanding, with liquidation preferences of $814	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preference of $4,310	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 7,533,083 and 6,933,861 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8	7
Additional paid-in capital	110,742	109,188
Accumulated deficit	(107,569)	(106,663)
Total stockholders' equity	3,186	2,537
Total liabilities and stockholders' equity	$8,663	$7,796

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Product sales	$2,218	$2,633
Total revenues	2,218	2,633
Expenses
Cost of sales	841	825
Research and development	653	811
Selling and marketing	692	708
General and administrative	1,521	1,474
Total expenses	3,707	3,818
Loss from operations	(1,489)	(1,185)
Other income (expense)
Change in fair value of warrant liability	597	355
Interest expense	(14)	(2)
Miscellaneous income	—	2
Total other income (expense), net	583	355
Loss before provision for income taxes	(906)	(830)
Provision for income taxes	—	—
Net loss	$(906)	$(830)
Net loss applicable to common stockholders	$(906)	$(830)
Net loss per common share-basic	$(0.12)	$(0.14)
Net (loss) per common share-diluted	$(0.12)	$(0.14)
Weighted average shares-basic	7,400	6,136
Weighted average shares-diluted	7,400	6,136

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

(in thousands)

(Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	6,934	$7	250	$—	—	$—	5,000	$5
Conversion of debt	599	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss for the period ended March 31, 2019	—	—	—	—	—	—	—	—
Balance at March 31, 2019	7,533	$8	250	$—	—	$—	5,000	$5

	Convertible Preferred Stock
					Additional		Total
	Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	1	$—	4	$—	$109,188	$(106,663)	$2,537
Conversion of debt	—	—	—	—	1,048	—	1,049
Stock-based compensation	—	—	—	—	506	—	506
Net loss for the period ended March 31, 2019	—	—	—	—	—	(906)	(906)
Balance at March 31, 2019	1	$—	4	$—	$110,742	$(107,569)	$3,186

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2018

(in thousands)

(Unaudited)

			Convertible Preferred Stock
	Common
	Stock		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	6,057	$6	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	6	—	—	—	—	—	—	—
from exercise of options	82	—	—	—	—	—	—	—
Conversion of preferred stock	50	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss for the period ended March 31, 2018	—	—	—	—	—	—	—	—
Balance at March 31, 2018	6,195	$6	250	$—	—	$—	5,000	$5

\

	Convertible Preferred Stock
					Additional		Total
	Series I-1		Series I-2		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1	$—	4	$—	$106,585	$(104,532)	$2,064
Issuance of common stock
for services	—	—	—	—	8	—	8
from exercise of options	—	—	—	—	90	—	90
Conversion of preferred stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	307	—	307
Net loss for the period ended March 31, 2018	—	—	—	—	—	(830)	(830)
Balance at March 31, 2018	1	$—	4	$—	$106,990	$(105,362)	$1,639

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three
	Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(906)	$(830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	68
Stock-based compensation expense	506	307
Common stock issued for services	—	8
Change in fair value of warrant liability	(597)	(355)
Allowance for inventory obsolescence	3	3
Interest expense on bridge loan from related party	13	1
Loss on disposal of property and equipment	—	1
Impairment of intangible assets	—	111
Amortization of right-of-use asset	18	—
Changes in operating assets and liabilities
Increase in accounts receivable	(306)	(474)
Decrease (increase) in inventory	51	(105)
Decrease in prepaid expenses and other current assets	214	137
Decrease (increase) in deposits and other assets	4	(1)
Increase in accounts payable	348	782
Increase in accrued liabilities	292	299
Net cash used in operating activities	(288)	(48)
Cash flows from investing activities
Purchases of property and equipment	(58)	(57)
Payments for patent licenses and trademarks	(61)	(144)
Net cash used in investing activities	(119)	(201)
Cash flows from financing activities
Proceeds from a bridge loan from a related party	—	350
Proceeds from exercise of stock options	—	90
Payments on financed insurance premiums	(53)	(48)
Net cash (used in) provided by financing activities	(53)	392
Net (decrease) increase in cash	(460)	143
Cash, beginning of period	1,075	304
Cash, end of period	$615	$447
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$—
Supplemental disclosure of non-cash investing and financing activities
Conversion of bridge loan from a related party to common stock	$1,049	$—
Financed insurance premiums	$151	$—
Lease incentives received for construction in progress	$162	$—

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

Lifeline Skin Care, Inc. (“LSC”) was formed in the State of California on June 5, 2009 and is a wholly-owned subsidiary of ISC California. LSC develops, manufactures and markets anti-aging cosmetic products, utilizing an extract derived from the Company’s human parthenogenetic stem cells and the Company’s proprietary small molecule technology.

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

Going Concern

The Company has sustained recurring losses and needs to raise additional working capital. The timing and degree of any future capital requirements will depend on many factors. The Company’s burn rate for the three months ended March 31, 2019 was approximately $96,000 per month, excluding capital expenditures and patent costs averaging $40,000 per month. There can be no assurance that the Company will be successful in maintaining its normal operating cash flow or raising additional funds, and that such cash flows will be sufficient to sustain the Company’s operations at least through one year after the issuance date of the Company’s condensed consolidated financial statements. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern and they do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-K of International Stem Cell Corporation and Subsidiaries for the year ended December 31, 2018.

The unaudited condensed consolidated financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. The unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K. Operating results for interim periods are not necessarily indicative of the operating results for any other interim period or an entire year.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for LCT products. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the current reporting period is classified as non-current inventory on the condensed consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2019 and December 31, 2018, the Company had an allowance for doubtful accounts totaling $12,000.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the asset.

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are recorded at cost of $3,692,000 and $3,632,000 at March 31, 2019 and December 31, 2018, respectively, and are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. Amortization expense for the three months ended March 31, 2019 and 2018 was $35,000 and $27,000, respectively. All amortization expense related to intangible assets is included in general and administrative expense. Accumulated amortization as of March 31, 2019 and December 31, 2018 was $992,000 and $958,000, respectively.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized none and $111,000 of impairment losses on its intangible assets during the three months ended March 31, 2019 and 2018, respectively, due to abandonment of efforts to pursue certain patents or patented technologies.

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

The following table presents the Company's revenue disaggregated by segment, product and geography, based on management's assessment of available data (in thousands):

Biomedical Market:
	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Cells	$172	$100	$272	15%	$243	$141	$384	18%
Media	1,401	117	1,518	85%	1,554	189	1,743	82%
Other	—	—	—	—	8	—	8	0%
Total	$1,573	$217	$1,790	100%	$1,805	$330	$2,135	100%
*Outside the United States

Cosmetic Market:
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
Ecommerce	$215	50%	$291	58%
Professional	213	50%	207	42%
Total	$428	100%	$498	100%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the anti-aging cosmetics products and biomedical products business segments.  The cosmetic market segment markets and sells a line of luxury skincare products sold through two sales channels: ecommerce and professional.  The ecommerce channel sells direct to customers through online orders, while the professional sales are to spas, salons and other skincare providers. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, sold both within and outside the United States.

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

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations. For anti-aging cosmetic products, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of March 31, 2019 and December 31, 2018.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2019, and December 31, 2018, accounts receivable totaled $957,000 and $651,000, respectively.  For the three months ended March 31, 2019 and 2018, the Company did not incur material impairment losses with respect to its receivables.

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

Allowance for Sales Returns

The Company’s cosmetic products have a 30-day product return guarantee and based on historical rate of returns from the years ended December 31, 2015 through 2018, the Company determined that there is a low probability that returns will occur. The returns that have historically occurred have not been significant and have been recognized as they occur as a reduction of revenue that is recognized as performance obligations are met.  As of March 31, 2019 and December 31, 2018, the Company has recorded no allowance for sales returns.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$1,148	$—	$—	$1,148

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Warrants to purchase common stock	$1,745	$—	$—	$1,745

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrants to purchase
common stock
Ending balance at December 31, 2017	$3,113
Adjustments to estimated fair value	(1,368)
Ending balance at December 31, 2018	$1,745
Adjustments to estimated fair value	$(597)
Ending balance at March 31, 2019	$1,148

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, receivables, accounts payable, accrued liabilities and related party note payable as of March 31, 2019 and December 31, 2018 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At March 31, 2019, there were no non-vested shares of restricted stock, 2,140,156 vested and 3,339,031 non-vested stock options outstanding, and 3,951,052 warrants outstanding; and at March 31, 2018, there were no non-vested shares of restricted stock, 1,054,230 vested and 2,040,596 non-vested stock options outstanding, and 3,951,052 warrants outstanding. These stock options, warrants, and convertible preferred stock were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. Refer to Note 6 for convertible preferred stock.

Comprehensive Income

Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended March 31, 2019 and 2018.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 makes nonemployee share-based payments to be consistent with the accounting for employee share-based payment awards, which measures the fair value of the payment based on grant date and considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The updated standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 on January 1, 2019 did not result in a material impact on the Company’s balance sheet or statement of operations.

In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)" ("ASU 2017-11") effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The adoption of ASU 2017-11 on January 1, 2019 did not result in a material impact on the Company’s balance sheet or statement of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize “right-of-use” assets and a lease liability for all leases with lease terms of more than 12 months. The Company elected the exception from applying the new guidance for any short-term leases or leases with terms less than or equal to 12 months. Topic 842 requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. In 2018 and 2019, the FASB has issued and incorporated several additional ASUs to provide clarifying guidance associated with the application of certain principles within Topic

842. The effective date will be the first quarter of fiscal year 2019. The Company elected the “package of practical expedients,” which allowed the Company to not reassess under the new guidance, the Company’s prior conclusions about lease identification, classification, and treatment of initial direct costs as well as electing the modified retrospective approach effective January 1, 2019. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $933,000 and $1,305,000 respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Accounting Pronouncements Being Evaluated

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes the valuation processes for Level 3 fair value measurements and adds the disclosure for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The updated standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this accounting standard update.

2. Inventory

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$670	$656
Work in process	583	590
Finished goods	1,218	1,276
Total	2,471	2,522
Less: allowance for inventory excess and obsolescence	(219)	(216)
Inventory, net	$2,252	$2,306

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$1,599	$1,614
Computer equipment and software	256	251
Office equipment	222	215
Leasehold improvements	996	996
Construction in progress	244	45
	3,317	3,121
Less: accumulated depreciation and amortization	(2,665)	(2,652)
Property and equipment, net	$652	$469

Depreciation expense for the three months ended March 31, 2019 and 2018 was $37,000 and $41,000, respectively.

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

As of March 31, 2019, the total amounts capitalized related to the acquired Astellas licenses were $747,000, and $2,945,000 related to the other patent acquisition costs and trademarks.

At March 31, 2019, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2019 (Remaining nine months)	72
2020	91
2021	91
2022	91
2023	91
Thereafter	2,181
Total	$2,617

5. Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time will pay an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2019, no revenues were realized from this agreement.

	March 31,	December 31,
	2019	2018
BioTime, Inc. (in thousands)	$250	$250

6. Capital Stock

As of March 31, 2019, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The total purchase price received by the Company was $400,000. The Series B Preferred is convertible into shares of common stock at the initial conversion ratio of 0.0134 shares of common stock for each share of Series B Preferred converted (which was established based on an initial conversion price of $75.00 per share), and the Series B Warrants were exercisable at $75.00 per share until five years from the issuance of the Series B Warrants, which expired unexercised in May 2013. The Series B Preferred contain anti-dilution clauses whereby, if the Company issues equity securities or securities convertible into equity at a price below the conversion price of the Series B Preferred, such conversion price shall be adjusted downward to equal the price of the new securities. The Series B Preferred has a priority (senior to the shares of common stock and Series I Preferred) on any sale or liquidation of the Company equal to the purchase price of the Series B Units, plus a liquidation premium of 6% per year. If the Company elects to declare a dividend in any year, it must first pay to the Series B Preferred holder a dividend equal to the amount of the dividend the Series B Preferred holder would receive if the Series B Preferred were converted just prior to the dividend declaration. Each share of Series B

Preferred has the same voting rights as the number of shares of common stock into which it would be convertible on the record date. As of March 31, 2019 and December 31, 2018, there were 250,000 shares of the Series B Preferred issued and outstanding.

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

Ten shares of the Series D Preferred were issued to X-Master Inc., which is a related party and affiliated with the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors, Dr. Andrey Semechkin and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director; and 33 shares of the Series D Preferred were issued to Dr. Andrey Semechkin. As of March 31, 2019 and December 31, 2018, there were 43 shares of the Series D Preferred issued and outstanding.

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

As of March 31, 2019 and December 31, 2018, there were 5,000,000 shares of the Series G Preferred issued and outstanding. On January 21, 2019, the Company issued 599,222 shares of common stock upon conversion of a portion of the Company’s outstanding indebtedness with a principal amount of $1,000,000 and accrued and unpaid interest on the principal of $49,000.  In accordance with the Series G Certificate of Designation, the issuance of Common Shares at the conversion price of $1.75 per share triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock to $9.70 per share and 0.1031 shares, respectively.

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

Subject to certain ownership limitations with respect to the Series I-1 Preferred Stock, the Series I Preferred Stock is convertible at any time into shares of Common Stock at an initial conversion price of $1.75 per share. The Series I Preferred Stock is non-voting, is only entitled to dividends in the event that dividends are paid on the Common Stock, and will not have any preferences over the Common Stock, except that the Preferred Stock shall have preferential liquidation rights over the Common Stock. Other than the Series I-1 Preferred Stock having a beneficial ownership limitation, the Series I-1 Preferred Stock and Series I-2 Preferred Stock are substantially identical. The conversion price of the Series I Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of any future amendment to the certificate of incorporation with respect to a reverse stock split and the effectiveness dates of the registration statements.  As of March 31, 2019 and December 31, 2018, there were 5,124 shares of Series I Preferred Stock outstanding.

See Note 9, Stock Options and Warrants for detailed discussion of the anti-dilution provisions of the Series A Warrants and Placement Agent Warrants.

Reserved Shares

At March 31, 2019, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	5,479,187
Options available for future grant	3,971,056
Convertible preferred stock	6,132,276
Warrants	3,951,052
19,533,571

7. Related Party Transactions

Other than with respect to the purchases of Series D Preferred, Series G Preferred and Series I Preferred Stock transactions discussed above, the Company’s related party transactions were for a facility lease and working capital bridge loans.

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments.  For the three months ended March 31, 2019 and 2018, the Company recorded $40,000, in rent expense that was related to the facility lease arrangement with related parties.

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

On January 21, 2019, the Company entered into a Note Conversion Agreement with Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer (the “Conversion Agreement”). The Conversion Agreement provides for the conversion of a total of $1,049,000 (representing $1,000,000 of principal and $49,000 of accrued interest, representing all accrued interest on the amount owed to Dr. Semechkin through January 21, 2019) under the promissory note issued to Dr. Semechkin on August 8, 2018 into a total of 599,222 shares of the Company’s common stock, representing a conversion price of $1.75 per share. Under the Conversion Agreement, the remaining $1,000,000 owed to Dr. Semechkin under the Note has been reflected in a new unsecured, non-convertible promissory note in the principal amount of $1,000,000 (the “New Note”). The outstanding principal amount under the New Note accrues interest at a rate of four and one-half percent (4.5%) per annum. The New Note is due and payable on January 15, 2020, but may be pre-paid by the Company without penalty at any time. See Note 12, Subsequent Events.

8. Income Taxes

The Company estimated Federal and state tax losses for the current year and recorded a full valuation allowance against all net deferred tax assets. As such, no income tax provision has been recorded for the current period. The Company may be subject to Internal Revenue Code (IRC) Sections 382 and 383, which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Sections 382 and 383, or whether there have been ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future will be significantly limited. There can be no assurances that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the carryforwards.

9. Stock Options and Warrants

Stock Options

The Company adopted the 2006 Equity Participation Plan (as amended the “2006 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 100,000 shares may be granted to employees, directors and consultants under this Plan. The options granted under the 2006 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. The 2006 Plan expired on November 16, 2016. Options and other equity based awards granted prior to the expiration of the 2006 Plan will continue in effect until the option or award is exercised or terminates pursuant to its terms. No new awards may be granted under the 2006 Plan following its expiration.

In April 2010, the Company adopted the 2010 Equity Participation Plan (as amended the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 9,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant. As of March 31, 2019, 12,634 options remain outstanding and a total of 55,750 options were exercised, canceled, or expired.

Total stock-based compensation expense for the three months ended March 31, 2019 and 2018 was comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Cost of sales	$24	$6
Research and development	156	124
Selling and marketing	23	7
General and administrative	303	170
	$506	$307

Unrecognized compensation expense related to stock options as of March 31, 2019 was $3,450,000, which is expected to be recognized over a weighted average period of approximately 2.0 years.

In accordance with applicable authoritative guidance, the Company is required to establish assumptions and estimates of the fair value of stock options granted, as well as use a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.55%	2.68%
Expected stock price volatility	84.80%	95.61%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.77 years	5.76 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2018	4,354,708	$3.95
Granted	1,142,000	$1.51
Exercised	—	$—
Canceled or expired	(30,155)	$1.78
Outstanding at March 31, 2019	5,466,553	$3.45	8.69 years	16
Vested and expected to vest at March 31, 2019	5,065,661	$3.60	8.64 years	$16
Exercisable at March 31, 2019	2,127,522	$6.29	7.88 years	$10

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding, vested and exercisable at December 31, 2018	12,634	$90.23
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at March 31, 2019	12,634	$90.23	0.66 years	$—

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

No restricted stock was awarded for the three months ended March 31, 2019. For the three months ended March 31, 2018 there were 5,527 shares of restricted stock awarded and fully vested at a weighted average grant date fair value of $1.47 per share.

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the three months ended March 31, 2019 and 2018, was none and approximately $8,000, respectively. The Company recognized none and approximately $8,000 of stock-based compensation expense related to the restricted stock awards for the three months ended March 31, 2019 and 2018, respectively.   As of March 31, 2019, there was no unrecognized compensation costs related to unvested awards.

Warrants

Warrants Issued with Preferred Stock

Warrants issued in connection with the October 2014 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Valuation of the Warrants was estimated at issuance and each reporting date using the Monte-Carlo simulation model. As of December 31, 2016, all Series A, B and C Warrants were exercised or expired unexercised.

The following assumptions were used as inputs to the model at March 31, 2019: for the Placement Agent Warrants, stock price of $1.12 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 77.2%; risk free interest rate on U.S. treasury notes of 2.40%; warrant expiration of 1.04 years; and a zero dividend rate; simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three months ended March 31, 2019 and 2018, the Company recorded no material expense or income related to the change in the fair value of warrant liability in the condensed consolidated statements of operations related to the warrants from the October 2014 financing.

Placement Agent Warrants Price Adjustment - The Warrants are immediately exercisable and the exercise price of the Warrants is subject to certain reset adjustments as set forth in the forms of Warrant, including the date of the amendment to the Company’s certificate of incorporation with respect to the reverse stock split, the effectiveness dates of the registration statements and the six and twelve month anniversaries of the date of issuance of the Warrants. The Company’s registration statement on Form S-1 filed on November 3, 2014 with the SEC became effective after amendment on November 25, 2014.  Pursuant to the terms of the respective warrant agreements, the exercise price of the Placement Agent Warrants were reset at $1.75 per share. At March 31, 2019, 2,483 of the Placement Agent Warrants remained outstanding.

Warrants issued in connection with the March 2016 Financing

The Company has accounted for the warrants in accordance with current accounting guidance, which defines how freestanding contracts that are indexed to and potentially settled in a Company’s own stock should be measured and classified. The authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled and are both indexed to and settled in the Company’s common stock can be classified as equity. As the Series A, Series B and Series C Warrants and Placement Agent Warrant agreements did not meet the specific conditions for equity classification, the Company was required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) in the statement of operations upon revaluation of the fair value of warrant liability at each reporting period. Unexercised portions of the Series B and C Warrants expired unexercised as of March 31, 2019. Valuation of the Warrants was estimated at issuance and each reporting date using the Monte-Carlo simulation model.

The following assumptions were used as inputs to the model at March 31, 2019 for Series A Warrants and the Placement Agent Warrants, stock price of $1.12 and warrant exercise price of $1.75 as of the valuation date; the Company’s historical stock price volatility of 77.2%; risk free interest rate on U.S. treasury notes of 2.27%; warrant expiration of 1.96 years; and a zero dividend rate, simulated as a daily interval and anti-dilution impact if the Company had to raise capital below $1.75 per share.

During the three months ended March 31, 2019 and 2018, the Company recorded a net change in fair value of warrant liability income of $597,000 and $355,000, respectively in the condensed consolidated statements of operations related to the warrants from the March 2016 financing.

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

Share data related to warrant transactions through March 31, 2019 were as follows:

	Common Stock		Common Stock		Price per Warrant
	March 2016 Financing		October 2014 Financing				Weighted
		Placement	Placement	Total			Average
	Series A	Agent	Agent	Warrants	Range		Exercise Price
Outstanding, December 31, 2018	3,605,713	342,856	2,483	3,951,052		$1.75	$1.75
Forfeited/Cancelled				—	$		$
Outstanding, March 31, 2019	3,605,713	342,856	2,483	3,951,052		$1.75	$1.75

10. Commitments and Contingencies

Leases

The Company has established its primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. The current lease for this facility expires in December 2021, with the Company’s option to terminate the lease on January 1, 2020 upon a six-month advanced notice. The current base rent is approximately $10,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for the Company’s stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

The Company leases a 13,320 square foot manufacturing facility in Frederick, Maryland, which is used for laboratory and administrative purposes. As of March 31, 2019, the base rent was approximately $17,000 per month. The lease was amended in October 2018 to increase the square footage from 8,280 square feet to 13,320 for an additional 5,040 square feet. In addition, the Company extended the lease to expire in November 2025. The administration space is used to support sales, marketing and accounting. The laboratory is being used to develop and manufacture the Company’s research products. The manufacturing laboratory space has clean rooms and is fitted with the necessary water purification systems, temperature-controlled storage, labeling equipment and other standard manufacturing equipment to manufacture, package, test, store, and distribute cell culture products.

On February 25, 2011, the Company entered into a lease agreement (the “Lease Agreement”) with S Real Estate Holdings LLC to allow the Company to expand into new corporate offices located at 5950 Priestly Drive, Carlsbad, California. The building is used for administrative purposes, but could also be used for research and development purposes if such space is needed in the future. The lease initially covered approximately 4,653 square feet, starting on March 1, 2011, and was amended to cover approximately 8,199 square feet effective July 1, 2011, and to cover approximately 9,848 square feet effective January 1, 2013. The lease expired on February 29, 2016, and the Company extended the term of the lease for one year. On February 22, 2017, the Company extended the term of the lease for an additional three years. The Company began paying rent at an initial rate of approximately $5,000 per month and the rate was amended effective July 1, 2011 and January 1, 2013 to account for additional square footage occupied by the Company. As of March 31, 2019, the base rent is approximately $13,000 per month. The monthly base rent will increase by 3% annually on the anniversary date of the agreement. The Company is also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

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

These operating leases are included in "right-of-use asset" on the Company's March 31, 2019 balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in ”operating lease liabilities, current” and “operating lease liabilities, net of current portion” on the Company's March 31, 2019 balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $933,000 and $1,305,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

Three months ended March 31, 2019
Cash paid for operating lease liabilities	$119
Right-of-use assets obtained in exchange for new operating lease obligations	$933
Weighted-average remaining lease term (years)	5.16
Weighted average discount rate	17.38%

Maturities of lease liabilities as of March 31, 2019 were as follows :
2019 (remaining months)	$372
2020	369
2021	347
2022	220
2023	227
Thereafter	454
1,989
Less: present value adjustments	(684)
Total lease liabilities	$1,305

Current operating lease liabilities	$294
Non-current operating lease liabilities	1,011
Total operating lease liabilities	$1,305

The Company incurred rent expense of $140,000 and $87,000 for the three months ended March 31, 2019 and 2018, respectively.

Customer Concentration

During the three months ended March 31, 2019 and 2018, for the biomedical market segment, one customer accounted for 42% and 37% of consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the three months ended March 31, 2019 and 2018, no single vendor accounted for more than 10% of consolidated purchases.

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

Lifeline Skin Care, Inc. for the anti-aging cosmetic market, develops, manufactures and markets a category of anti-aging cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;

Lifeline Cell Technology, LLC for the biomedical market, develops, manufactures and commercializes primary human cell research products including over 201 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Anti-aging cosmetic market	$428	$498
Biomedical market	1,790	2,135
Total revenues	2,218	2,633
Operating expenses:
Therapeutic market	1,658	1,816
Anti-aging cosmetic market	603	704
Biomedical market	1,446	1,298
Total operating expenses	3,707	3,818
Operating income (loss):
Therapeutic market	(1,658)	(1,816)
Anti-aging cosmetic market	(175)	(206)
Biomedical market	344	837
Total operating loss	$(1,489)	$(1,185)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California, and Melbourne, Australia and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual countries within the region to which the product was shipped (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
North America	$1,997	$2,303
Asia	129	238
Europe	89	86
All other regions	3	6
Total	$2,218	$2,633

12. Subsequent Events

On April 17, 2019 to obtain funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note in the amount of $1,800,000 to Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. Dr. Andrey Semechkin surrendered a promissory note from the Company for $1,000,000 and provided an additional $800,000 of funds to the Company.  The outstanding principal amount accrues interest at a rate of four and a half Percent (4.5%) per annum and is due and payable January 15, 2020 but may be pre-paid by the Company without penalty at any time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2018. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward looking statements are discussed in Item 1A of Part II of this report.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $2.2 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the twelfth subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the phase I clinical study by the second quarter of 2020.

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

In October 2016 we announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the pre-clinical study in Theranostics, a prestigious peer-reviewed medical journal.  The publication titled, “Human parthenogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model,” demonstrated that the clinical-grade neural stem cells used in our Parkinson’s disease clinical trial, ISC-hpNSC® , significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

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

Results of Operations

Revenues

Revenue for the three months ended March 31, 2019, totaled $2.22 million, compared to $2.63 million for the three months ended March 31, 2018. LCT contributed $1.79 million or 81% of total revenue for the three months ended March 31, 2019, compared to $2.14 million or 81% for the three months ended March 31, 2018. The decrease of $345,000 or 16% in LCT’s revenue for 2019 was driven primarily by a decrease in sales of media for the period. LSC’s revenue of $428,000 for the three months ended March 31, 2019 accounted for 19% of total revenue, compared to $498,000 or 19% of total revenue for the three months ended March 31, 2018. The decrease of $70,000 or 14% in LSC’s revenue consists primarily of a decrease of $67,000 in ecommerce sales.

Cost of sales

Cost of sales for the three months ended March 31, 2019 was $841,000 or 38% of revenue, compared to $825,000 or 31% of revenue for the three months ended March 31, 2018. LCT’s cost of sales as a percentage of LCT’s revenue increased approximately nine percentage points and LSC’s cost of sales as a percentage of LSC’s revenue decreased approximately two percentage points. LCT’s cost of sales for the three months ended March 31, 2019 was $766,000 or 43% of LCT’s revenue, compared to $729,000 or 34% of LCT’s revenue for the three months ended March 31, 2018. The increase in cost of sales percentage for LCT is primarily due to change in product sales mix for the three months ended March 31, 2019, compared to the corresponding period in 2018. LSC’s cost of sales was $75,000 or 18% of LSC’s revenue for the three months ended March 31, 2019, compared to $96,000 or 19% of LSC’s revenue for the three months ended March 31, 2018. The decrease in cost of sales for LSC is a direct result of the decrease in sales.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses were $653,000 for the three months ended March 31, 2019, compared to $811,000 for the same period in 2018. The decrease of $158,000 in R&D expenditures is primarily the result of decreased clinical trial costs of $95,000 and decreased consulting costs of $85,000.

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

Selling and Marketing Expense

Selling and marketing expenses for the three months ended March 31, 2019 were $692,000, compared to $708,000 in the three months ended March 31, 2018. The decrease of $16,000 or 2% is primarily due to decreased payroll costs of $51,000 combined with increases in stock-based compensation of $16,000 and advertising and trade show costs of $18,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $1.52 million compared to $1.47 million for the same period in 2018. The increase of $47,000 or 3% is primarily due to increased stock-based compensation expenses of $133,000, and consulting costs of $36,000 partially offset by decreased patent impairment costs of $111,000.

Other Income/Expense

Other income was $583,000 for the three months ended March 31, 2019, compared to other income of $355,000 for the three months ended March 31, 2018. The increase of $228,000 in other income is primarily due to the change in the fair value of the warrant liability as compared to March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, our cash balance totaled $615,000, compared to $1,075,000 as of December 31, 2018. At March 31, 2019, we had a working capital deficit of $954,000, compared to a $1.31 million deficit as of December 31, 2018. The $353,000 decrease in working capital deficit is primarily due to $306,000 increase in accounts receivable and a decrease of $1,036,000 in related party payable partially offset by $460,000 decrease in cash, 348,000 increase in accounts payable, $294,000 increase in current operating lease liabilities, a $380,000 increase in accrued expenses and a $597,000 decrease in the fair value of warrant liability.

Operating Cash Flows

Net cash used in operating activities was $288,000 for the three months ended March 31, 2019, compared to $48,000 for the corresponding period in 2018. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $891,000, increase in accounts receivable of $306,000, decrease in in prepaid expenses and other current assets of $214,000, increase in accounts payable of $348,000 and increase in accrued liabilities of 292,000 for the three months ended March 31, 2019, compared to $686,000 net loss after non-cash adjustments, increase in accounts receivable of 474,000, increase in accounts payable of 782,000 and increase in accrued liabilities of $299,000 for the three months ended March 31, 2018.

Investing Cash Flows

Net cash used in investing activities was $119,000 for the three months ended March 31, 2019, compared to $201,000 in the same period in 2018. The decrease was primarily the result of lower payments for patent licenses and trademarks of $83,000.

Financing Cash Flows

Net cash used in financing activities was $53,000 for the three months ended March 31, 2019, compared to $392,000 provided by financing activities in the same period in 2018. During the three months ended March 31, 2019, $53,000 was used on payments towards financed insurance premiums. During the three months ended March 31, 2018, $350,000 was received from a bridge loan from a related party having a maturity date of November 1, 2018 and $90,000 from option exercises. These inflows were partially offset by payments made on financed insurance premiums of $48,000.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the three months ended March 31, 2019, our average burn rate was approximately $96,000 per month, excluding capital expenditures and patent costs averaging $40,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, Management concluded that, at March 31, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company’s; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

During the period ended March 31, 2019, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the period ended March 31, 2019 was approximately $96,000 per month excluding capital expenditures and patent costs averaging $40,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, we might not be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. We may be required to defend ourselves in court against allegations of infringement of third-party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

Our business depends in part on licenses from third parties. These third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely affected adversely.

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

During the period ended March 31, 2019, we derived approximately 42% of our revenues from one customer.

During the period ended March 31, 2019, one customer accounted for 42% of our consolidated revenues. To the extent that this significant customers reduce or delay its purchases from us or terminate its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of March 31, 2019, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 80% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of March 31, 2019. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.70 per share as of March 31, 2019). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, our Chief Executive Officer and Co-Chairman, pursuant to which those purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, and the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for one year from the date of issuance. As of March 31, 2019, we had 5,124 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At March 31, 2019, there were 3,951,052, warrants, for which we have reserved 3,951,052 shares of common stock, and 2,140,156 vested and 3,339,031 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

4.7	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
4.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).
10.1	Note Conversion Agreement, dated January 21, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 23, 2019).
10.2	Form of Note issued on April 17, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on April 22, 2019).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 15, 2019
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)