Form 10-Q
period 2019-06-30
International Stem Cell CORP
filed 2019-08-27
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(760) 940-6383

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

As of August 22, 2019 the Registrant had 7,533,083 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Cash	$595	$1,075
Accounts receivable, net	976	651
Inventory, net	1,317	1,501
Prepaid expenses and other current assets	440	543
Total current assets	3,328	3,770
Non-current inventory	784	805
Property and equipment, net	697	469
Intangible assets, net	2,790	2,674
Right-of-use asset	849	—
Deposits and other assets	93	78
Total assets	$8,541	$7,796
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Accounts payable	$731	$458
Accrued liabilities	548	579
Operating lease liability, current	265	—
Related party payable	1,827	2,045
Advances	250	250
Warrant liability	837	1,745
Total current liabilities	4,458	5,077
Long-term deferred rent	—	182
Operating lease liability, net of current portion	974	—
Total liabilities	5,432	5,259
Commitments and Contingencies
Series D Redeemable Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,300 at June 30, 2019	4,300	—
Stockholders' Equity (Deficit)
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $420 and $411 at June 30, 2019 and December 31, 2018	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,320 at December 31, 2018	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000 at June 30, 2019 and December 31, 2018	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 814 issued and outstanding, with liquidation preferences of $814 at June 30, 2019 and December 31, 2018	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preference of $4,310 at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 7,533,083 and 6,933,861 shares issued and outstanding at June 30, 2019 and December 31, 2018	8	7
Additional paid-in capital	102,476	109,188
Accumulated deficit	(103,680)	(106,663)
Total stockholders' equity (deficit)	(1,191)	2,537
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$8,541	$7,796

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Product sales	$2,321	$3,038	$4,539	$5,671
Total revenues	2,321	3,038	4,539	5,671
Expenses
Cost of sales	857	1,095	1,698	1,920
Research and development	268	452	921	1,263
Selling and marketing	739	624	1,430	1,332
General and administrative	1,398	1,234	2,920	2,707
Total expenses	3,262	3,405	6,969	7,222
Loss from operations	(941)	(367)	(2,430)	(1,551)
Other income (expense)
Change in fair value of warrant liability	311	(21)	908	334
Interest expense	(20)	(7)	(34)	(9)
Miscellaneous income	2	1	2	2
Total other income (expense), net	293	(27)	876	327
Net loss	$(648)	$(394)	$(1,554)	$(1,224)
Net loss applicable to common stockholders	$(648)	$(394)	$(1,554)	$(1,224)
Net loss per common share-basic	$(0.09)	$(0.06)	$(0.21)	$(0.20)
Net loss per common share-diluted	$(0.09)	$(0.06)	$(0.21)	$(0.20)
Weighted average shares-basic	7,533	6,225	7,467	6,181
Weighted average shares-diluted	7,533	6,225	7,467	6,181

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
	Series D		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018			250	$—	—	$—	5,000	$5
Out of period correction (Note 2)	—	4,300	—	—	—	—	—	—
Conversion of debt	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at March 31, 2019 (As revised)	—	$4,300	250	$—	—	$—	5,000	$5
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at June 30, 2019	—	$4,300	250	$—	—	$—	5,000	$5

	Convertible Preferred Stock				Common		Additional		Total
	Series I-1		Series I-2		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	1	$—	4	$—	$6,934	$7	$109,188	$(106,663)	$2,537
Out of period correction (Note 2)	—	—	—	—	—	—	(8,837)	4,537	(4,300)
Conversion of debt	—	—	—	—	599	1	1,048	—	1,049
Stock-based compensation	—	—	—	—	—	—	506	—	506
Net loss	—	—	—	—	—	—	—	(906)	(906)
Balance at March 31, 2019 (As revised)	1	$—	4	$—	$7,533	$8	$101,905	$(103,032)	$(1,114)
Stock-based compensation	—	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	—	(648)	(648)
Balance at June 30, 2019	1	$—	4	$—	$7,533	$8	$102,476	$(103,680)	$(1,191)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

Convertible Preferred Stock
	Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	—	—	—	—	—	—
from exercise of options	—	—	—	—	—	—
Conversion of preferred stock
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at March 31, 2018	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	—	—	—	—	—	—
from exercise of options	—	—	—	—	—	—
Conversion of preferred stock
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at June 30, 2018	250	$—	—	$—	5,000	$5

	Convertible Preferred Stock				Common		Additional		Total
	Series I-1		Series I-2		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1	$—	4	$—	6,057	$6	$106,585	$(104,532)	$2,064
Issuance of common stock
for services	—	—	—	—	6	—	8	—	8
from exercise of options	—	—	—	—	82	—	90	—	90
Stock-based compensation	—	—	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	—	—	(830)	(830)
Balance at March 31, 2018	1	$—	4	$—	6,195	$6	$106,990	$(105,362)	$1,639
Issuance of common stock
for services	—	—	—	—	4	—	7	—	7
from exercise of options	—	—	—	—	27	—	34	—	34
Stock-based compensation	—	—	—	—	—	—	357	—	357
Net loss	—	—	—	—	—	—	—	(394)	(394)
Balance at June 30, 2018	1	$—	4	$—	6,296	$6	$107,388	$(105,756)	$1,643

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,554)	$(1,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	140
Stock-based compensation expense	1,077	664
Common stock issued for services	—	15
Change in fair value of warrant liability	(908)	(334)
Allowance for inventory obsolescence	22	32
Interest expense on bridge loan from related party	30	8
Loss on disposal of property and equipment	—	1
Impairment of intangible assets	—	204
Changes in operating assets and liabilities
Accounts receivable	(325)	(1,149)
Inventory	184	(433)
Prepaid expenses and other current assets	254	212
Deposits and other assets	(16)	10
Right-of-use assets under lease obligations	158	—
Accounts payable	273	987
Accrued liabilities	(66)	309
Operating lease liabilities	(150)	—
Net cash used in operating activities	(883)	(558)
Cash flows from investing activities
Purchases of property and equipment	(113)	(149)
Payments for patent licenses and trademarks	(178)	(247)
Net cash used in investing activities	(291)	(396)
Cash flows from financing activities
Proceeds from a bridge loan from a related party	800	1,100
Proceeds from exercise of stock options	—	124
Payments on financed insurance premiums	(106)	(97)
Net cash provided by financing activities	694	1,127
Net (decrease) increase in cash	(480)	173
Cash, beginning of period	1,075	304
Cash, end of period	$595	$477
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$—
Supplemental disclosure of non-cash investing and financing activities
Conversion of bridge loan from a related party to common stock	$1,049	$—
Financed insurance premiums	$151	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization and Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is publicly traded in OTC QX. The Company is a research and development company, for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. The Company has the following wholly-owned subsidiaries:

•

Lifeline Cell Technology, LLC ("LCT”) – for the biomedical market, develops, manufactures and commercializes primary human cell research products including over 208 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells;

•

Lifeline Skin Care, Inc. ("LSC”) – for the anti-aging cosmetic market, develops, manufactures and markets a category of anti-aging cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;

•

Cyto Therapeutics Pty. Ltd. ("Cyto Therapeutics”) – performs research and development for the Therapeutic Market and is currently conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on April 19, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries after intercompany balances and transactions have been eliminated.

Liquidity and Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company has an accumulated deficit of approximately $103.7 million as of June 30, 2019 and has incurred net losses and has had negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Based on cash on-hand at June 30, 2019 of $595,000 and anticipated cash burn, the Company estimates it has existing resources to fund the Company’s principal operations into the second half of 2019. There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company will need to obtain significant additional capital from sources including the exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain its operations and develop products.

The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs in 2019 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in research and development programs;
•

the magnitude and scope of the Company’s research and development programs and its ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	the number and type of product candidates that the Company decides to pursue.

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to stockholders. Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish rights to some of its technologies, product candidates or products that the Company would otherwise seek to develop and commercialize on its own. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product initiatives.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of June 30, 2019 and December 31, 2018, the Company had an allowance for doubtful accounts totaling $12,000.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“Bio Time”), where Bio Time paid an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2019, no revenues were realized from this agreement.

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

Intangible Assets

Intangible assets consist of acquired research and development rights used in research and development, and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. All amortization expense related to intangible assets is included in general and administrative expense.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized no impairment losses on its intangible assets during the six months ended June 30, 2019 and $204,000 of impairment losses on its intangible assets during the six months ended June 30, 2018 due to abandonment of efforts to pursue certain patents or patented technologies.

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

The following table presents the Company's revenue disaggregated by segment, product and geography, based on management's assessment of available data (in thousands):

Biomedical Market:
	Three Months Ended June 30, 2019				Three Month Ended June 30, 2018
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Cells	$283	$86	$369	20%	$304	$63	$367	14%
Media	1,357	121	1,478	80%	2,162	116	2,278	86%
Other	3	—	3	—	5	—	5	0%
Total	$1,643	$207	$1,850	100%	$2,471	$179	$2,650	100%

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Cells	$455	$186	$641	18%	$547	$204	$751	16%
Media	2,758	237	2,995	82%	3,716	305	4,021	84%
Other	3	—	3	—	14	—	14	0%
Total	$3,216	$423	$3,639	100%	$4,277	$509	$4,786	100%

*Outside the United States

Cosmetic Market:
	Three Months Ended June 30, 2019		Three Month Ended June 30, 2018
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
Ecommerce	$225	48%	$238	61%
Professional	246	52%	150	39%
Total	$471	100%	$388	100%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
Ecommerce	$440	49%	$571	65%
Professional	460	51%	314	35%
Total	$900	100%	$885	100%

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

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations. For anti-aging cosmetic products, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of June 30, 2019 and December 31, 2018.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of June 30, 2019 and December 31, 2018, accounts receivable totaled $976,000 and $651,000, respectively.  For the six months ended June 30, 2019 and 2018, the Company did not incur material impairment losses with respect to its receivables.

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

Allowance for Sales Returns

The Company’s cosmetic products have a 30-day product return guarantee and based on historical rate of returns, the Company determined that there is a low probability that returns will occur. The returns that have historically occurred have not been significant and have been recognized as they occur as a reduction of revenue that is recognized as performance obligations are met.  As of June 30, 2019 and December 31, 2018, the Company recorded no allowance for sales returns.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with stock options and other stock-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Total	Level 1	Level 2	Level 3
Warrant Liabilities
Balance as of June 30, 2019	$837	$—	$—	$837
Balance as of December 31, 2018	1,745	—	—	1,745

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrant
Liability
Ending balance at December 31, 2018	$1,745
Adjustments to estimated fair value	(908)
Ending balance at June 30, 2019	$837

Warrant Liability

We are required to recognize warrant agreements as a liability since they did not meet the specific conditions for equity classification and therefore we need to recognize the fair value.  The fair value of the warrant liability is calculated using the Monte-Carlo simulation model, which requires the use of certain estimates.  The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations. The following assumptions were used as inputs to the model:

	Six Months Ended June 30,
	2019	2018
Significant assumptions:
Risk-free interest rate	1.79% - 1.98%	2.49% - 2.60%
Volatility	71.6%	68.9%
Term to expiration	0.79 - 1.71 years	1.79 - 2.71 years
Subsequent financing	90%	90%

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, allowance for excess and obsolete inventories, allowance for sales returns and doubtful accounts, and transactions using the Black-Scholes option pricing model, e.g., stock options, as well as the Monte-Carlo valuation method for warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, receivables, accounts payable, accrued liabilities and related party note payable as of June 30, 2019 and December 31, 2018 approximate their fair values because of the short-term nature of those instruments. The fair value of warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation method.

Income (Loss) Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents, which would arise from conversion of convertible preferred stock and exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

For the periods below, these stock options, warrants, and convertible preferred stock were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

	Three and Six Months Ended June 30,
	2019	2018
Options outstanding	5,669,933	3,209,895
Convertible preferred stock	6,132,276	6,272,076
Warrants outstanding	3,951,052	3,951,052

Comprehensive Income

Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the six months ended June 30, 2019 and 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize “right-of-use” assets and a lease liability for all leases with lease terms of more than 12 months. The Company elected the exception from applying the new guidance for any short-term leases or leases with terms less than or equal to 12 months. Topic 842 requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. In 2018 and 2019, the FASB has issued and incorporated several additional ASUs to provide clarifying guidance associated with the application of certain principles within Topic 842. The effective date will be the first quarter of fiscal year 2019. The Company elected the “package of practical expedients,” which allowed the Company to not reassess under the new guidance, the Company’s prior conclusions about lease identification, classification, and treatment of initial direct costs as well as electing the modified retrospective approach effective January 1, 2019. At adoption, total right-of-use assets and operating lease liabilities were approximately $1,180,000 and $1,389,000 respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (CECL) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. The Company is currently evaluating the impact of the adoption of this ASU, which will be effective for the Company as of January 1, 2020.

2. Correction of Immaterial Misstatements in the Financial Statements for the Year Ended December 31, 2018

During the quarter ended June 30, 2019, the Company determined that the Series D Preferred Stock has a contingent redemption feature. As this feature may trigger the redemption of the convertible preferred stock is not solely within the Company’s control, the convertible preferred stock should be classified in temporary equity (outside of permanent equity) on the Company’s consolidated balance sheet as of December 31, 2018. The June 30, 2019 consolidated balance sheet has been corrected by classifying the Series D redeemable convertible preferred stock within temporary equity from additional paid-in capital in the amount of $4.3 million. The Company also determined that the beneficial conversion feature was previously incorrectly recorded in accumulated deficit instead of additional paid-in capital in the amount of $4.5 million. This error has also been corrected in the June 30, 2019 consolidated balance sheet. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded the errors were not material to any of the previously issued financial statements from 2009 through 2018 and will correct this error prospectively.

3. Inventory

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$659	$656
Work in process	534	590
Finished goods	1,146	1,276
Total	2,339	2,522
Less: allowance for inventory excess and obsolescence	(238)	(216)
Total current and non-current inventory, net	$2,101	$2,306

Inventory, net	$1,317	$1,501
Non-current inventory	784	805
Total current and non-current inventory, net	$2,101	$2,306

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$1,600	$1,614
Computer equipment and software	257	251
Office equipment	225	215
Leasehold improvements	1,270	996
Construction in progress	47	45
	3,399	3,121
Less: accumulated depreciation and amortization	(2,702)	(2,652)
Property and equipment, net	$697	$469

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $37,000 and $44,000 respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $75,000 and $85,000, respectively.

5. Intangible Assets

Intangible Assets consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Patents and Trademarks	$3,810	$3,632
Less: accumulated amortization	(1,020)	(958)
Intangible assets, net	$2,790	$2,674

Amortization expense for the three months ended June 30, 2019 and 2018 was $28,000. Amortization expense for the six months ended June 30, 2019 and 2018 was $62,000 and $55,000, respectively.

6. Capital Stock

As of June 30, 2019, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Capital Transactions

On January 21, 2019, the Company issued 599,222 shares of common stock upon conversion of a portion of the Company’s outstanding indebtedness with a principal amount of $1,000,000 and accrued and unpaid interest on the principal of $49,000 (See Note 6 for details on the conversion).  In accordance with the Series G Certificate of Designation, the issuance of Common Shares at the conversion price of $1.75 per share triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock from $9.92 per share and 0.1008 shares to $9.70 per share and 0.1031 shares, respectively. The deemed dividend as a result of the down-round adjustment was trivial.

Reserved Shares

At June 30, 2019, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	5,669,933
Shares available for future grant under the 2010 Equity Participation Plan	3,777,919
Convertible preferred stock	6,132,276
Warrants	3,951,052
Total	19,531,180

7. Related Party Transactions

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments.  For the six months ended June 30, 2019 and 2018, the Company recorded $80,000 in rent expense that was related to the facility lease arrangement with related parties.

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

On January 21, 2019, the Company entered into a Note Conversion Agreement with Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer (the “Conversion Agreement”). The Conversion Agreement provides for the conversion of a total of $1,049,000 (representing $1,000,000 of principal and $49,000 of accrued interest, representing all accrued interest on the amount owed to Dr. Semechkin through January 21, 2019) under the promissory note issued to Dr. Semechkin on August 8, 2018 into a total of 599,222 shares of the Company’s common stock, representing a conversion price of $1.75 per share, which was greater than the fair value of common stock on the date of conversion at a price of $1.60 per share. Dr. Semechkin took less than fair value to avoid further dilution by triggering down-round adjustments to outstanding warrants and convertible preferred stock. Due to Dr. Semechkin’s role in the Company and controlling interest in the Company, no gain was recorded by the Company upon conversion and the excess was recorded within additional paid-in capital due to the absence of retained earnings. Under the Conversion Agreement, the remaining $1,000,000 owed to Dr. Semechkin under the Note has been reflected in a new unsecured, non-convertible promissory note in the principal amount of $1,000,000 (the “New Note”). The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The New Note is due and payable on January 15, 2020, but may be pre-paid by the Company without penalty at any time.

On April 17, 2019 to obtain additional funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note (the “New Promissory Note”) in the amount of $1,800,000 to Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. Dr. Andrey Semechkin surrendered an existing promissory note from the Company for $1,000,000 and provided an additional $800,000 of funds to the Company.  The outstanding principal amount accrues interest at a rate of 4.5% per annum and is due and payable, on January 15, 2020 but may be pre-paid by the Company without penalty at any time.

8. Stock Options and Warrants

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

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant. As of June 30, 2019, 12,634 options remain outstanding and a total of 55,750 options were exercised, canceled, or expired.

Total stock-based compensation expense for the three months ended June 30, 2019 and 2018 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$30	$9	$54	$15
Research and development	155	151	310	275
Selling and marketing	34	9	57	16
General and administrative	353	188	656	358
	$572	$357	$1,077	$664

Unrecognized compensation expense related to stock options as of June 30, 2019 was $3,111,000, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.44%	2.69%
Expected stock price volatility	84.95%	95.80%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.71 years	5.71 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2018	4,354,708	$3.95
Granted	1,345,964	$1.44
Exercised	—	$—
Canceled or expired	(43,373)	$7.23
Outstanding at June 30, 2019	5,657,299	$3.33	8.50 years	$—
Vested and expected to vest at June 30, 2019	5,325,829	$3.44	8.46 years	$—
Exercisable at June 30, 2019	2,625,467	$5.33	7.86 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding, vested and exercisable at December 31, 2018	12,634	$90.23
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at June 30, 2019	12,634	$—	0.41 years	$—

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

No restricted stock was awarded for the six months ended June 30, 2019. For the six months ended June 30, 2018, there were 9,855 shares of restricted stock awarded and fully vested at a weighted average grant date fair value of $1.55 per share.

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the six months ended June 30, 2019 and 2018, was none and approximately $15,000 respectively. The Company recognized none and approximately $15,000 of stock-based compensation expense related to the restricted stock awards for the six months ended June 30, 2019 and 2018, respectively.   As of June 30, 2019, there was no unrecognized compensation costs related to unvested awards.

Warrants Issued with Common Stock

Share data related to warrant transactions through June 30, 2019 were as follows:

	Common Stock March 2016 Financing	Common Stock October 2014 Financing	Total Warrants	Exercise Price
Outstanding, December 31, 2018	3,948,569	2,483	3,951,052	$1.75
Forfeited/Cancelled	—	—	—
Outstanding, June 30, 2019	3,948,569	2,483	3,951,052	$1.75

Expiration Date	March 15, 2021	April 14, 2020

9. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•	Carlsbad, California – corporate offices with a term date of February 2020 and leased from a related party (see also Note 6),
•

Oceanside, California – primary research facility and laboratory space with a term date of December 2021 with the Company’s option to terminate the lease on January 1, 2020 upon a six-month advanced notice,

•	Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

These operating leases are included in "right-of-use asset" on the Company's June 30, 2019 balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in “operating lease liabilities, current” and “operating lease liabilities, net of current portion” on the Company's June 30, 2019 balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $849,000 and $1,239,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs	$113	$253
Cash paid for operating lease liabilities	118	236
Right-of-use assets obtained in exchange for new operating lease obligations	—	1,389
Weighted-average remaining lease term (years)		5.07
Weighted average discount rate		17.46%

Maturities of lease liabilities as of June 30, 2019 were as follows :
2019 (remaining months)	$249
2020	368
2021	347
2022	219
2023	226
Thereafter	473
1,882
Less: present value adjustments	(643)
Total lease liabilities	$1,239

Current operating lease liabilities	$265
Non-current operating lease liabilities	974
Total operating lease liabilities	$1,239

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018, are as follows (in thousands):

Amount
2019	$491
2020	368
2021	347
2022	220
2023	227
Thereafter	454
Total	$2,107

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license is not terminable at will by the licensor.

Customer Concentration

During the six months ended June 30, 2019 and 2018, for the biomedical market segment, two customers and one customer accounted for 52% and 37% of consolidated revenues, respectively, and another customer during six months ended June 30, 2018 accounted for 18% of revenues. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the six months ended June 30, 2019, no single vendor accounted for more than 10% of consolidated purchases, while during the same periods in 2018 one vendor accounted for approximately 20% of consolidated purchases.

10. Segments

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and two business units:  ISCO – therapeutic market, LSC – anti-aging cosmetic market, and LCT – biomedical market.

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Anti-aging cosmetic market	$471	$388	$900	$885
Biomedical market	1,850	2,650	3,639	4,786
Total revenues	2,321	3,038	4,539	5,671
Operating expenses:
Therapeutic market	1,141	1,231	2,800	3,046
Anti-aging cosmetic market	717	637	1,319	1,342
Biomedical market	1,404	1,537	2,850	2,834
Total operating expenses	3,262	3,405	6,969	7,222
Operating income (loss):
Therapeutic market	(1,141)	(1,231)	(2,800)	(3,046)
Anti-aging cosmetic market	(246)	(249)	(419)	(457)
Biomedical market	446	1,113	789	1,952
Total operating loss	$(941)	$(367)	$(2,430)	$(1,551)

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $4.5 million and $5.7 million for the six months ended June 30, 2019 and 2018, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

In October 2016 we announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the pre-clinical study in Theranostics, a prestigious peer-reviewed medical journal.  The publication titled, “Human parthenogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model,” demonstrated that the clinical-grade neural stem cells used in our Parkinson’s disease clinical trial, ISC-hpNSC®, significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

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

Results of Operations for the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues	$2,321	$3,038	$(717)	-24%
Cost of sales	857	1,095	(238)	-22%
As a % of revenues	37%	36%
Research and development	268	452	(184)	-41%
Selling and marketing	739	624	115	18%
General and administrative	1,398	1,234	164	13%
Other income (expense)	293	(27)	320	1185%
Net loss	$(648)	$(394)	$(254)	64%
As a % of revenues	-28%	-13%

Revenues

The revenue decrease of $717,000 or 24% is primarily driven by lower sales in LCT’s media products.

Cost of sales

Cost of sales decreased by $238,000 or 22% primarily due to lower sales in LCT’s media products. Compared to revenue, the percentage of cost of sales increased slightly by one percent primarily due to a change in product sales mix in LCT.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

The decrease of $184,000 in R&D expenditures is primarily the result of an increase in the Australian R&D credit.

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

Research and development expenses are expensed as they are incurred and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

The increase of $115,000 or 18% is primarily due to increased consulting, advertising, and trade show expenses.

General and Administrative Expenses

The increase of $164,000 or 13% is primarily due to increased stock-based compensation expenses offset by a decrease in impairment costs.

Other Income/Expense

The increase of $320,000 in other income is primarily due to the change in the fair value of the warrant liability.

Results of Operations for the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues	$4,539	$5,671	$(1,132)	-20%
Cost of sales	1,698	1,920	(222)	-12%
As a % of revenues	37%	34%
Research and development	921	1,263	(342)	-27%
Selling and marketing	1,430	1,332	98	7%
General and administrative	2,920	2,707	213	8%
Other income	876	327	549	168%
Net loss	$(1,554)	$(1,224)	$(330)	27%
As a % of revenues	-34%	-22%

Revenues

Revenue decreased by $1.13 million or 20% primarily due to the decrease in sales of LCT media products.

Cost of sales

The decrease in cost of sales by $222,000 or 12% is due to lower sales in LCT’s media products. As a percentage of revenue, cost of sales increased by 3% due to a change in product mix in LCT.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

The decrease of $342,000 or 27% in R&D expenditures is primarily the result of a decrease in clinical trial costs with the completion of transplantation in April 2019 for the final subject in our Phase I clinical trial. We expect clinical trial costs will be generally less for the comparable quarter of the prior year pending completion of the evaluation phase of the trial and release of study results. In addition the Australian R&D credit increased.

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

Research and development expenses are expensed as they are incurred and are accounted for on a project by project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

The increase of $98,000 or 7% is primarily due to increased advertising and trade show expenses.

General and Administrative Expenses

The increase of $213,000 or 8% is primarily due to increased stock-based compensation expenses offset by a decrease in impairment costs.

Other Income/Expense

The increase of $549,000 in other income is primarily due to the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of June 30, 2019, our cash balance totaled $595,000, compared to $1,075,000 as of December 31, 2018. At June 30, 2019, we had a working capital deficit of $1.13 million compared to a $1.31 million deficit as of December 31, 2018. The $177,000 decrease in working capital deficit is primarily due to a $908,000 decrease in the fair value of warrant liability, a $273,000 increase in accounts payable, and a $265,000 increase in current operating lease liabilities, offset by a $325,000 increase in current inventory and a $480,000 decrease in cash.

Operating Cash Flows

Net cash used in operating activities was $883,000 for the six months ended June 30, 2019, compared to $558,000 for the corresponding period in 2018. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $1.20 million, increase in accounts receivable of $325,000, decrease in prepaid expenses and other current assets of $254,000, increase in accounts payable of $273,000 and decrease in accrued liabilities of $66,000 for the six months ended June 30, 2019, compared to $494,000 net loss after non-cash adjustments, increase in accounts receivable of $1.15 million, increase in inventory of $433,000, decrease in prepaid expenses and other assets of $212,000, increase of accounts payable of $987,000 and increase in accrued liabilities of $309,000 for the six months ended June 30, 2018.

Investing Cash Flows

Net cash used in investing activities was $291,000 for the six months ended June 30, 2019, compared to $396,000 in the same period in 2018. The decrease was primarily the result of a decrease in payments for patent licenses and trademarks.

Financing Cash Flows

Net cash provided by financing activities was $694,000 for the six months ended June 30, 2019, compared to $1.13 million provided by financing activities in the same period in 2018. The decrease was primarily the result of $1.10 million in proceeds for a bridge loan from a related party in 2018 versus only $800,000 in proceeds from a bridge loan during 2019.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. For the six months ended June 30, 2019, our average burn rate was approximately $147,000 per month, excluding capital expenditures and patent costs averaging $49,000 per month. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date.

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

Critical Accounting Estimates

We describe our significant accounting policies in Note 1, Organization and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2018 other than related to leases due to our adoption of ASC 842. See Note 2 in “Notes to Condensed Consolidated Financial Statements.”

Recent Accounting Pronouncements

See Note 1, Recently Issued Accounting Pronouncements, in “Notes to Condensed Consolidated Financial Statements.”

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, Management concluded that, at June 30, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2019, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

We have provided updated risk factors below. We do not believe that the updates have materially changed the type or magnitude of the risks we face in comparison to the disclosures provided in the Risk Factors section of our most recent Annual Report, Form 10-K.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled "Forward Looking Statements”. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

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

During the period ended June 30, 2019, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the period ended June 30, 2019 was approximately $147,000 per month excluding capital expenditures and patent costs averaging $49,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, have made it easier for private parties to bring "qui tam” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provision. Any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

Restrictions on the use of human stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.

Although our stem cells are derived from unfertilized human eggs through a process called "parthenogenesis” that can produce cells suitable for therapy, but are believed to be incapable of producing a human being, such cells are nevertheless often incorrectly referred to as "embryonic” stem cells. Because the use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells, our research related to human parthenogenetic stem cells could become the subject of adverse commentary or publicity and some political and religious groups may still raise opposition to our technology and practices. In addition, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue, which, if applied to our procedures, may have the effect of limiting the scope of research conducted using our stem cells, thereby impairing our ability to conduct research in this field. In some states, use of embryos as a source of stem cells is prohibited.

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

We do not presently have any alternate supply for our products. If our facilities where our products are currently being manufactured or equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, including if such facilities are deemed not in compliance with current Good Manufacturing Practice ("GMP”) requirements, future clinical studies and commercial production for our products would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with the regulatory requirements.

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

During the period ended June 30, 2019, we derived approximately 52% of our revenues from two customers.

During the period ended June 30, 2019, two customers accounted for 52% of our consolidated revenues. To the extent that these significant customers reduce or delay their purchases from us or terminate their relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of June 30, 2019, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 81% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of June 30, 2019. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.70 per share as of June 30, 2019). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, there has been limited trading in our common stock. As a consequence of this lack of liquidity, any future trading of shares by our stockholders may disproportionately influence the price of those shares in either direction. Second, we are a speculative or "risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors will be beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

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

The application of the "penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase stockholder transaction costs to sell those shares.

While we are currently exempt from the "penny stock” rules, as long as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock would be subject to the "penny stock” rules, if we otherwise do not continue to qualify for an exemption from the "penny stock” definition. The "penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The sale or issuance of our common stock to holders of Series I Preferred Stocks ("holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, our Chief Executive Officer and Co-Chairman, pursuant to which those purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, and the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for one year from the date of issuance. As of June 30, 2019, we had 5,124 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

We have incurred substantial tax losses during our history. Subject to various limitations, we may carryforward unused taxable losses, including those generated in the future, and other available credits to offset any future taxable income until the unused losses or credits expire. Federal and state tax laws impose restrictions on the utilization of net operating loss ("NOL”) and tax credit carryforwards in the event of an "ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect "five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382 and Section 383, if a corporation undergoes an "ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post change income may be limited. Because of the cost and complexity involved in the analysis of a Section 382 ownership change and the fact that we do not have any taxable income to offset, we have not undertaken a study to assess whether an "ownership change” has occurred or whether there have been multiple ownership changes since we became a "loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an "ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an "ownership change.” If an "ownership change” has occurred or does occur in the future, our ability to utilize our NOL carryforwards or other tax attributes may be limited, which could result in an increased future tax liability to us.

The exercise of outstanding options and warrants to acquire shares of our common stock would cause additional dilution which could cause the price of our common stock to decline.

In the past, we have issued options and warrants to acquire shares of our common stock. At June 30, 2019, there were 3,951,052, warrants, for which we have reserved 5,657,299 shares of common stock, and 5,325,829 vested and 331,470 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.6	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
4.7	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016).
10.2	Form of Note issued on April 17, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on April 23, 2019).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: August 26, 2019
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)