Form 10-Q
period 2019-09-30
International Stem Cell CORP
filed 2019-11-12
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019 the Registrant had 7,533,083 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Cash	$463	$1,075
Accounts receivable, net	1,080	651
Inventory, net	1,409	1,501
Prepaid expenses and other current assets	307	543
Total current assets	3,259	3,770
Non-current inventory	745	805
Property and equipment, net	691	469
Intangible assets, net	2,691	2,674
Right-of-use assets	784	—
Deposits and other assets	90	78
Total assets	$8,260	$7,796
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Accounts payable	$722	$458
Accrued liabilities	651	579
Operating lease liabilities, current	236	—
Related party payable	1,848	2,045
Advances	250	250
Warrant liability	—	1,745
Total current liabilities	3,707	5,077
Long-term deferred rent	—	182
Operating lease liabilities, net of current portion	929	—
Total liabilities	4,636	5,259
Commitments and Contingencies
Series D Redeemable Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,300 at September 30, 2019	4,300	—
Stockholders' Equity (Deficit)
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $423 and $411 at September 30, 2019 and December 31, 2018	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,300 at December 31, 2018	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000 at September 30, 2019 and December 31, 2018	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 814 issued and outstanding, with liquidation preferences of $814 at September 30, 2019 and December 31, 2018	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preference of $4,310 at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 7,533,083 and 6,933,861 shares issued and outstanding at September 30, 2019 and December 31, 2018	8	7
Additional paid-in capital	102,988	109,188
Accumulated deficit	(103,677)	(106,663)
Total stockholders' equity (deficit)	(676)	2,537
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$8,260	$7,796

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Product sales	$2,096	$3,195	$6,635	$8,866
Total revenues	2,096	3,195	6,635	8,866
Expenses
Cost of sales	799	1,315	2,497	3,235
Research and development	79	616	1,001	1,879
Selling and marketing	626	608	2,057	1,940
General and administrative	1,405	1,319	4,324	4,026
Total expenses	2,909	3,858	9,879	11,080
Loss from operations	(813)	(663)	(3,244)	(2,214)
Other income (expense)
Change in fair value of warrant liability	837	758	1,745	1,092
Interest expense	(21)	(17)	(55)	(26)
Miscellaneous income	—	43	2	45
Total other income (expense), net	816	784	1,692	1,111
Net income (loss)	$3	$121	$(1,552)	$(1,103)
Net income (loss) applicable to common stockholders	$3	$121	$(1,552)	$(1,103)
Net income (loss) per common share-basic	$0.00	$0.02	$(0.21)	$(0.18)
Net income (loss) per common share-diluted	$0.00	$0.02	$(0.21)	$(0.18)
Weighted average shares-basic	7,546	6,337	7,502	6,233
Weighted average shares-diluted	7,546	6,404	7,502	6,233

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
	Series D		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	250	$—	—	$—	5,000	$5
Out of period correction (Note 2)	—	4,300	—	—	—	—	—	—
Conversion of debt	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at March 31, 2019 (As revised)	—	$4,300	250	$—	—	$—	5,000	$5
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at June 30, 2019	—	$4,300	250	$—	—	$—	5,000	$5
Stock-based compensation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
Balance at September 30, 2019	—	$4,300	250	$—	—	$—	5,000	$5

	Convertible Preferred Stock				Common		Additional		Total
	Series I-1		Series I-2		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	1	$—	4	$—	6,934	$7	$109,188	$(106,663)	$2,537
Out of period correction (Note 2)	—	—	—	—	—	—	(8,837)	4,537	(4,300)
Conversion of debt	—	—	—	—	599	1	1,048	—	1,049
Stock-based compensation	—	—	—	—	—	—	506	—	506
Net loss	—	—	—	—	—	—	—	(906)	(906)
Balance at March 31, 2019 (As revised)	1	$—	4	$—	7,533	$8	$101,905	$(103,032)	$(1,114)
Stock-based compensation	—	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	—	(648)	(648)
Balance at June 30, 2019	1	$—	4	$—	7,533	$8	$102,476	$(103,680)	$(1,191)
Stock-based compensation	—	—	—	—	—	—	512	—	512
Net income	—	—	—	—	—	—	—	3	3
Balance at September 30, 2019	1	$—	4	$—	7,533	$8	$102,988	$(103,677)	$(676)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
	Series D		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	—	—	—	—	—	—	—	—
from exercise of options	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at March 31, 2018	—	$—	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	—	—	—	—	—	—	—	—
for cash	—	—	—	—	—	—	—	—
from exercise of options	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at June 30, 2018	—	$—	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	—	—	—	—	—	—	—	—
for cash	—	—	—	—	—	—	—	—
from exercise of options	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
Balance at September 30, 2018	—	$—	250	$—	—	$—	5,000	$5

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(Unaudited)

	Convertible Preferred Stock				Common		Additional		Total
	Series I-1		Series I-2		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1	$—	4	$—	6,057	$6	$106,585	$(104,532)	$2,064
Issuance of common stock
for services	—	—	—	—	6	—	8	—	8
from exercise of options	—	—	—	—	82	—	90	—	90
Conversion of preferred stock	—	—	—	—	50	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	—	—	(830)	(830)
Balance at March 31, 2018	1	$—	4	$—	6,195	$6	$106,990	$(105,362)	$1,639
Issuance of common stock	—	—	—	—	—	—	—	—	—
for services	—	—	—	—	4	—	7	—	7
for cash	—	—	—	—	—	—	—	—	—
from exercise of options	—	—	—	—	27	—	34	—	34
Conversion of preferred stock	—	—	—	—	70	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	357	—	357
Net loss	—	—	—	—	—	—	—	(394)	(394)
Balance at June 30, 2018	1	$—	4	$—	6,296	$6	$107,388	$(105,756)	$1,643
Issuance of common stock	—	—	—	—	—	—	—	—	—
for services	—	—	—	—	—	—	—	—	—
for cash	—	—	—	—	286	1	499	—	500
from exercise of options	—	—	—	—	18	—	21	—	21
Conversion of preferred stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	501	—	501
Net income	—	—	—	—	—	—	—	121	121
Balance at September 30, 2018	1	$—	4	$—	6,600	$7	$108,409	$(105,635)	$2,786

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,552)	$(1,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	215
Impairment of intangible assets	145	361
Stock-based compensation expense	1,589	1,165
Common stock issued for services	—	15
Change in fair value of warrant liability	(1,745)	(1,092)
Gain on settlement of trade payables	—	(32)
Allowance for inventory obsolescence	89	62
Interest expense on bridge loan from related party	51	25
Loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities
Accounts receivable	(429)	(1,080)
Inventory	63	(311)
Prepaid expenses and other current assets	387	267
Deposits and other assets	(12)	10
Right-of-use assets under lease obligations	222	—
Accounts payable	264	249
Accrued liabilities	90	132
Operating lease liabilities	(224)	—
Net cash used in operating activities	(859)	(1,116)
Cash flows from investing activities
Purchases of property and equipment	(146)	(157)
Payments for patent licenses and trademarks	(250)	(372)
Net cash used in investing activities	(396)	(529)
Cash flows from financing activities
Proceeds from a bridge loan from a related party	800	2,000
Proceeds from sale of common stock	—	500
Proceeds from exercise of stock options	—	145
Payments on financed insurance premiums	(157)	(143)
Net cash provided by financing activities	643	2,502
Net (decrease) increase in cash	(612)	857
Cash, beginning of period	1,075	304
Cash, end of period	$463	$1,161
Supplemental disclosure of cash flow information
Cash paid for interest	$4	$—
Supplemental disclosure of non-cash investing and financing activities
Conversion of bridge loan from a related party to common stock	$1,049	$—
Financed insurance premiums	$151	$—

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

The Company has an accumulated deficit of approximately $103,700,000 as of September 30, 2019 and has incurred net losses and has had negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Based on cash on-hand at September 30, 2019 of $463,000 and anticipated cash burn, the Company estimates it has existing resources to fund the Company’s principal operations into the first quarter of 2020. There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of September 30, 2019 and December 31, 2018, the Company had an allowance for doubtful accounts totaling $12,000.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime paid an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2019, no revenues were realized from this agreement.

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

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Patent or patent license amortization only begins once a patent license is acquired or a patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the lives of the underlying patents or the useful life of the license. All amortization expense related to intangible assets is included in general and administrative expense.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered, and at least annually. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company recognized $145,000 and $157,000 of impairment losses on its intangible assets during the three months ended September 30, 2019 and 2018. The Company recognized $145,000 of impairment losses on its intangible assets during the nine months ended September 30, 2019 and $361,000 of impairment losses on its intangible assets during the nine months ended September 30, 2018 due to abandonment of efforts to pursue certain patents or patented technologies.

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

The following table presents the Company's revenue disaggregated by segment, product and geography, based on management's assessment of available data (in thousands):

Biomedical Market:
	Three Months Ended September 30, 2019				Three Month Ended September 30, 2018
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Cells	$179	$102	$281	18%	$326	$84	$410	15%
Media	1,262	111	1,373	82%	2,337	83	2,420	85%
Other	16	—	16	0%	5	—	5	0%
Total	$1,457	$213	$1,670	100%	$2,668	$167	$2,835	100%

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	U.S.	OUS*	Total Revenues	% of Total Revenues	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Cells	$635	$288	$923	18%	$873	$288	$1,161	15%
Media	4,020	348	4,368	82%	6,055	387	6,442	85%
Other	19	—	19	0%	18	—	18	0%
Total	$4,674	$636	$5,310	100%	$6,946	$675	$7,621	100%

*Outside the United States

Cosmetic Market:
	Three Months Ended September 30, 2019		Three Month Ended September 30, 2018
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
Ecommerce	$230	54%	$200	56%
Professional	196	46%	160	44%
Total	$426	100%	$360	100%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
Ecommerce	$670	51%	$771	62%
Professional	655	49%	474	38%
Total	$1,325	100%	$1,245	100%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical products and anti-aging cosmetics products business segments.  The cosmetic market segment markets and sells a line of luxury skincare products sold through two sales channels: ecommerce and professional.  The ecommerce channel sells direct to customers through online orders, while the professional sales are to spas, salons and other skincare providers. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, sold both within and outside the United States.

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

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Product sales generally consist of a single performance obligation that the Company satisfies at a point in time.

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations. For anti-aging cosmetic products, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of September 30, 2019 and December 31, 2018.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2019 and December 31, 2018, accounts receivable totaled $1,080,000 and $651,000, respectively.  For the nine months ended September 30, 2019 and 2018, the Company did not incur material impairment losses with respect to its receivables.

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

Allowance for Sales Returns

The Company’s cosmetic products have a 30-day product return guarantee and based on historical rate of returns, the Company determined that there is a low probability that returns will occur. The returns that have historically occurred have not been significant and have been recognized as they occur as a reduction of revenue that is recognized as performance obligations are met.  As of September 30, 2019 and December 31, 2018, the Company recorded no allowance for sales returns.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Total	Level 1	Level 2	Level 3
Warrant Liabilities
Balance as of September 30, 2019	$—	$—	$—	$—
Balance as of December 31, 2018	1,745	—	—	1,745

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrant
Liability
Ending balance at December 31, 2018	$1,745
Adjustments to estimated fair value	(1,745)
Ending balance at September 30, 2019	$—

Warrant Liability

The Company is required to recognize warrant agreements as a liability since they did not meet the specific conditions for equity classification and therefore need to be recognized at its fair value.  The fair value of the warrant liability is calculated using the Monte-Carlo simulation model, which requires the use of certain estimates.  The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations. The following assumptions were used as inputs to the model:

	Nine Months Ended September 30,
	2019	2018
Significant assumptions:
Risk-free interest rate	1.70% - 2.09%	2.70% - 2.84%
Volatility	73.4%	88.5%
Term to expiration	0.54 - 1.46 years	1.54 - 2.46 years
Subsequent financing	100%	90%

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, receivables, accounts payable, accrued liabilities and related party note payable as of September 30, 2019 and December 31, 2018 approximate their fair values because of the short-term nature of those instruments. The fair value of warrants was determined at each issuance and quarterly reporting date as necessary using the Monte-Carlo valuation method.

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

	Nine Months Ended September 30,
	2019	2018
Options outstanding	5,427,557	4,492,689
Convertible preferred stock	6,132,278	6,277,626
Warrants outstanding	3,951,052	3,951,052

Comprehensive Income

Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the nine months ended September 30, 2019 and 2018.

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

2. Correction of Immaterial Misstatements in the Financial Statements for the Year Ended December 31, 2018

During the quarter ended June 30, 2019, the Company determined that the Series D Preferred Stock has a contingent redemption feature. As this feature may trigger the redemption of the convertible preferred stock is not solely within the Company’s control, the convertible preferred stock should be classified in temporary equity (outside of permanent equity) on the Company’s consolidated balance sheet as of December 31, 2018. The March 31, 2019 consolidated balance sheet has been corrected by classifying the Series D redeemable convertible preferred stock within temporary equity from additional paid-in capital in the amount of $4,300,000. The Company also determined that the beneficial conversion feature was previously incorrectly recorded in accumulated deficit instead of additional paid-in capital in the amount of $4,537,000. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded the errors were not material to any of the previously issued financial statements from 2009 through 2018 and corrected the error prospectively.

3. Inventory

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$818	$656
Work in process	467	590
Finished goods	1,174	1,276
Total	2,459	2,522
Less: allowance for inventory excess and obsolescence	(305)	(216)
Total current and non-current inventory, net	$2,154	$2,306

Inventory, net	$1,409	$1,501
Non-current inventory	745	805
Total current and non-current inventory, net	$2,154	$2,306

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Machinery and equipment	$1,643	$1,614
Computer equipment and software	257	251
Office equipment	230	215
Leasehold improvements	1,276	996
Construction in progress	28	45
	3,434	3,121
Less: accumulated depreciation and amortization	(2,743)	(2,652)
Property and equipment, net	$691	$469

Depreciation expense for the three months ended September 30, 2019 and 2018 was $40,000 and $45,000 respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $115,000 and $130,000, respectively.

5. Intangible Assets

Intangible Assets consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Patents and Trademarks	$3,706	$3,632
Less: accumulated amortization	(1,015)	(958)
Intangible assets, net	$2,691	$2,674

Amortization expense for the three months ended September 30, 2019 and 2018 was $26,000 and $30,000, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $88,000 and $85,000, respectively. Impairment charges for the three and nine months ended September 30, 2019 were $145,000. Impairment charges for three and nine months ending September 30, 2018 were $157,000 and $361,000 respectively.

6. Capital Stock

As of September 30, 2019, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Capital Transactions

On January 21, 2019, the Company issued 599,222 shares of common stock upon conversion of a portion of the Company’s outstanding indebtedness with a principal amount of $1,000,000 and accrued and unpaid interest on the principal of $49,000 (See Note 7 for details on the conversion).  In accordance with the Series G Certificate of Designation, the issuance of Common Shares at the conversion price of $1.75 per share triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock from $9.92 per share and 0.1008 shares to $9.70 per share and 0.1031 shares, respectively. The deemed dividend as a result of the down-round adjustment was trivial.

Reserved Shares

At September 30, 2019, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	5,427,557
Shares available for future grant under the 2010 Equity Participation Plan	4,020,295
Convertible preferred stock	6,132,278
Warrants	3,951,052
Total	19,531,182

7. Related Party Transactions

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments.  For the nine months ended September 30, 2019 and 2018, the Company recorded $120,000 in rent expense that was related to the facility lease arrangement with related parties.

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

In November and December of 2009, the Company issued non-qualified stock options to purchase shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant. As of September 30, 2019 and 2018, 12,634 and 50,730, options remain outstanding.

Total stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$29	$22	$83	$37
Research and development	115	176	426	451
Selling and marketing	31	20	88	36
General and administrative	337	283	992	641
	$512	$501	$1,589	$1,165

Unrecognized compensation expense related to stock options as of September 30, 2019 was $2,365,000, which is expected to be recognized over a weighted average period of approximately 1.65 years.

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

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.44%	2.72%
Expected stock price volatility	84.95%	92.68%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.71 years	5.70 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2018	4,354,708	$3.95
Granted	1,345,964	$1.44
Exercised	—	$—
Canceled or expired	(285,749)	$2.63
Outstanding at September 30, 2019	5,414,923	$3.39	8.25 years	$—
Vested and expected to vest at September 30, 2019	5,176,891	$3.48	8.21 years	$—
Exercisable at September 30, 2019	3,042,547	$4.83	7.74 years	$—

Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding, vested and exercisable at December 31, 2018	12,634	$90.23
Granted	—	$—
Exercised	—	$—
Canceled or expired	—	$—
Outstanding, vested and exercisable at September 30, 2019	12,634	$—	0.16 years	$—

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

No restricted stock was awarded for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, there were 9,855 shares of restricted stock awarded and fully vested at a weighted average grant date fair value of $1.55 per share.

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the nine months ended September 30, 2019 and 2018, was none and approximately $15,000 respectively. The Company recognized none and approximately $15,000 of stock-based compensation expense related to the restricted stock awards for the nine months ended September 30, 2019 and 2018, respectively.   As of September 30, 2019, there was no unrecognized compensation costs related to unvested awards.

Warrants Issued with Common Stock

Share data related to warrant transactions through September 30, 2019 were as follows:

	Common Stock October 2014 Financing	Common Stock March 2016 Financing	Total Warrants	Exercise Price
Outstanding, December 31, 2018	2,483	3,948,569	3,951,052	$1.75
Forfeited/Cancelled	—	—	—
Outstanding, September 30, 2019	2,483	3,948,569	3,951,052	$1.75

Expiration Date	April 14, 2020	March 15, 2021

9. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•	Carlsbad, California – corporate offices with a term date of February 2020 and leased from a related party (see also Note 7),
•

Oceanside, California – primary research facility and laboratory space with a term date of December 2021 with the Company’s option to terminate the lease on January 1, 2020 upon a six-month advanced notice,

•	Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

These operating leases are included in "right-of-use assets" on the Company's September 30, 2019 balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in “operating lease liabilities, current” and “operating lease liabilities, net of current portion” on the Company's September 30, 2019 balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities were approximately $784,000 and $1,165,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease costs	$117	$370
Cash paid for operating lease liabilities	124	360
Right-of-use assets obtained in exchange for new operating lease obligations	—	1,389
Weighted-average remaining lease term (years)		4.99
Weighted average discount rate		17.55%

Maturities of lease liabilities as of September 30, 2019 were as follows :
2019 (remaining months)	$125
2020	368
2021	347
2022	220
2023	226
Thereafter	473
1,759
Less: present value adjustments	(594)
Total lease liabilities	$1,165

Current operating lease liabilities	$236
Non-current operating lease liabilities	929
Total operating lease liabilities	$1,165

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018, are as follows (in thousands):

Amount
2019	$491
2020	368
2021	347
2022	220
2023	227
Thereafter	454
Total	$2,107

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement and is noncancelable.

Customer Concentration

During the nine months ended September 30, 2019 for the biomedical market segment, two customers accounted for 39% and 13%, respectively, of consolidated revenues. During the nine months ended September 30, 2018 for the biomedical market segment, two customers accounted for 33% and 27%, respectively, of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the nine months ended September 30, 2019, no single vendor accounted for more than 10% of consolidated purchases, while during the same periods in 2018 one vendor accounted for approximately 25% of consolidated purchases.

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

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Anti-aging cosmetic market	$426	$360	$1,325	$1,245
Biomedical market	1,670	2,835	5,310	7,621
Total revenues	2,096	3,195	6,635	8,866
Operating expenses:
Therapeutic market	953	1,431	3,753	4,476
Anti-aging cosmetic market	636	589	1,956	1,931
Biomedical market	1,320	1,838	4,170	4,673
Total operating expenses	2,909	3,858	9,879	11,080
Operating income (loss):
Therapeutic market	(953)	(1,431)	(3,753)	(4,476)
Anti-aging cosmetic market	(210)	(229)	(631)	(686)
Biomedical market	350	997	1,140	2,948
Total operating loss	$(813)	$(663)	$(3,244)	$(2,214)

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $6.6 million and $8.9 million for the nine months ended September 30, 2019 and 2018, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the phase I clinical study by the second quarter of 2020.

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

Anti-Aging Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and offers for sale anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, Intense Moisture Serum, and the ProPLUS Advanced Aqueous Treatment. Products based on the proprietary targeted small molecule technology include: retail and professional formulas of the Collagen Booster (Molecular Renewal Serum), retail and professional formulas of the Elastin Booster, and Brightening Toner. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through ecommerce partners and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues	$2,096	$3,195	$(1,099)	-34%
Cost of sales	799	1,315	(516)	-39%
As a % of revenues	38%	41%
Research and development	79	616	(537)	-87%
Selling and marketing	626	608	18	3%
General and administrative	1,405	1,319	86	7%
Other income (expense), net	816	784	32	4%
Net loss	$3	$121	$(118)	-98%
As a % of revenues	0%	4%

Revenues

The revenue decrease of $1.10 million or 34% is primarily driven by lower sales in LCT’s media products.

Cost of sales

Cost of sales decreased by $516,000 or 39% primarily due to lower sales in LCT’s media products. Compared to revenue, the percentage of cost of sales decreased slightly by three percent primarily due to a change in product sales mix in LCT. Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

The decrease of $537,000 or 87% in R&D expenditures is primarily the result of a decrease in clinical trial costs with completion of transplantation in April 2019 for the final subject in our Phase 1 clinical trial and an Australian R&D credit.

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

Selling and Marketing Expense

The increase of $18,000 or 3% is primarily due to increased consulting, advertising, and trade show expenses.

General and Administrative Expenses

The increase of $86,000 or 7% is primarily due to increased stock-based compensation expenses offset by a decrease in impairment costs.

Other Income/Expense

The increase of $32,000 or 4% in other income is primarily due to the change in the fair value of the warrant liability.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues	$6,635	$8,866	$(2,231)	-25%
Cost of sales	2,497	3,235	(738)	-23%
As a % of revenues	38%	36%
Research and development	1,001	1,879	(878)	-47%
Selling and marketing	2,057	1,940	117	6%
General and administrative	4,324	4,026	298	7%
Other income (expense), net	1,692	1,111	581	52%
Net loss	$(1,552)	$(1,103)	$(449)	41%
As a % of revenues	-23%	-12%

Revenues

Revenue decreased by $2.23 million or 25% primarily due to the decrease in sales of LCT media products.

Cost of sales

The decrease in cost of sales by $738,000 or 23% is due to lower sales in LCT’s media products. As a percentage of revenue, cost of sales increased by 2% due to a change in product mix in LCT.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

The decrease of $878,000 or 47% in R&D expenditures is primarily the result of a decrease in clinical trial costs with the completion of transplantation in April 2019 for the final subject in our Phase I clinical trial and an Australian R&D credit. We expect clinical trial costs will be generally less for the comparable quarter of the prior year pending completion of the evaluation phase of the trial and release of study results.

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

Selling and Marketing Expense

The increase of $117,000 or 6% is primarily due to increased advertising and trade show expenses.

General and Administrative Expenses

The increase of $298,000 or 7% is primarily due to increased stock-based compensation expenses offset by a decrease in impairment costs.

Other Income/Expense

The increase of $581,000 or 52% in other income is primarily due to the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of September 30, 2019, our cash balance totaled $463,000, compared to $1,075,000 as of December 31, 2018. At September 30, 2019, we had a working capital deficit of $448,000 compared to a $1,307,000 deficit as of December 31, 2018. The $859,000 increase in working capital deficit is primarily due to a $1,750,000 decrease in the fair value of warrant liability offset by a $612,000 decrease in cash.

Operating Cash Flows

Net cash used in operating activities was $859,000 for the nine months ended September 30, 2019, compared to $1,116,000 for the corresponding period in 2018. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $1,219,000, increase in accounts receivable of $429,000, decrease in prepaid expenses and other current assets of $387,000, increase in accounts payable of $264,000 and increase in accrued liabilities of $90,000 for the nine months ended September 30, 2019, compared to $383,000 net loss after non-cash adjustments, increase in accounts receivable of $1,080,000, increase in inventory of $311,000, decrease in prepaid expenses and other assets of $267,000, increase of accounts payable of $249,000 and increase in accrued liabilities of $132,000 for the nine months ended September 30, 2018.

Investing Cash Flows

Net cash used in investing activities was $396,000 for the nine months ended September 30, 2019, compared to $529,000 in the same period in 2018. The decrease was primarily the result of a decrease in payments for patents and trademarks.

Financing Cash Flows

Net cash provided by financing activities was $643,000 for the nine months ended September 30, 2019, compared to $2,502,000 provided by financing activities in the same period in 2018. The decrease was primarily the result of $2,000,000 in proceeds for a bridge loan from a related party and $500,000 received from the sale of common stock in 2018 compared to $800,000 in proceeds from a bridge loan during 2019.

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

Critical Accounting Estimates

We describe our significant accounting policies in Note 1, Organization and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2018 other than related to leases due to our adoption of ASC 842. See Note 1 in “Notes to Condensed Consolidated Financial Statements.”

Recent Accounting Pronouncements

See Note 1, Recently Issued Accounting Pronouncements, in “Notes to Condensed Consolidated Financial Statements.”

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, Management concluded that, at

September 30, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

During the period ended September 30, 2019, we used a significant amount of cash to finance the continued development and testing of our product candidates, and we need to obtain significant additional capital resources in order to develop products going forward. Our average burn rate for the period ended September 30, 2019 was approximately $95,000 per month excluding capital expenditures and patent costs averaging $44,000 per month. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

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

During the nine months ended September 30, 2019 and 2018, we derived approximately 39% and 33%, respectively, from one customer, and approximately 13% and 27%, respectively from another customer.

During the nine months ended September 30, 2019 and 2018, we derived approximately 39% and 33%, respectively of our consolidated revenues from one customer and approximately 13% and 27%, respectively, from another. To the extent that these significant customers reduce or delay their purchases from us or terminate their relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

As of September 30, 2019, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 80% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of September 30, 2019. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.70 per share as of September 30, 2019). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Andrey Semechkin, our Chief Executive Officer and Co-Chairman, pursuant to which those purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, and the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for one year from the date of issuance. As of September 30, 2019, we had 5,124 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At September 30, 2019, there were 3,951,052 shares issuable upon exercise of outstanding warrants, and 3,055,181 vested and 2,134,344 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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
Dated: November 12, 2019
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)