Form 10-K
period 2019-12-31
International Stem Cell CORP
filed 2020-06-01
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,131,830 based upon the closing price of the common stock on June 28, 2019 on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 22, 2020 there were 7,539,089 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2020 is incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

As previously disclosed on International Stem Cell Corporations (the “Company”) Form 8-K filed with the SEC on March 30, 2020, the filing of this Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Annual Report”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) and its impact on the Company’s operations. The disruptions in transportation, staffing, and technology systems to the Company resulted in limited support from the Company’s staff due to the COVID-19 outbreak. In particular, COVID-19 has caused disruptions in the Company’s day-to-day activities and impaired the Company’s ability to perform necessary work on the 2019 Annual Report and to file the 2019 Annual Report by its March 30, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 4, 2020 and amended March 25, 2020 (Release Nos. 34-88318 and 34-88465), to delay the filing of this 2019 Annual Report.

As of the date of filing of this Annual Report on Form 10-K (this “Report”), there are many uncertainties regarding the current COVID-19 pandemic, including the scope of health issues, the possible duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of International Stem Cell Corporation (the “Company,” “we,” “our” or “us”), including on consumer behavior, customer demand, timing of product availability, our employees’ personal and business lives, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional and local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees and customers, including the following:

•

We are encouraging our staff to begin working from home. We expect that to be our operating model for an undetermined period of time, and to the extent permitted by federal, state and local instructions to reopen;

•	We identified expense reductions that we intend to implement throughout the remainder of fiscal 2020, as necessary;
•

Although our laboratory’s in Frederick, Maryland and Oceanside, California currently continue to operate, we continue to evaluate its operations, and may elect, or be required, to shut down its operations temporarily at any time in the future;

•	We have suspended all non-essential travel for our employees; and
•	We are discouraging in-person work-related meetings.

Each of the remedial measures taken by the Company has had, and we expect will continue to have, adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, and relationships with our lenders and licensors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impact continues to develop in the United States and elsewhere in the world, which remains highly uncertain and cannot be predicted at this time.

In light of these uncertainties, for purposes of this report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about potential markets, future product demand, product development targets and expected timing, expenses, sales and the potential effects of the COVID-19 pandemic are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, cosmetic and research products, of a total of $9.5 million and $11.1 million for the years ended December 31, 2019 and 2018, respectively.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals with minimal immune rejection after transplantation. We have facilities and manufacturing processes that we believe comply with the requirements of current Good Manufacturing Practice (“GMP”) standards as defined by the U.S. Code of Federal Regulations and promulgated by the Food and Drug Administration (“FDA”).

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy are already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical applications of our technology are:

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the phase I clinical study by the end of 2020.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of NSC in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells.  We anticipate providing full results of the Phase I clinical study by the end of 2020.

In November 2014 in an important ruling, the FDA cleared ISCO’s human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of advancing stem cell therapies based on ISCO’s core technology into clinical development and on to commercialization. Although the Phase I study is conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

In August 2014, we announced the launch of a stroke program, evaluating the use of ISC-hpNSC® transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC from the Parkinson’s disease program and, as there is evidence that transplantation of ISC-hpNSC may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015 the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

In October 2016, we announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida, Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the pre-clinical study in Theranostics, a prestigious peer-reviewed medical journal.  The publication titled “Human parthogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model” demonstrated that the clinical-grade neural stem cells used in our PD clinical trial, ISC-hpNSC®, significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

Anti-Aging Cosmetic Market – Skin Care Products

Products that provide anti-aging benefits represent a significant portion of the global facial skincare market. In key regions, such as the United States and Asia, the growth of the facial skincare market is driven by an increase in consumer disposable income and growing popularity of skincare products based on biotechnology, such as human stem cells. Currently this market segment is in its early stages of development and we believe it has a significant growth potential. Our goal is to leverage our leadership in human stem cell and proprietary targeted small molecule technology in order to develop and commercialize advanced anti-aging skincare products for our retail and professional sales channels.

Our wholly-owned subsidiary, Lifeline Skin Care, Inc. (“LSC”), develops, manufactures and markets a line of luxury skincare products with anti-aging benefits that is based on our proprietary human non-embryonic stem cell extract and targeted small molecule technologies.

LSC’s retail line of products are sold in the United States and internationally through a branded website and several authorized online retailers. LSC’s professional line of products is distributed through a network of professional accounts, including dermatologists, plastic surgeons, medical, day and resort spas.

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

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells, in order to address this significant market opportunity. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets.

Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed.

While we have continued to expand our sales and marketing efforts to increase revenue, our commercial operations do not generate sufficient funds to fully support our core therapeutic and research efforts. Underpinning our research into the therapeutic properties of hpSC, we plan to expand our collection of parthenogenetic stem cell lines by creating and banking new clinical-grade hpSC lines at our Oceanside, California facility. We intend to create these new lines according to good tissue practices (“GTP”) and current good manufacturing practices (“cGMP”) and use them as sources for our own internal development programs and to generate revenue through licensing opportunities. We are actively working with a number of in vitro fertility (“IVF”) clinics in the southern California region enrolling individuals who are willing to donate oocytes for research purposes to create new hpSC lines.

Corporate Structure

International Stem Cell Corporation is a Delaware corporation which has four wholly owned subsidiaries: International Stem Cell Corporation, a California corporation (“ISC California”), LCT, LSC, and Cyto Therapeutics

Cyto Therapeutics was registered in the state of Victoria, Australia on December 19, 2014 and is a limited proprietary company and a wholly-owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which is conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

Our principal executive offices are located at 5950 Priestly Drive, Carlsbad, CA 92008, and our telephone number is (760) 940-6383. Our corporate website address is www.internationalstemcell.com, Lifeline Cell Technology’s website address is www.lifelinecelltech.com, and Lifeline Skin Care’s website address is www.lifelineskincare.com. Information found on, or accessible through, our websites is not a part of, and is not incorporated into, this Annual Report on Form 10-K.  Our common stock is currently quoted on the OTC QB and trades under the symbol “ISCO”.

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

Parthenogenetic stem cells are pluripotent stem cells created from unfertilized human eggs through a “parthenogenesis” process. Parthenogenesis requires that an unfertilized human egg be “activated” by chemical, physical or other means. Activation results in a non-viable “parthenote” from which pluripotent parthenogenetic stem cell lines can be derived. The cell lines used by ISCO are human parthenogenetic stem cells. Currently, ISCO owns the largest published collection of human parthenogenetic stem cell lines. Our research is based on perfecting proprietary techniques for deriving stem cells through parthenogenesis that result in stem cell lines that have the same capacity to become all cells found in the human body, but do not require use or destruction of a viable human embryo. Furthermore, parthenogenetic stem cells can be produced in a simplified (“homozygous”) form that enables each line to be an immunological match for millions of people. We do not obtain stem cells from fetal tissue nor does our technology require the use of discarded frozen human embryos.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which we intend to use to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2016 we published all important pre-clinical data in two peer-reviewed journals, Cell Transplantation and Nature Scientific Reports. In 2014 we completed the majority of the preclinical research establishing the safety profile of NSC in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the phase I clinical study by the end of 2020.

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

Anti-Aging Skin Care Products

As of December 31, 2019 ISCO’s LSC subsidiary had developed, launched and was actively selling a total of seven distinct skincare products based on its proprietary stem cell technology.

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

As of December 31, 2019, LSC marketed and sold five skincare products based on the Company’s proprietary targeted small molecule technology.

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

Research Products

ISCO’s LCT subsidiary develops, manufactures and commercializes over 200 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets.  These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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

LCT’s research products are marketed and sold by its internal sales force, LCT brand distributors in Europe and Asia and original equipment manufacturing (OEM) partners, which are then re-branded and sold with OEM partners labels.

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

Research Market

The research market for cell systems consists of scientists performing basic and applied research in the biological sciences. Basic research involves the study of cell biology and biochemical pathways. Applied research involves drug discovery, vaccine development, clinical research and cell transplantation. The domestic market can be broken into three segments: (i) academic researchers in universities and privately-funded research organizations; (ii) government institutions such as the National Institutes of Health, the United States Army, the United States Environmental Protection Agency and others; and (iii) industrial organizations such as pharmaceutical companies and consumer product companies. It is estimated that the combined academic and government markets comprise approximately 40% of the total market and that the industrial segment comprises approximately 60%. We believe the following are the main drivers in the research market for commercial cell systems:

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

Intellectual Property

Patents

In 2019 ISCO was issued 8 patents for technology generated by our R&D team. The first patent issued in the European Union, covered various aspects of stem cell derivation. Three patents, issued in China, Japan, and the United States, covered small molecule technology utilized in the Company’s skin care product lines. Four patents, issued in the United States and European Union, covered various aspects of our neurology platform. This technology can be used in many products that may or may not require regulatory approval. Based on the broad application of the patent, determining whether to capitalize or expense patent application costs involves judgement. When it is deemed probable there will be future economic benefit application costs will be capitalized and amortized over the expected life of the patent. Otherwise, costs are expensed as incurred.

We have pending patent applications covering homozygous parthenogenetic stem cells that can be immune matched to millions of persons and methods for deriving them. Other patents and pending patent applications include intellectual property concerning skin care formulations and methods of manufacturing stem-cell based skin care products and methods to differentiate stem cells.

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

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 37% of our total sales in 2019 were from one customer and another customer accounted for 15% of our total sales.

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

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in development, manufacture and marketing of our proposed therapeutic and skin care products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that we may develop. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

We have made extensive progress in obtaining the necessary regulatory approvals of research protocols, informed consent documents and donor protection procedures to obtain oocytes in the United States for the production of our parthenogenetic stem cell bank. These approvals include: federally mandated Institutional Review Board (IRB) and State of California required Stem Cell Research Oversight (SCRO) committee.

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

Other Regulations

We are also subject to various United States federal, state, local and international laws, regulations and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

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

Information about our Executive Officers

For information concerning our executive officers, see Part III, Item 10 of this Annual Report on Form 10-K.

Employees

In addition to our three executive officers, we utilize the services of 36 full-time and two part-time staff members.

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

Risks Related to Our Business

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of states and countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of our products. Our laboratory operations, including laboratory employees, may be subject to closure or shut down due to the spread of the disease within these individuals, or as part of a larger scale government recommendation or mandate. Any disruption in our laboratory operations would have a material adverse effect on our business and would impede our ability to manufacture and ship products to our customers in a timely manner, or at all. Additionally, the demand for our skincare products may significantly decline as COVID-19 continues to spread, including as a result of prioritization of customer financial resources toward essential household items or government imposed quarantines that impede the ability of our customers to purchase our professional skincare product line through spas and medical offices that may not be considered essential businesses and mandated to close for an indefinite amount of time. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubt about our ability to continue as a going concern, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2019 regarding this uncertainty. The inclusion of the going concern statement by our auditors may adversely affect our stock price and our ability to raise needed capital or enter into advantageous contractual relationships with third parties. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2019, we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2020 and beyond;
•	scientific progress in our research and development programs;
•

the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with pre-clinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that we pursue; and
•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our business operations and funding requirements.

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

Additionally, currently the United States government, through National Institute of Health appropriations restrictions, prevents federal funding to be used to create new embryonic and parthenogenetic stem cells, so access to grants from the NIH are limited.

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

Due to the relatively early stage of our therapeutic products and stem cell therapy-based systems, we have not yet invested significantly in internal clinical testing and regulatory capabilities, including for human clinical trials. We cannot assure you that we will be able to invest or develop resources for these capabilities successfully or as expediently as necessary. In particular, human clinical trials can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be affected by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	inability to demonstrate effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment;
•	competitive developments, including changes in the standard of care treatment for an indication;
•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	developments related to the coronavirus outbreak and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related activities.

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

Moreover, advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our cell therapy services, planned products and therapeutic efforts. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of disease. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services and require us to incur significant costs to replace or modify programs in which we have a substantial investment. We are focused on cell therapy, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

Our competition includes fully integrated biotechnology, pharmaceutical and cosmetic companies that have significant advantages over us.

The market for therapeutic stem cell products is highly competitive. We expect that our most significant competitors will be fully integrated and more established pharmaceutical, biotechnology and cosmetic companies. These companies are developing stem cell-

based products and they have significantly greater capital resources and research and development, manufacturing, testing, regulatory compliance, and marketing capabilities. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop uneconomic or obsolete.

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

Significant delays or reductions in United States Government funding may negatively affect our results of operations.

We estimate that governmental funding, either directly or indirectly (through sponsorship of academic research), comprises approximately 40% of the market for basic and applied research in biological sciences, which is the target market for our LCT research products. The United States Government is considering (and has implemented in the recent past) significant changes in government spending and other governmental programs, which in the recent past involved several automatic spending cuts being implemented. There are many variables in how these laws could be implemented in the future that make it difficult to determine specific impacts on our customers, and we are unable to predict the impact that future spending cuts or other budget initiatives would have on funding our customers receive and resulting sales of our LCT products. Additionally, United States Governmental programs are subject to annual congressional budget authorization and appropriation processes. However, whether through the automatic cuts or other decisions, long-term funding for certain programs in which our research product customers participate may be reduced, delayed or cancelled. In the event that governmental funding for any of our research product customers is reduced or delayed, our sales to those customers would likely suffer, which could have a material adverse effect on our results of operations. Further, currently the United States government, through National Institute of Health appropriations restrictions, prevents federal funding to be used to create new embryonic and parthenogenetic stem cells, so access to grants from the NIH are limited, which may adversely affect our partnering opportunities and internal therapeutic product development initiatives.

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

•	FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials;
•

a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of the novel coronavirus COVID-19 may refocus the FDA and other regulatory authorities to clinical trials that are of the utmost need.

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

We have experienced in the past and may experience in the future network or system failures, or service interruptions, including cybersecurity attacks, or other technology risks. Our inability to protect our systems and data against such risks could harm our business and reputation.

Our ability to provide uninterrupted and high levels of service depends upon the performance of our internal network, systems and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive or provide, or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures, however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against. Although we have not incurred material losses or liabilities as a result of security breaches or attempted security breaches and continue to invest in security measures, we cannot be certain that our defensive measures, and those employed by our third-party vendors, will be sufficient to defend against all such current and future methods.

Our careful vetting of third parties to provide technology services and the contractual requirements related to the security that we impose on our third-party vendors who have access to this data may not be sufficient to protect us from network or system failures or service interruptions.

Any actual or perceived security breach, whether experienced by us or a third-party vendor; the reporting or announcement of such an event, or reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers whether accurate or not; or our failure or perceived failure to respond or remediate an event or make adequate or timely disclosures to the public, regulatory or law enforcement agencies following any such event may be material and lead to harm to our financial condition, business reputation, and prospects of future business due to, among other factors: loss of customer confidence arising from interruptions or outages, delays, failure to meet contractual obligations, and loss of data or public release of confidential data; increase regulatory scrutiny on us; compromise our trade secret and intellectual property; expose us to costly uninsured liabilities such as material fines, penalties, liquidated damages, and overall margin compression due to renegotiation of contracts on less favorable terms or loss of business; liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws; and potential theft of our intellectual property.

A security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a security breach could take a substantial amount of time, and during such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which could further increase the costs and consequences of such a breach. Further, detecting and remediating such incidents may require specialized expertise and there can be no assurance that we will be able to retain or hire individuals who possess, or otherwise internally develop, such expertise. Our remediation efforts therefore may not be successful. The inability to implement, maintain, and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents.

The occurrence of any such failure may also subject us to costly lawsuits, claims for contractual indemnities, as well as divert valuable management, research and development, information technology, and marketing resources toward addressing these issues and delay our ability to achieve our strategic initiatives. In addition, we gather, as permitted by law, non-public, personally-identifiable financial information from customers, such as names, addresses, telephone numbers, bank and credit card account numbers and financial transaction information, and the compromise of such data, which may subject us to fines and other related costs of remediation.

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

During the year ended December 31, 2019, we derived approximately 37% of our revenues from one customer and 15% from another customer.

During the year ended December 31, 2019, one customer accounted for 37% of our consolidated revenues and another customer accounted for 15% of revenues. To the extent that either of these significant customers reduce or delay its purchases from us or terminate its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

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

Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

•	clinical trial results;
•	the amount of cash resources and such company’s ability to obtain additional funding;
•	announcements of research activities, business developments, technological innovations or new products by competitors;
•	entering into or terminating strategic relationships;
•	changes in government regulation;
•	disputes concerning patents or proprietary rights;
•	changes in revenues or expense levels;
•	public concern regarding the safety, efficacy or other aspects of the products or methodologies being developed;
•	development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 to the financial market;
•	reports by securities analysts;
•	activities of various interest groups or organizations;
•	media coverage; and
•	status of the investment markets.

This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock.

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.

As of December 31, 2019, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 80% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of December 31, 2019. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.70 per share as of December 31, 2019). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

While we are currently exempt from the “penny stock” rules, as long as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock would be subject to the “penny stock” rules, if we otherwise do not continue to qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The sale or issuance of our common stock to holders of Series I Preferred Stocks (“holders”) may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 9, 2016, we entered into the Securities Purchase Agreement with two institutional investors and Dr. Andrey Semechkin, our Chief Executive Officer and Co-Chairman, pursuant to which those purchasers purchased 6,310 shares of Series I Convertible Preferred Stock initially convertible into approximately 3.6 million shares of our common stock, in addition to Series A, B, and C Warrants for approximately 10.8 million shares of our common stock, the Series A Warrants being exercisable for 5 years from the date of issuance, and the Series B Warrants being exercisable for six months from the date of issuance and the Series C Warrants being exercisable for one year from the date of issuance. As of December 31, 2019, we had 5,124 shares of Series I Convertible Preferred Stock outstanding and Series A Warrants for approximately 3.6 million shares of our common stock outstanding. The conversion price of the Preferred Stock and Warrants is subject to certain resets as set forth in the Certificates of Designation and Warrants, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

In the past, we have issued options and warrants to acquire shares of our common stock. At December 31, 2019, there were 3,951,052, shares issuable upon exercise of outstanding warrants, and 2,970,989 vested and 1,965,684 non-vested stock options outstanding, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions, technology licenses, financings, strategic licenses or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing common stockholders would experience additional dilution which may cause the price of our common stock to decline.

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

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our current lease for this facility expires in December 2021. The current base rent is approximately $10,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% annually on the anniversary date of the agreement.

In addition to the primary research facility lease, we have entered into a lease agreement with S Real Estate Holding, LLC (an affiliate of our CEO and Executive Vice President and Chief Scientific Officer) to allow the Company to expand into new corporate offices located in Carlsbad, California. The current lease covers 9,028 square feet which is being used as the Company’s headquarters. The current lease expires on February 28, 2023. As of December 31, 2019, the base rent was approximately $13,000 per month. The monthly base rent will increase by 2% annually on the anniversary date of the agreement. We are also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

In addition, we lease a 13,320 square foot facility in Frederick, Maryland, which is used for laboratory and administrative purposes. for a base rent of approximately $17,000 effective as of December 1, 2018, with the lease term expiring in November 2025. The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing and general administration purposes.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2019, we had 7,539,089 shares of common stock outstanding, and approximately 632 holders of record of our common stock, and we had 5,255,167 shares of preferred stock outstanding, and seven holders of record of our preferred stock, with the 5,255,167 shares of preferred stock being convertible into 6,132,278 shares of common stock.

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $9.5 million and $11.1 million for the years ended December 31, 2019 and 2018, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of 15 stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the United States Food and Drug Administration (“FDA”).

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of NSC in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study, which demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®.  In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells.  There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the phase I clinical study by the end of 2020.

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

Anti-Aging Cosmetic Market – Skin Care Products. Our wholly-owned subsidiary LSC develops, manufactures and offers for sale anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, Intense Moisture Serum, and the ProPLUS Advanced Aqueous Treatment. Products based on the proprietary targeted small molecule technology include: retail and professional formulas of the Collagen Booster (Molecular Renewal Serum), retail and professional formulas of the Elastin Booster, and Brightening Toner. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, Amazon, ecommerce partners and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary LCT develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

	Years Ended December 31,
	2019 (in thousands)	2018 (in thousands)	$ Change	% Change
Revenues	$9,472	$11,089	$(1,617)	-15%
Cost of sales	3,933	4,069	(136)	-3%
As a % of revenues	42%	37%
Research and development	1,386	2,396	(1,010)	-42%
Selling and marketing	2,685	2,631	54	2%
General and administrative	7,196	5,467	1,729	32%
Other income, net	1,463	1,343	120	9%
Net loss	$(4,265)	$(2,131)	$(2,134)	100%
As a % of revenues	-45%	-19%

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Revenue for the year ended December 31, 2019, totaled $9.5 million, compared to $11.1 million in 2018. LCT contributed $7.5 million or 79% of total revenue in 2019, compared to $9.3 million or 84% of total revenue in 2018. The decrease of $1.8 million or 19% in LCT’s revenue for 2019 primarily consists of the reduction in OEM sales. LSC’s revenue of $2.0 million in 2019 accounted for 21% of total revenue, compared to $1.8 million or 16% of total revenue in 2018. The increase of $161,000 or 9% in LSC’s revenue primarily consists of an increase in the professional channel sales.

Cost of Sales

Cost of sales for the year ended December 31, 2019 was $3.9 million or 42% of revenue, compared to $4.1 million or 37% of revenue in 2018. Due to the decrease in revenue LCT saw a decrease in cost of item sold, however that decrease was mostly offset by the increased reserve recorded on the LCT inventory. LSC had a slight increase in cost of sales of $51,000 compared to the prior year primarily due to higher sales in the current year.

Cost of sales reflects direct costs including salaries and benefits related to manufacturing, third party manufacturing costs, materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development (“R&D”)

Research and development expenses for the year ended December 31, 2019 amounted to $1.4 million, reflecting a decrease of approximately $1.0 million or 42% compared to $2.4 million in 2018. The decrease is primarily due to lower expenses incurred for clinical trial study costs.

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

Selling and Marketing Expense

Selling and marketing expenses for the year ended December 31, 2019 amounted to $2.7 million, reflecting an increase of approximately $54,000 or 2%, as compared to $2.6 million in 2018. The increase is primarily due to stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $7.2 million, reflecting an increase of $1.7 million or 32%, compared to $5.5 million in 2018. The increase is primarily the result of higher audit and accounting fees of $327,000, stock-based compensation expense of $410,000 and impairment charges of $1.5 million offset by a decrease in investor relation expenses of $118,000.

Other Income/Expense

Net other income was $1.5 million for the year ended December 31, 2019, compared to $1.3 million for the year ended December 31, 2018 for an increase of $120,000 or 9%. The increase of $120,000 is primarily due to a higher gain in the fair value of warrant liability compared to the prior year.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, our cash totaled $484,000 and $1.1 million, respectively. At December 31, 2019, we had a working capital of $1.5 million compared to a working capital deficit of $1.3 million at December 31, 2018. The $2.8 million increase in working capital is primarily due to the reclass from current liabilities to long term liabilities of our related party note payable and the fair value of warrants related to our March 2016 financing transaction, a decrease in cash of $591,000, an decrease in other current assets of $336,000, an increase in accounts receivable of $864,000, and an increase of $196,000 in accounts payable.

Operating Cash Flows

Net cash used in operating activities was $1.4 million for the year ended December 31, 2019, compared to $1.1 million in 2018. The primary factor contributing to the variability in the reported cash flow amounts relates to the net loss after non-cash adjustments totaling $1.2 million, mostly attributable to the change in the fair value of warrants liability of $1.5 million, recorded stock compensation expense of $2.1 million, $1.5 million of intangible asset impairment. There was also an increase in accounts receivable of $864,000, decrease in prepaid and other current assets of $336,000, and a decrease in operating lease liabilities of $304,000 in 2019, compared to $870,000 of net loss after non-cash adjustments, mostly attributable to the change in the fair value of warrants liability of $1.4 million, recorded stock compensation expense of $1.7 million, $607,000 of intangible asset impairment, increase in accounts receivable of $186,000, increase in inventory of $287,000, decrease in prepaid and other current assets of $245,000, a decrease in accounts payable of $92,000, and an increase in accrued liabilities of $112,000 in 2018.

Investing Cash Flows

Net cash used in investing activities was $494,000 for the year ended December 31, 2019, compared to net cash used of $661,000 in 2018. The decrease was primarily the result of lower payments for patents licenses of $146,000.

Financing Cash Flows

Net cash provided by financing activities was $1.3 million for the year ended December 31, 2019, compared to $2.5 million in 2018. In 2019, $1.3 million was received from a related party note payable compared to $2.0 million for a similar loan in the prior year.

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

The Company has an accumulated deficit of approximately $106.4 million as of December 31, 2019 and has incurred net losses and has had negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Based on cash on-hand at December 31, 2019 of $484,000 and anticipated cash burn, the Company estimates it has existing resources to fund the Company’s principal operations into the second quarter of 2020. There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs in 2020 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in research and development programs;
•

the magnitude and scope of the Company’s research and development programs and its ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that the Company decides to pursue; and
•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our business operations and funding requirements.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include intangible assets which impacts operating expenses and accrued liabilities, stock-based compensation which impacts operating expenses and fair value of warrant liability. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the lives of the underlying patents, generally 15 years. All amortization expense and impairment charges related to intangible assets are included in general and administrative expense.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based payment awards made to employees and consultants based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model.

The determination of fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of stock-based compensation expense recognized in our consolidated statements of operations. These include estimates of the expected volatility of our stock price, expected option life, expected dividends and the risk-free interest rate. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. The expected option life is calculated using the mid-point method as prescribed by accounting guidance for stock-based compensation. We determined expected dividend yield to be 0% given that we have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period.

Fair Value of Warrant Liability

We are required to recognize warrant agreements as a liability since they did not meet the specific conditions for equity classification and therefore we need to recognize the fair value.  The fair value of the warrant liability is calculated using the Monte-Carlo simulation model, which requires the use of certain estimates.  These estimates include the expected volatility of our stock price, expected warrant life, risk-free interest, and subsequent financing. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the instrument.  The expected warrant life represents the period of time remaining prior to the warrant expiring.  The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the warrant arrangements. Subsequent financing is the probability that financing will occur within a period of time. If any of the assumptions used in the Monte-Carlo simulation model change significantly, the fair value of the warrant liability may differ materially from what we have recorded in the current period.

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

On July 25, 2019, the Audit Committee of the Board of Directors of International Stem Cell Corporation (the “Company”) elected to conclude the Company’s 8-year engagement with its independent registered public accounting firm Mayer Hoffman McCann P.C. (“MHM”). MHM’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the inclusion of an explanatory paragraph regarding the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2018 and 2017, and the subsequent interim period through July 25, 2019, there were (i) no disagreements between the Company and MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to MHM’s satisfaction, would have caused MHM to make reference thereto in its reports, and (ii) except as noted in the following paragraph, no reportable events within the meaning of Item304(a)(1)(v) of Regulation S-K.

As previously disclosed in the Company’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”) and for the fiscal year ended December 31, 2018 (the “2018 10-K”), the Company reported material weaknesses (the “Material Weaknesses”) in its internal control over financial reporting. In particular, as of December 31, 2017, the Company concluded its disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to the accounting for and disclosure of equity transactions. As of December 31, 2018, the Company concluded that its disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources. MHM was not required to, and did not, audit the Company’s internal control over financial reporting. The Audit Committee and management discussed the Material Weaknesses with MHM. The Company has authorized MHM to respond fully and without limitation to any inquiries of BDO USA, LLP (“BDO”), the Company’s successor independent registered public accounting firm, concerning the Material Weaknesses.

Following a selection process that evaluated several potential successor independent registered public accounting firms, on July 25, 2019, the Audit Committee approved the appointment of BDO as the independent registered public accounting firm for the Company’s fiscal year ending December 31, 2019. During the fiscal years ended December 31, 2018 and 2017, and the subsequent interim period through July 25, 2019, neither the Company nor anyone on its behalf consulted with BDO regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, Management concluded that, at December 31, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation activities relating to revenue transactions under ASC 606 described below, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of December 31, 2019, the Company’s internal control over financial reporting were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, identification of the status of intangible assets as issued, pending, expired or abandoned, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

ITEM 9B.OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) in connection with our 2020 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16a of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the information in the Proxy Statement, under the caption “Section 16a Beneficial Ownership Reporting Compliance.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, under the caption “Corporate Governance.”

As a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic, the Company obtained an extension to file the Part III portion of its Annual Report on Form10-K for the year ended December 31, 2019 (the "Part III Portion”), was originally due on April 29, 2020. Specifically, the Company is relying on an order issued by the SEC on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the "Order”), regarding potential exemptions granted to public companies with respect to specified filing requirements, subject to the conditions contained in the Order. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if the registrant’s ability to file such report timely is affected by circumstances related to COVID-19.

As such, the Company will be relying on the Order and will be making use of the 45-day grace period provided by the Order to delay filing of the Part III Portion. The Company plans to file the Part III Portion (which may be accomplished by filing its definitive proxy materials for its 2020 Annual Meeting of Stockholders and incorporating the information comprising the Part III Portion by reference from the definitive Proxy Statement) by no later than June 13, 2020, 45 days after the original due date of the Part III Portion.

As of December 31, 2019, our executive officers were as follows:

Name	Position	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	60
Russell Kern	Executive Vice President and Chief Scientific Officer	34
Sophia Garnette	Vice President, Legal Affairs & Operations and Principal Financial Officer	36

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

The information required by this item is incorporated by reference to the information in the Proxy Statement, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, under the caption “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Equity Participation Plan	4,951	$9.30	—
2010 Equity Participation Plan	4,931,722	$3.38	4,487,863
Total	4,936,673		4,487,863
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, under the caption “Principal Accounting Fees and Services.”

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

Exhibit Number	Description

4.7	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

4.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016, File No. 000-51891).

10.1*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006, File No. 000-51891).

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

Exhibit Number	Description

10.25	Note Conversion Agreement dated January 21, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 23, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016).

23.1	Consent of BDO USA, LLP

23.2	Consent of Mayer Hoffman McCann P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ ANDREY SEMECHKIN
Name:	Andrey Semechkin
Title:	Chief Executive, Officer

Dated: May 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 29, 2020
Andrey Semechkin

/ S / SOPHIA GARNETTE	Vice President Legal Affairs and Operations (Principal Financial Officer)	May 29, 2020
Sophia Garnette

/ S / RUSSELL KERN	Executive VP and Chief Scientific Officer and Director	May 29, 2020
Russell Kern

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	May 29, 2020
Donald A. Wright

/ S / PAUL V. MAIER	Director	May 29, 2020
Paul V. Maier

Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Stem Cell Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of International Stem Cell Corporation (the “Company”) as of December 31, 2019, the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Notes 1 and 10 of the consolidated financial statements, effective January 1, 2019, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2019.

San Diego, California

May 29, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

International Stem Cell Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of International Stem Cell Corporation and Subsidiaries (“Company”) as of December 31, 2018, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We served as the Company’s auditors from 2011 to 2019

San Diego, California

April 12, 2019

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data and par value)

	December 31,	December 31,
	2019	2018
Assets
Cash	$484	$1,075
Accounts receivable, net	1,515	651
Inventory, net	1,246	1,501
Prepaid expenses and other current assets	207	543
Total current assets	3,452	3,770
Non-current inventory	358	805
Property and equipment, net	668	469
Intangible assets, net	1,335	2,674
Right-of-use asset	717	—
Deposits and other assets	90	78
Total assets	$6,620	$7,796
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Accounts payable	$654	$458
Accrued liabilities	642	579
Operating lease liability, current	367	—
Advances	250	250
Related party note payable	—	2,045
Fair value of warrant liability	—	1,745
Total current liabilities	1,913	5,077
Related party note payable	2,370	—
Fair value of warrant liability	207	—
Long-term deferred rent	—	182
Operating lease liability, net of current portion	718	—
Total liabilities	5,208	5,259
Commitments and contingencies
Series D Redeemable Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 issued and outstanding, with liquidation preference of $4,300 at December 31, 2019	4,300	—

Stockholders' Equity (Deficit)
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, 250,000 issued and outstanding, with liquidation preferences of $426 and $411 at December 31, 2019 and 2018, respectively	—	—
Series D Convertible Preferred stock, $0.001 par value, 50 shares authorized, 43 shares issued and outstanding, with liquidation preference of $4,320 at December 31, 2018	—	—
Series G Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized, issued and outstanding, with liquidation preference of $5,000 at December 31, 2019 and 2018, respectively	5	5
Series I-1 Convertible Preferred stock, $0.001 par value, 2,000 shares authorized, 814 issued and outstanding with liquidation preferences of $814 at December 31, 2019 and 2018, respectively	—	—
Series I-2 Convertible Preferred stock, $0.001 par value, 4,310 shares authorized, issued and outstanding with liquidation preferences of $4,310 at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 7,539,089 and 6,933,861 shares issued and outstanding at December 31, 2019 and 2018, respectively	8	7
Additional paid-in capital	103,490	109,188
Accumulated deficit	(106,391)	(106,663)
Total stockholders' equity (deficit)	(2,888)	2,537
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$6,620	$7,796

 See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended
	December 31,
	2019	2018
Revenues
Product sales	$9,472	$11,089
Total revenues	9,472	11,089
Expenses
Cost of sales	3,933	4,069
Research and development	1,386	2,396
Selling and marketing	2,685	2,631
General and administrative	7,196	5,467
Total expenses	15,200	14,563
Loss from operations	(5,728)	(3,474)
Other income (expense)
Change in fair value of warrant liability	1,538	1,368
Interest expense	(77)	(48)
Miscellaneous income	2	44
Miscellaneous expense	—	(21)
Total other income (expense), net	1,463	1,343
Net loss	$(4,265)	$(2,131)
Net loss applicable to common stockholders	$(4,265)	$(2,131)
Net loss per common share-basic and diluted	$(0.57)	$(0.33)
Weighted average shares outstanding-basic and diluted	7,513	6,388

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018 (in thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
	Series D		Series B		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	250	$—	—	$—	5,000	$5
Issuance of common stock
for services	—	—	—	—	—	—	—	—
for cash	—	—	—	—	—	—	—	—
from exercise of options	—	—	—	—	—	—	—	—
for settlement of trade payables	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2018	—	—	250	—	—	—	5,000	5
Out of period correction (Note 2)	—	4,300	—	—	—	—	—	—
Conversion of debt	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2019	—	$4,300	250	$—	—	$—	5,000	$5

	Convertible Preferred Stock				Common		Additional		Total
	Series I-1		Series I-2		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	1	$—	4	$—	6,057	$6	$106,585	$(104,532)	$2,064
Issuance of common stock
for services	—	—	—	—	10	—	15	—	15
for cash	—	—	—	—	286	1	499	—	500
from exercise of options	—	—	—	—	141	—	160	—	160
for settlement of trade payables	—	—	—	—	160	—	248	—	248
Conversion of preferred stock	—	—	—	—	280	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,681	—	1,681
Net loss	—	—	—	—	—	—		(2,131)	(2,131)
Balance at December 31, 2018	1	—	4	—	6,934	7	109,188	(106,663)	2,537
Out of period correction (Note 2)	—	—	—	—	—	—	(8,837)	4,537	(4,300)
Conversion of debt	—	—	—	—	599	1	1,048	—	1,049
Stock-based compensation	—	—	—	—	—	—	2,087	—	2,087
Issuance of common stock	—	—	—	—	6	—	4	—	4
Net loss	—	—	—	—	—	—	—	(4,265)	(4,265)
Balance at December 31, 2019	1	$—	4	$—	7,539	$8	$103,490	$(106,391)	$(2,888)

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,265)	$(2,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	308
Stock-based compensation expense	2,087	1,681
Common stock issued for services	4	15
Change in fair value of warrant liability	(1,538)	(1,368)
Allowance for inventory obsolescence	579	(20)
Interest expense on related party note payable	73	45
Gain on settlement of trade payables	—	(32)
Loss on disposal of property and equipment	—	25
Impairment of intangible assets	1,540	607
Changes in operating assets and liabilities
Accounts receivable	(864)	(186)
Inventory	123	(287)
Prepaid expenses and other current assets	336	245
Deposits and other assets	(12)	(4)
Right-of-use assets under lease obligations	289	—
Accounts payable	196	(92)
Accrued liabilities	74	112
Operating lease liabilities	(304)	—
Net cash used in operating activities	(1,397)	(1,082)
Investing activities
Purchases of property and equipment	(164)	(185)
Payments for patent licenses	(330)	(476)
Net cash used in investing activities	(494)	(661)
Financing activities
Proceeds from related party note payable	1,300	2,000
Proceeds from sale of common stock	—	500
Proceeds from exercise of stock options	—	160
Payments on financed insurance premiums	—	(146)
Net cash provided by financing activities	1,300	2,514
Net (decrease) increase in cash	(591)	771
Cash, beginning of year	1,075	304
Cash, end of year	$484	$1,075
Supplemental disclosure of cash flow information
Cash paid for interest	$5	$3
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for settlement of trade payables	$—	$248
Conversion of a related party note payable to common stock	$1,049	$—
Financed insurance premiums	$—	$9
Lease incentives received for leasehold improvements and construction in progress	$—	$179

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

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

     Organization and Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is publicly traded in OTC QX. The Company is a research and development company, for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. The Company has the following wholly-owned subsidiaries:

•

Lifeline Cell Technology, LLC (“LCT”) – for the biomedical market, develops, manufactures and commercializes primary human cell research products including over 208 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells;

•

Lifeline Skin Care, Inc. (“LSC”) – for the anti-aging cosmetic market, develops, manufactures and markets a category of anti-aging cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;

•

Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) – performs research and development for the Therapeutic Market and is currently conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

The Company is a biotechnology company focused on therapeutic and clinical product development with multiple long-term therapeutic opportunities and two revenue-generating subsidiaries with potential for increased future revenues. The Company has generated product revenues from the two commercial businesses of $9,472,000 and $11,089,000 for the years ended December 31, 2019 and 2018, respectively. The Company currently has no revenue generated from its principal operations in therapeutic and clinical product development through research and development efforts.

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

The Company has an accumulated deficit of approximately $106.4 million as of December 31, 2019 and has incurred net losses and has had negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Based on cash on-hand at December 31, 2019 of $484,000 and anticipated cash burn, the Company estimates it has existing resources to fund the Company’s principal operations into the second quarter of 2020. There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs in 2020 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in research and development programs;
•

the magnitude and scope of the Company’s research and development programs and its ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that the Company decides to pursue; and
•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our business operations and funding requirements (see Note 12 for further discussion).

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of December 31, 2019 and 2018, the Company had an allowance for doubtful accounts totaling $12,000.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), where BioTime paid an advance of $250,000 to LCT to produce, make, and distribute Joint Products. The $250,000 advance will be reduced with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2019, no revenues were realized from this agreement.

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

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the lives of the underlying patents, generally 15 years. All amortization expense and impairment charges related to intangible assets are included in general and administrative expense.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recoverable. The Company considers assets to be impaired and writes them down to estimated fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows.

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

The following table presents the Company’s revenue disaggregated by segment, product and geography (in thousands):

Biomedical Market:
	Year Ended December 31, 2019
	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Media	$5,750	$483	$6,233	83%
Cells	851	395	1,246	17%
Other	20	—	20	0%
Total	$6,621	$878	$7,499	100%

*Outside the United States
	Year Ended December 31, 2018
	U.S.	OUS*	Total Revenues	% of Total Revenues
Biomedical products
Media	$7,336	$516	$7,852	85%
Cells	1,002	405	1,407	15%
Other	18	—	18	0%
Total	$8,356	$921	$9,277	100%

*Outside the United States

Cosmetic Market:
	Year Ended December 31, 2019		Year Ended December 31, 2018
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
ecommerce	$1,043	53%	$976	54%
Professional	930	47%	836	46%
Total	$1,973	100%	$1,812	100%

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

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional and international sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations. For cosmetic products, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of December 31, 2019 and 2018.

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

      Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of December 31, 2019 and 2018, accounts receivable, net, totaled $1,515,000 and $651,000, respectively.  For the year ended December 31, 2019, the Company did not incur material impairment losses with respect to its receivables.

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

Allowance for Sales Returns

The Company’s cosmetic products have a 30-day product return guarantee. Historical returns have been immaterial, so as of December 31, 2019 and 2018, the Company had no allowance for sales returns.

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

Research and Development Costs

Research and development costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits associated with research and development personnel, overhead, occupancy and contract services.

     Australian Tax Incentive

The Company is eligible to obtain a cash refund from the Australian Taxation Office under the Australian R&D Tax Incentive Program. The tax incentive reduces company R&D costs by offering tax offsets for eligible R&D expenditure. Eligible companies with a turnover of less than $20 million receive a refundable tax offset, allowing the benefit to be paid as a cash refund if they are in a tax loss position. Since the refund does not depend on an entity’s tax status or tax position, it is outside of the scope of accounting for income taxes and is treated as grant income. Due to uncertainty regarding allowable costs, the Company records the grants when the funds are received. The Company recognized reductions to R&D expense of $615,000 and $346,000 for the years ended December 31, 2019 and 2018, respectively.

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands).

	Total	Level 1	Level 2	Level 3
Warrant Liabilities
Balance as of December 31, 2019	$207	$—	$—	$207
Balance as of December 31, 2018	1,745	—	—	1,745

The following table displays the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrant
Liability
Ending balance at December 31, 2017	$3,113
Adjustments to estimated fair value	(1,368)
Ending balance at December 31, 2018	$1,745
Adjustments to estimated fair value	(1,538)
Ending balance at December 31, 2019	$207

Warrant Liability

The Company is required to recognize warrant agreements as a liability since the warrants do not meet the specific conditions for equity classification and therefore need to be recognized at its fair value.  The fair value of the warrant liability is calculated using the Monte-Carlo simulation model, which requires the use of certain estimates.  The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.

The following assumptions were used as inputs to the model:

	Years Ended December 31,
	2019	2018
Significant assumptions:
Risk-free interest rate	1.55% - 1.59%	2.48% - 2.59%
Volatility	85.0%	94.2%
Term to expiration	0.29 - 1.21 years	1.29 - 2.21 years
Subsequent financing	0%	90%

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Penalties and interest are recorded with general and administrative expenses.

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, receivables, accounts payable, accrued liabilities, and related party payable as of December 31, 2019 and 2018 approximate their fair values because of the short-term nature of those instruments. The fair value of certain warrants was determined at each issuance and reporting date and other applicable re-measurement dates in 2019 and 2018 using the Monte-Carlo valuation methodology.

Income (Loss) Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of options, convertible preferred stock and warrants. For the years ended December 31, 2019 and 2018, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be antidilutive.

For the periods below, these stock options, warrants, and convertible preferred stock were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

	Years Ended December 31,
	2019	2018
Options outstanding	4,936,673	4,367,342
Convertible preferred stock	6,132,278	6,120,725
Warrants outstanding	3,951,052	3,951,052

Comprehensive Income

Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize “right-of-use” assets and a lease liability for all leases with lease terms of more than 12 months. The Company elected the exception from applying the new guidance for any short-term leases with initial terms less than or equal to 12 months. Topic 842 requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. In 2018 and 2019, the FASB has issued and incorporated several additional ASUs to provide clarifying guidance associated with the application of certain principles within Topic 842. The effective date will be the first quarter of fiscal year 2019. The Company elected the “package of practical expedients,” which allowed the Company to not reassess under the new guidance, the Company’s prior conclusions about lease identification, classification, and treatment of initial direct costs as well as electing the modified retrospective approach effective January 1, 2019. At adoption, total right-of-use assets and operating lease liabilities were approximately $1,180,000 and $1,389,000 respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Accounting Pronouncements Being Evaluated

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (CECL) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime "expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. The Company is currently evaluating the impact of the adoption of this ASU, which will be effective for the Company as of January 1, 2023.

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

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

2. Correction of Immaterial Misstatements in the Financial Statements for the Year Ended December 31, 2018

During the quarter ended June 30, 2019, the Company determined that the Series D Preferred Stock has a contingent redemption feature. As this feature may trigger the redemption of the convertible preferred stock that is not solely within the Company’s control, the convertible preferred stock should be classified in temporary equity (outside of permanent equity) on the Company’s consolidated balance sheet as of December 31, 2018. The March 31, 2019 consolidated balance sheet has been corrected by classifying the Series D redeemable convertible preferred stock within temporary equity from additional paid-in capital in the amount of $4,300,000. The Company also determined that the beneficial conversion feature was previously incorrectly recorded in accumulated deficit instead of additional paid-in capital in the amount of $4,537,000. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded the errors were not material to any of the previously issued financial statements from 2009 through 2018 and corrected the error prospectively.

3. Inventory

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$688	$656
Work in process	492	590
Finished goods	1,219	1,276
Total	2,399	2,522
Less: allowance for inventory excess and obsolescence	(795)	(216)
Total current and non-current inventory, net	$1,604	$2,306

Inventory, net	$1,246	$1,501
Non-current inventory	358	805
Total current and non-current inventory, net	$1,604	$2,306

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Machinery and equipment	$1,642	$1,614
Computer equipment and software	236	251
Office equipment	230	215
Leasehold improvements	1,290	996
Construction in progress	12	45
	3,410	3,121
Less: accumulated depreciation and amortization	(2,742)	(2,652)
Property and equipment, net	$668	$469

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 were $156,000 and $191,000, respectively.

5. Intangible Assets

Intangible Assets consists of the following (in thousands):

	Years Ended December 31,
	2019	2018
Patents	$2,268	$3,549
Less: accumulated amortization	(1,008)	(958)
Total	1,260	2,591

Indefinite life logos and trademarks	75	83
Intangible assets, net	$1,335	$2,674

Amortization expense for the years ended December 31, 2019 and 2018 was $129,000 and $117,000, respectively. During the years ended December 31, 2019 and 2018, the Company abandoned and fully impaired certain patents that the Company concluded it would no longer defend or incur additional costs to maintain. Impairment charges for the year ended December 31, 2019 and 2018 was $1,540,000 and $607,000 respectively.

The timing of approval of pending patent applications is uncertain, so they are included in the thereafter period below until issued. Pending patents at December 31, 2019 was $260,000. At December 31, 2019, future amortization expense related to the intangible assets subject to amortization is expected to be as follows (in thousands):

Amount
2020	$84
2021	84
2022	84
2023	84
2024	84
Thereafter	840
Total	$1,260

6. Capital Stock

Common Stock

As of December 31, 2019, the Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Description of Preferred Stock

     Dividends

Holders of preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared as of December 31, 2019.

     Liquidation

Liquidation preference among classes of preferred shares is first with Series D Redeemable Preferred stock (“Series D”) with priority, followed by Series G Preferred stock (“Series G”), Series B Preferred stock (“Series B”), Series I-1 Preferred stock (“Series I-1”) and Series I-2 Preferred stock (“Series I-2”) on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of shares plus (in the case of the Series B) an amount equal to 1% of the Series B original issue price for every two calendar months from February 1, 2008. Following the satisfaction of the liquidation preferences, all shares of common stock participate in any remaining distribution.

     Conversion

The conversion rates of the Series B, Series D, Series I-1 and Series I-2 are subject to anti-dilution adjustments whereby, subject to specified exceptions, if the Company issues equity securities or securities convertible into equity at a price below the applicable conversion price of the Series B, Series D, Series I-1 and Series I-2, the conversion price of each such series shall be adjusted downward to equal the price of the new securities.  The conversion rate of the Series G is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price, subject to specified exceptions. The conversion price of the Series I-1 and Series I-2 are also subject to certain resets as set forth in the Certificates of Designation, including a reverse stock split.

The following table summarizes the number of shares of common stock into which each share of preferred stock can be converted at December 31, 2019 and 2018:

		As of December 31, 2019		As of December 31, 2018
	Initial		Conversion Ratio to		Conversion Ratio to
Series	Conversion Price	Conversion Price	Common Stock	Conversion Price	Common Stock
Series B	$75.00	$1.08	0.925924	$1.08	0.925924
Series D	$37.50	$1.75	57,142.860500	$1.75	57,142.860500
Series G	$60.00	$9.70	0.103099	$9.92	0.100790
Series I-1	$1.75	$1.75	571.428571	$1.75	571.428571
Series I-2	$1.75	$1.75	571.428571	$1.75	571.428571

     Voting

The holders of Series B, Series D, and Series G are entitled to one vote for each share of common stock into which it would convert. As long as there are at least 10 shares of Series D outstanding, the holders of Series D have (i) the right to nominate and elect two members of the Board of Directors, and (ii) the right to approve specified significant transactions affecting the Company. As long as there are at least 1,000,000 shares of Series G outstanding, the holders of Series G have the initial right to propose the nomination of two members of the Board, at least one of which such nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholder’s at the Company’s next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be. At least one of the two directors nominated by holders of the Series G shall be independent based on the NASDAQ listing requirements. The holders of Series I-1 and Series I-2 have no voting rights, except as required by law.

     Series D Preferred Stock Redemption

During the quarter ended June 30, 2019, the Company determined that Series D has a contingent redemption feature. As this feature may trigger the redemption of Series D that is not solely within the Company’s control, Series D is classified in temporary equity (outside of permanent equity) on the Company’s consolidated balance sheet as of December 31, 2019. See Note 2 for further discussion of the error as of December 31, 2018 and the conclusion that the error was immaterial.

Capital Transactions

On January 21, 2019, the Company issued 599,222 shares of common stock upon conversion of a portion of the Company’s outstanding indebtedness with a principal amount of $1 million and accrued and unpaid interest on the principal of $49,000 (See Note 7 for details of the conversion).  In accordance with the Series G Certificate of Designation, the issuance of Common Shares at the conversion price of $1.75 per share triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock from $9.92 per share and 0.1008 shares to $9.70 per share and 0.1031 shares, respectively. The deemed dividend as a result of the down-round adjustment was trivial.

Reserved Shares

At December 31, 2019, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,936,673
Options available for future grant under the 2010 Equity Participation Plan	4,487,863
Convertible preferred stock	6,132,278
Warrants	3,951,052
Total	19,507,866

7. Related Party Transactions

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2019 and include annual adjustments to the monthly lease payments. For the years ended December 31, 2019 and 2018, the Company recorded $160,000, in rent expense that was related to the facility lease arrangement with related parties.

Between March 6, 2018 and August 8, 2018, to obtain funding for working capital purposes, the Company borrowed a total of $2.0 million from Dr. Andrey Semechkin and issued an unsecured non-convertible promissory note in the principal amount of $2.0 million (the “Note”) to Dr. Semechkin (the “Noteholder”). The outstanding principal amount under the Note accrued interest at a rate of four percent (4%) per annum. The Note was due and payable November 1, 2018 and on November 12, 2018, to satisfy the indebtedness incurred on the Note, an amendment to the Note was entered into extending the due date to January 15, 2019.

On January 21, 2019, the Company entered into a Note Conversion Agreement with Dr. Andrey Semechkin, the Company’s Co-Chairman and Chief Executive Officer (the “Conversion Agreement”). The Conversion Agreement provides for the conversion of a total of about $1.0 million (representing $1.0 million of principal and $49,000 of accrued interest, representing all accrued interest on the amount owed to Dr. Semechkin through January 21, 2019) under the promissory note issued to Dr. Semechkin on August 8, 2018 into a total of 599,222 shares of the Company’s common stock, representing a conversion price of $1.75 per share, which was greater than the fair value of common stock on the date of conversion at a price of $1.60 per share. Dr. Semechkin took less than fair value to avoid further dilution by triggering down-round adjustments to outstanding warrants and convertible preferred stock. Due to Dr. Semechkin’s role in the Company and controlling interest in the Company, no gain was recorded by the Company upon conversion and the excess was recorded within additional paid-in capital due to the absence of retained earnings. Under the Conversion Agreement, the remaining $1.0 million owed to Dr. Semechkin under the Note has been reflected in a new unsecured, non-convertible promissory note in the principal amount of $1.0 million (the “Note”). The outstanding principal amount under the Note accrues interest at a rate of 4.5% per annum. The Note is due and payable on January 15, 2021, but may be pre-paid by the Company without penalty at any time.

On April 17, 2019 to obtain additional funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note (the “New Promissory Note”) in the amount of $1.8 million to Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. Dr. Andrey Semechkin surrendered an existing promissory note from the Company for $1.0 million and provided an additional $800,000 of funds to the Company.  The outstanding principal amount accrues interest at a rate of 4.5% per annum and is due and payable, on January 15, 2021 but may be pre-paid by the Company without penalty at any time.

On December 17, 2019 to obtain additional funding for working capital purposes the Company issued an unsecured, non-convertible promissory note in the principal amount of $2.3 million (the “New Note”) to Dr. Andrey Semechkin. On December 17, 2019 the Noteholder provided additional $500,000 of funds to the Company and surrendered the New Promissory Note, in return for the New

Note. Dr. Semechkin is the Company’s Co-Chairman and Chief Executive Officer. The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The New Note is due and payable January 15, 2021 but may be pre-paid by the Company without penalty at any time

8. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company had available at December 31, 2019, net operating loss carryforwards of approximately $70.0 million, which may be applied against future taxable income and will expire in various years through 2039. However, any net operating loss carryforwards generated in 2018 and future years will not expire and are carried forward indefinitely. At December 31, 2018, the Company had net operating loss carryforwards of approximately $67.2 million.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, research and development credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2019 and 2018 follows:

	December 31,	December 31,
	2019	2018
Statutory federal income tax rate	21%	21%
Permanent items	3%	6%
State income taxes, net of federal taxes	0%	4%
Foreign	5%	(2)%
Change in valuation allowance*	(13)%	(27)%
Lease accounting	2%	0%
Stock options true-up*	(19)%	0%
Tax credits claimed	0%	(1)%
Other	1%	(1)%
Effective income tax rate	0%	0%

*includes a prior year correction (see below for more details)

During the year ended December 31, 2019, the Company determined that it had incorrectly recorded deferred tax assets related to stock-based compensation in the amount of $392,000. These assets had a full valuation allowance. As a result, the Company wrote-off the prior year stock options expense used in calculating deferred tax assets were incorrectly reported and as a result, the valuation allowance was also impacted. The effective income tax rate, however, remained the same. As a result, the December 31, 2019 table above includes this correction that included an increase of 13% to the change in valuation allowance and a 13% decrease to stock options true-up. Based on a quantitative and qualitative analysis, management concluded the errors were not material to historical financial statements and corrected the error prospectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015. The Company does not have any material uncertain tax positions as of December 31, 2019 and 2018. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2019 will materially change in the next 12 months.

The Company may be subject to IRC Code Sections 382 and 383, which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Code Sections 382 and 383, or whether there have been ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future will be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership change limitations.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Net operating loss carryforwards	$18,452	$17,569
Stock based compensation	1,980	2,437
Research and development tax credit	2,871	2,729
Other	547	260
Non-current deferred tax assets	23,850	22,995
Valuation allowances	(23,850)	(22,995)
Net deferred tax assets	$—	$—

During the preparation of the 2019 and 2018 income tax provision, the Company completed its analysis to determine the effect of the Tax Act and recorded no additional adjustments.

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

In November and December of 2009, the Company issued non-qualified stock options to purchase 68,384 shares of common stock outside the 2006 and 2010 option plans to certain employees and consultants. These options vest over 50 months and expire no later than 10 years from the date of grant.  As of December 31, 2019 and 2018, zero and 12,634 options were outstanding, respectively.

Total stock-based compensation expense for the years ended December 31, 2019 and 2018 was comprised of the following (in thousands):

	Years Ended
	December 31,
	2019	2018
Cost of sales	$112	$57
Research and development	519	641
Selling and marketing	118	54
General and administrative	1,338	929
	$2,087	$1,681

Unrecognized compensation expense related to stock options as of December 31, 2019 was $1,919,000, which is expected to be recognized over a weighted average period of approximately 1.51 years.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.44%	2.72%
Expected stock price volatility	84.95%	92.68%
Expected dividend payout	0%	0%
Expected option life based on management's estimate	5.71 years	5.70 years

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan, the 2010 Plan and outside the plans are summarized below. Options issued have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

	Number of		Weighted
	Options Issued	Weighted	Average	Aggregate
	Under	Average Exercise	Remaining	Intrinsic
	2006 Plan and	Price Per	Contractual	Value
	2010 Plan	Share	Term	(in thousands)
Outstanding at December 31, 2017	2,245,349	$8.25
Granted	2,568,842	$1.56
Exercised	(140,968)	$1.13
Canceled or expired	(318,515)	$16.21
Outstanding at December 31, 2018	4,354,708	$3.95
Granted	1,345,964	$1.44
Canceled or expired	(763,999)	$3.18
Outstanding at December 31, 2019	4,936,673	$3.38	8.09 years	$—
Vested and expected to vest at December 31, 2019	4,759,057	$3.45	8.06 years	$—
Exercisable at December 31, 2019	2,970,989	$4.61	7.67 years	$—

			Weighted
	Number of	Weighted	Average	Aggregate
	Options Issued	Average Exercise	Remaining	Intrinsic
	Outside	Price Per	Contractual	Value
	the Plan	Share	Term	(in thousands)
Outstanding, vested and exercisable at December 31, 2017	50,730	$92.31
Canceled or expired	(38,096)	$93.00
Outstanding, vested and exercisable at December 31, 2018	12,634	$90.23
Canceled or expired	(12,634)	$90.23
Outstanding, vested and exercisable at December 31, 2019	—	$—	0.0 years	$—

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

For the year ended December 31, 2019, there were 6,006 shares of restricted stock were awarded and fully vested at a weighted average grant date fair value of $0.62. For the year ended December 31, 2018, there were 9,855 shares of restricted stock awarded and fully vested at a weighted average grant date fair value of $1.55 per share.

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2019 and 2018 was approximately $3,700 and $15,000, respectively. The Company recognized approximately $3,700 and $15,000 of stock-based compensation expense related to the restricted stock awards for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, there was no unrecognized compensation costs related to unvested awards.

Warrants Issued with Common Stock

Share data related to warrant transactions as of the years ended December 31, 2019 and 2018 were as follows:

	Common Stock October 2014 Financing	Common Stock March 2016 Financing	Total Warrants	Exercise Price
Outstanding, December 31, 2019, 2018 and 2017	2,483	3,948,569	3,951,052	$1.75

Expiration Date	April 14, 2020	March 15, 2021

10. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•	Carlsbad, California – corporate offices with a term date of February 2020 and leased from a related party (see also Note 7),
•

Oceanside, California – primary research facility and laboratory space with a term date of December 2021 with the Company’s option to terminate the lease on January 1, 2020 upon a six-month advanced notice,

•	Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

These operating leases are included in "right-of-use assets" on the Company's December 31, 2019 balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in “operating lease liabilities, current” and “operating lease liabilities, net of current portion” on the Company's December 31, 2019 balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $717,000 and $1,085,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs	$490
Operating cash flows from operating leases	486
Right-of-use assets obtained in exchange for new operating lease obligations at adoption	1,180
Weighted-average remaining lease term (years)	5.02
Weighted average discount rate	17.65%

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$367
2021	347
2022	220
2023	226
2024	233
Thereafter	240
1,633
Less: present value adjustments	(548)
Total lease liabilities	$1,085

Current operating lease liabilities	$367
Non-current operating lease liabilities	718
Total operating lease liabilities	$1,085

Total annual commitments under non-cancelable lease agreements as of December 31, 2018 under the previous lease accounting guidance are as follows (in thousands):

Amount
2019	$491
2020	368
2021	347
2022	220
2023	227
Thereafter	454
Total	$2,107

The Company incurred rent expense of $322,000 for the year ended December 31, 2018.

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement and is noncancelable.

Customer Concentration

During the year ended December 31, 2019 for the Biomedical market segment, one major customer accounted for approximately 37% and another customer accounted for 15% of consolidated revenues. During the year ended December 31, 2018 for the Biomedical market segment, one major customer accounted for 33% of consolidated revenues and another customer accounted for 24% of consolidated revenues. No other single customer accounted for more than 10% of revenues for any period presented.

Vendor Concentration

During the year ended December 31, 2019, no single vendor accounted for more than 10% of consolidated purchases, while during the year ended December 31, 2018, one vendor accounted for approximately 21% of consolidated purchases.

11. Segments and Geographic Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reporting segment’s statement of operations. The Company operates the business on the basis of three reporting segments, the therapeutics market and two business units:

Revenues, Expenses and Operating Income (loss)

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	Years Ended
	December 31,
	2019	2018
Revenues:
Cosmetic market	$1,973	$1,812
Biomedical market	7,499	9,277
Total revenues	9,472	11,089
Expenses:
Therapeutics market	6,345	5,904
Cosmetic market	2,699	2,637
Biomedical market	6,156	6,022
Total operating expenses	15,200	14,563
Operating income (loss):
Therapeutics market	(6,345)	(5,904)
Cosmetic market	(726)	(825)
Biomedical market	1,343	3,255
Total loss from operations	$(5,728)	$(3,474)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	Years Ended
	December 31,
	2019	2018
North America	$8,583	$10,160
Asia	540	612
Europe	325	293
All other regions	24	24
Total	$9,472	$11,089

12. Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak to its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 1, 2020, the Company entered into an amendment to its existing facilities lease with S Real Estate Holding LLC (owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director, and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors). The amendment extended the term of the lease for three years (until February 28, 2023) and provided for a 2% increase in monthly rent.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

It also appropriated funds for the SBA Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company applied for and received $654,000 from the PPP as government aid for payroll, rent and utilities. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business.  The certification made by the Company did not contain any objective criteria and is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties.