Form 10-Q
period 2020-03-31
International Stem Cell CORP
filed 2020-06-19
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5950 Priestly Drive Carlsbad, CA	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 940-6383

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	ISCO	None

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

As of June 16, 2020, the Registrant had 7,539,089 shares of Common Stock outstanding.

Explanatory Note

As previously disclosed on International Stem Cell Corporations (the “Company”) Form 8-K filed with the SEC on May 13, 2020, the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) and its impact on the Company’s operations. The disruptions in transportation, staffing, and technology systems to the Company resulted in limited support from the Company’s staff due to the COVID-19 outbreak. In particular, COVID-19 has caused disruptions in the Company’s day-to-day activities and impaired the Company’s ability to perform necessary work on the Quarterly Report and to file the Quarterly Report by its May 15, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 4, 2020 and amended March 25, 2020 (Release Nos. 34-88318 and 34-88465), to delay the filing of this Quarterly Report.

As of the date of filing of this Quarterly Report on Form 10-Q (this “Report”), there are many uncertainties regarding the current COVID-19 pandemic, including the scope of health issues, the possible duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of International Stem Cell Corporation (the “Company,” “we,” “our” or “us”), including on consumer behavior, customer demand, timing of product availability, our employees’ personal and business lives, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional and local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

In light of these uncertainties, for purposes of this report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$708	$484
Accounts receivable, net	1,138	1,515
Inventory, net	1,100	1,246
Prepaid expenses and other current assets	434	207
Total current assets	3,380	3,452
Non-current inventory	375	358
Property and equipment, net	630	668
Intangible assets, net	1,351	1,335
Right-of-use assets	1,067	717
Deposits and other assets	73	90
Total assets	$6,876	$6,620
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$534	$654
Accrued liabilities	718	642
Operating lease liabilities, current	308	367
Advances	250	250
Related party note payable	2,395	—
Total current liabilities	4,205	1,913
Related party note payable	—	2,370
Fair value of warrant liability	97	207
Operating lease liabilities, net of current portion	1,117	718
Total liabilities	5,419	5,208
Commitments and contingencies (Note 7)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at March 31, 2020 and December 31, 2019	4,300	4,300
Stockholders' Equity (Deficit):
Non-redeemable convertible preferred stock, $0.001 par value; 10,006,310 shares authorized; 5,255,124 shares issued and outstanding; liquidation preference of $10,554 and $10,550 at March 31, 2020 and December 31, 2019, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 7,539,089 shares issued and outstanding at March 31, 2020 and December 31, 2019	8	8
Additional paid-in capital	103,908	103,490
Accumulated deficit	(106,764)	(106,391)
Total stockholders' deficit	(2,843)	(2,888)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$6,876	$6,620

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Product sales	$2,360	$2,218
Operating expenses:
Cost of sales	857	841
Research and development	303	653
Selling and marketing	517	692
General and administrative	1,138	1,521
Total operating expenses	2,815	3,707
Loss from operations	(455)	(1,489)
Other income (expense):
Change in fair value of warrant liability	110	597
Interest expense	(28)	(14)
Total other income, net	82	583
Net loss	$(373)	$(906)
Net loss per common share, basic and diluted	$(0.05)	$(0.12)
Weighted-average common shares used to compute net loss per share, basic and diluted	7,539	7,400

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2020
	Series D Redeemable		Non-redeemable						Total
	Convertible		Convertible		Common		Additional		Stockholders'
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	—	$4,300	5,255	$5	7,539	$8	$103,490	$(106,391)	$(2,888)
Stock-based compensation	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	(373)	(373)
Balance at March 31, 2020	—	$4,300	5,255	$5	7,539	$8	$103,908	$(106,764)	$(2,843)

	Three Months Ended March 31, 2019
	Series D Redeemable		Non-redeemable						Total
	Convertible		Convertible		Common		Additional		Stockholders'
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	—	$—	5,255	$5	6,934	$7	$109,188	$(106,663)	$2,537
Out of period correction	—	4,300	—	—	—	—	(8,837)	4,537	(4,300)
Conversion of debt	—	—	—	—	599	1	1,048	—	1,049
Stock-based compensation	—	—	—	—	—	—	506	—	506
Net loss	—	—	—	—	—	—	—	(906)	(906)
Balance at March 31, 2019	—	$4,300	5,255	$5	7,533	$8	$101,905	$(103,032)	$(1,114)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(373)	$(906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63	72
Operating lease expense	71	18
Stock-based compensation	418	506
Change in fair value of warrant liability	(110)	(597)
Allowance for inventory obsolescence	52	3
Interest expense on related party note payable	25	13
Changes in operating assets and liabilities:
Accounts receivable	377	(306)
Inventory	77	51
Prepaid expenses and other current assets	(227)	63
Deposits and other assets	17	4
Accounts payable	(120)	348
Accrued liabilities	76	390
Operating lease liabilities	(81)	—
Net cash provided by (used in) operating activities	265	(341)
Cash flows from investing activities
Purchases of property and equipment	(3)	(58)
Payments for patent licenses	(38)	(61)
Net cash used in investing activities	(41)	(119)
Net increase (decrease) in cash	224	(460)
Cash, beginning of period	484	1,075
Cash, end of period	$708	$615
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$421	$—
Conversion of bridge loan from a related party to common stock	$—	$1,049

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is publicly traded on the OTCQX under the symbol “ISCO”. The Company is primarily a research and development company, for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. The Company has the following wholly-owned subsidiaries:

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on June 1, 2020.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company had an accumulated deficit of approximately $106.8 million as of March 31, 2020 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless we obtain additional financing, we do not have sufficient cash on hand to sustain our operations at least through one year after the issuance date. There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

For the three months ended March 31, 2020, the Company reclassified certain prior period amounts to conform to the current period presentation, as follows:

•

The carrying value and shares of the Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock were aggregated on the accompanying condensed consolidated balance sheets and statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit). Refer to Note 5 – Convertible Preferred Stock and Stockholders’ Equity (Deficit) for further information;

•

Non-cash operating lease expense was reclassified from changes in operating assets and liabilities to adjustments to reconcile net loss to net cash used in operating activities on the accompanying condensed consolidated statements of cash flows; and

•

Financed insurance premiums and payments on financed insurance premiums were reclassified from non-cash financing activities and cash flows from financing activities, respectively, to cash flows from operating activities on the accompanying condensed consolidated statements of cash flows;

These reclassifications had no effect on previously reported net loss, stockholders’ equity (deficit) or cash flows for the prior period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, allowance for excess and obsolete inventories, allowance for sales returns and doubtful accounts, and transactions using the Black-Scholes option valuation model, for example, common stock options and common stock warrants, as well as the Monte-Carlo simulation method for certain common stock warrants. Actual results could differ from those estimates.

Segments

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market, and; LSC – anti-aging cosmetic market.

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the current reporting period is classified as non-current inventory on the condensed consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. As of March 31, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts totaling $12,000.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250,000 to LCT to produce, make, and distribute certain products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2020, no revenues were realized and attributable to BioTime under this agreement.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. The costs of major remodeling and leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the asset.

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the lives of the underlying patents, generally 15 years. All amortization expense and impairment charges related to intangible assets are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated undiscounted cash flows derived from the asset (or group of assets) are less than the carrying amounts. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

The following table presents the Company's revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Three Months Ended March 31, 2020
	Domestic	International	Total Revenues	% of Total Revenues
Biomedical products
Cells	$262	$117	$379	19%
Media	1,466	125	1,591	81%
Total	$1,728	$242	$1,970	100%

	Three Months Ended March 31, 2019
	Domestic	International	Total Revenues	% of Total Revenues
Biomedical products
Cells	$172	$100	$272	15%
Media	1,401	117	1,518	85%
Total	$1,573	$217	$1,790	100%

Anti-aging cosmetic market:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Total Revenues	% of Total Revenues	Total Revenues	% of Total Revenues
Cosmetic sales channels
Ecommerce	$224	57%	$215	50%
Professional	166	43%	213	50%
Total	$390	100%	$428	100%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical products market and anti-aging cosmetic products market business segments. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, which are sold both domestically within the United States and internationally. The anti-aging cosmetic market segment markets and sells a line of luxury skincare products sold through two sales channels: ecommerce and professional. The ecommerce channel sells direct to customers through online orders, while professional sales are to spas, salons and other skincare providers.

Contract terms for unit price, quantity, shipping and payment are governed by sales agreements, invoices or online order forms which the Company considers to be a customer's contract in all cases. The unit price is considered the observable stand-alone selling price for the performance obligation(s) within the arrangements. Any promotional or volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

The Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Product sales generally consist of a single performance obligation that the Company satisfies at a point in time (i.e., upon delivery of the product).

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For anti-aging cosmetic products, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of March 31, 2020 and December 31, 2019.

The Company elects to account for shipping and handling costs as activities to fulfill the promise to transfer the goods to a customer. As a result, no consideration is allocated to shipping and handling costs. Rather, the Company accrues the cost of shipping and handling upon shipment of the product, and all contract revenue (i.e., the transaction price) is recognized at the same time.

Variable Consideration

The Company records revenue from customers in an amount that reflects the consideration it expects to be entitled to after transferring control of those goods or services to a customer. From time to time, the Company offers sales promotions on its cosmetic products such as discounts and free product offers. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur and is updated at the end of each reporting period as additional information becomes available.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of March 31, 2020 and December 31, 2019, accounts receivable totaled $1.1 million and $1.5 million, respectively. For the three months ended March 31, 2020 and 2019, the Company did not incur material write-offs with respect to its receivables.

Practical Expedients

The Company has elected the practical expedient to not determine whether contacts with customers contain significant financing components. The Company pays commissions on certain sales for its biomedical and cosmetic product markets once the customer payment has been received, which are accrued at the time of the sale. The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. In addition, the Company has elected to exclude sales taxes consideration from the determined transaction price.

Allowance for Sales Returns

The Company’s cosmetic products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of March 31, 2020 and December 31, 2019, the Company recorded no allowance for sales returns.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and an allocation of overhead. Certain of the Company’s licensed technology agreements may require the Company to pay royalties based on the future sale of the Company’s products. Such royalties will be recorded as a component of cost of sales when incurred. Additionally, milestone payments or the amortization of license fees related to developed technologies used in the Company’s products will be included as a component of cost of sales to the extent that such payments become due in the future.

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs, and amortization of license costs for technology used in research and development with alternative future uses.

Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with stock options and other stock-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of forfeitures, over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant.

Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:  Observable inputs such as quoted prices in active markets.

Level 2:  Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company has no financial assets or liabilities, other than the warrant liability described below, measured at fair value on a recurring basis. No transfers between levels have occurred during the periods presented.

The following table presents a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2020
Warrant liability	$97	$—	$—	$97
As of December 31, 2019
Warrant liability	$207	$—	$—	$207

The following table presents the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrant
Liability
Balance at December 31, 2019	$207
Change in fair value of warrant liability	(110)
Balance at March 31, 2020	$97

Warrant Liability

The Company is required to recognize warrant agreements as a liability since they did not meet the specific conditions for equity classification and therefore need to be recognized at its fair value. The fair value of the warrant liability is calculated using the Monte-Carlo simulation model, which requires the use of certain estimates. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income, net, in the accompanying condensed consolidated statements of operations.

The following assumptions were used as inputs to the model:

	Three Months Ended March 31,
	2020	2019
Significant assumptions:
Risk-free interest rate	0.05% - 0.17%	2.27% - 2.40%
Volatility	90.0%	77.2%
Term to expiration (in years)	0.04 - 0.96	1.04 - 1.96
Subsequent financing	0.0%	90.0%

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities and related party note payable as of March 31, 2020 and December 31, 2019 approximate their fair values because of the short-term nature of those instruments. The fair value of warrants was determined at each issuance date, reporting date and other applicable re-measurement dates for the periods ended using the Monte-Carlo simulation model.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the periods ended March 31, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive common stock equivalents would be anti-dilutive.

For the periods below, these common stock options, common stock warrants and convertible preferred stock were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Options outstanding	4,837,580	5,479,187
Common stock warrants outstanding	3,951,052	3,951,052
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,675,135	3,675,133
Total	14,920,910	15,562,515

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the three months ended March 31, 2020 and 2019.

Risks and Uncertainties

COVID-19

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

Customer Concentration

During the three months ended March 31, 2020 and 2019, for the biomedical market segment, one customer accounted for approximately 49% and 42%, respectively, of consolidated revenues. No other single customer accounted for more than 10% of revenues for the periods ended.

Vendor Concentration

During the three months ended March 31, 2020, two vendors accounted for approximately 14% and 11% of consolidated purchases, while during the same period in 2019 no single vendor accounted for more than 10% of consolidated purchases.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard will be effective for the Company on January 1, 2023 or at such time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes the valuation processes for Level 3 fair value measurements and adds the disclosure for the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

2. Inventory

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$630	$688
Work in process	537	492
Finished goods	1,155	1,219
	2,322	2,399
Less: allowance for inventory excess and obsolescence	(847)	(795)
Total current and non-current inventory, net	$1,475	$1,604

Inventory, net	$1,100	$1,246
Non-current inventory	375	358
Total current and non-current inventory, net	$1,475	$1,604

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$1,645	$1,642
Computer equipment and software	236	236
Office equipment	230	230
Leasehold improvements	1,290	1,290
Construction in progress	12	12
	3,413	3,410
Less: accumulated depreciation and amortization	(2,783)	(2,742)
Property and equipment, net	$630	$668

Depreciation expense for the three months ended March 31, 2020 and 2019 was $41,000 and $37,000 respectively.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Patents	$2,306	$2,268
Less: accumulated amortization	(1,030)	(1,008)
	1,276	1,260
Indefinite life logos and trademarks	75	75
Intangible assets, net	$1,351	$1,335

Amortization expense for the three months ended March 31, 2020 and 2019 was $22,000 and $35,000, respectively.

5. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of non-redeemable securities whose redemption is based upon certain change in control events within the Company’s control, including liquidation, sale, or transfer of control of the Company.

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of March 31, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$430	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,554	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2019 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$426	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,550	$5

Common Stock

As of March 31, 2020, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. Of the 20,000,000 total authorized shares of preferred stock, the Company had authorized 50 shares of Series D redeemable convertible preferred stock and 10,006,310 shares of Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock were authorized.

On January 21, 2019, the Company issued 599,222 shares of common stock upon conversion of a portion of the Company’s outstanding indebtedness with a principal amount of $1.0 million and accrued and unpaid interest on the principal of $49,000. In accordance with the Series G Certificate of Designation, the issuance of Common Shares at the conversion price of $1.75 per share triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock from $9.92 per share and 0.1008 shares to $9.70 per share and 0.1031 shares, respectively. The deemed dividend as a result of the down-round adjustment was immaterial.

Common Stock Warrants

In October 2014 and March 2016, the Company issued warrants exercisable for 62,047 and 11,159,995 shares of common stock, respectively, at an exercise price of $1.75 per share, to certain placement agents and existing investors in conjunction with financing arrangements. The common stock warrants issued in October 2014 and March 2016 expire on April 14, 2020 and March 15, 2021, respectively. As of March 31, 2020 and December 31, 2019, 2,483 and 3,948,569 of common stock warrants issued in October 2014 and March 2016, respectively, were outstanding.

Equity Incentive Plans

The Company adopted the 2006 Equity Participation Plan (as amended the “2006 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 100,000 shares may be granted to employees, directors and consultants under this Plan. The options granted under the 2006 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. The 2006 Plan expired on November 16, 2016. Options and other equity-based awards granted prior to the expiration of the 2006 Plan will continue in effect until the option or award is exercised or terminates pursuant to its terms. No new awards may be granted under the 2006 Plan following its expiration.

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2019	4,936,673	$3.38
Granted	—	$—
Exercised	—	$—
Forfeited, canceled or expired	(99,093)	$1.65
Outstanding at March 31, 2020	4,837,580	$3.42	7.84	$—
Vested and expected to vest at March 31, 2020	4,713,260	$3.47	7.81	$—
Exercisable at March 31, 2020	3,316,350	$4.30	7.49	$—

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

No restricted stock was awarded for the three months ended March 31, 2020. For the year ended December 31, 2019, 6,006 shares of restricted stock were awarded and fully vested at a weighted-average grant date fair value of $0.62.

The fair value of the restricted stock awards is based on the market value of the common stock on the date of grant. For the three months ended March 31, 2020 and 2019, no restricted stock awards vested. As of March 31, 2020, there was no unrecognized compensation costs related to unvested awards.

Stock-Based Compensation

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

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. For the three months ended March 31, 2020, no stock options were granted. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the three months ended March 31, 2019 were as follows:

Three Months Ended
March 31, 2019
Risk-free interest rate	2.55%
Expected stock price volatility	84.80%
Expected dividend yield	0%
Expected life of options (in years)	5.77

Total stock-based compensation expense for the three months ended March 31, 2020 and 2019 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$24	$24
Research and development	49	156
Selling and marketing	22	23
General and administrative	323	303
Total	$418	$506

Unrecognized compensation expense related to stock options as of March 31, 2020 was $1.4 million, which is expected to be recognized over a weighted-average period of approximately 1.39 years.

Common Stock Reserved for Future Issuance

At March 31, 2020, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,837,580
Common stock warrants outstanding	3,951,052
Common stock available for issuance under the 2010 Plan	4,699,695
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,675,135
Total	19,620,605

6. Related Party Transactions

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 28, 2023) and provided for a 2% increase in monthly rent. For the three months ended March 31, 2020 and 2019, the Company recorded $41,000 and $40,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

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

On January 21, 2019, the Company entered into a Note Conversion Agreement with Dr. Semechkin (the “Conversion Agreement”). The Conversion Agreement provides for the conversion of a total of $1.05 million (representing $1.0 million of principal and $49,000 of accrued interest, representing all accrued interest on the amount owed to Dr. Semechkin through January 21, 2019) under the promissory note issued to Dr. Semechkin on August 8, 2018 into a total of 599,222 shares of the Company’s common stock, representing a conversion price of $1.75 per share, which was greater than the fair value of common stock on the date of conversion at a price of $1.60 per share. Dr. Semechkin took less than fair value to avoid further dilution by triggering down-round adjustments to outstanding common stock warrants and convertible preferred stock. Due to Dr. Semechkin’s role in the Company and controlling interest in the Company, no gain was recorded by the Company upon conversion and the excess was recorded within additional paid-in capital due to the absence of retained earnings. Under the Conversion Agreement, the remaining $1.0 million owed to Dr. Semechkin under the Note has been reflected in a new unsecured, non-convertible promissory note in the principal amount of $1.0 million (the “New Note”). The outstanding principal amount under the New Note accrued interest at a rate of 4.5% per annum. The New Note was due and payable on January 15, 2020, but may be pre-paid by the Company without penalty at any time.

On April 17, 2019, to obtain additional funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note (the “New Promissory Note”) in the amount of $1.8 million to Dr. Semechkin. Dr. Semechkin surrendered an existing promissory note from the Company for $1.0 million and provided an additional $800,000 of funds to the Company. The outstanding principal amount accrued interest at a rate of 4.5% per annum and was due and payable on January 15, 2020, but may be pre-paid by the Company without penalty at any time.

On December 17, 2019, to obtain additional funding for working capital purposes the Company issued an unsecured, non-convertible promissory note in the principal amount of $2.3 million (the “New Note”) to Dr. Andrey Semechkin. On December 17, 2019 the Noteholder provided an additional $500,000 of funds to the Company and surrendered the New Promissory Note, in return for the New Note. The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The New Note, including outstanding amounts of principal and accrued interest, is due and payable January 15, 2021 but may be pre-paid by the Company without penalty at any time.

7. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•	Carlsbad, California – corporate offices with a term date of February 2023 and leased from a related party (see also Note 6);
•

Oceanside, California – primary research facility and laboratory space with a term date of December 2021 with the Company’s option to terminate the lease on January 1, 2020 upon a six-month advanced notice;

•	Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As of March 31, 2020, total right-of-use assets and operating lease liabilities were approximately $1.1 million and $1.4 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term.

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement and is noncancelable.

8. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market, and; LSC – anti-aging cosmetic market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three months ended March 31, 2020 and 2019 by market segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Biomedical market	$1,970	$1,790
Anti-aging cosmetic market	390	428
Total revenues	2,360	2,218
Operating expenses:
Therapeutic market	832	1,658
Biomedical market	1,441	1,446
Anti-aging cosmetic market	542	603
Total operating expenses	2,815	3,707
Operating income (loss)
Therapeutic market	(832)	(1,658)
Biomedical market	529	344
Anti-aging cosmetic market	(152)	(175)
Total operating loss	$(455)	$(1,489)

9. Subsequent Events

In May 2020, the Company applied for and received $654,000 from the PPP (the “PPP Loan”) as government aid for payroll, rent and utilities. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Based in part on the Company’s assessment of other sources of liquidity, the uncertainty associated with future revenues created by the COVID-19 pandemic and related governmental responses, and the going concern uncertainty reflect in the Company’s consolidated financial statements, the Company believed in good faith that it met the eligibility requirements for the PPP Loan. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”) was signed into law, extending the PPP Loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2019. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in Item 1A of Part II of this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We generated aggregate product sales revenues from our two commercial businesses of $2.4 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. We have generated no revenues from our principal operations in therapeutic and clinical product development.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (“GMP”) standards as promulgated in the U.S. Code of Federal Regulations and enforced by the U.S. Food and Drug Administration (“FDA”).

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013, we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014, we completed the majority of the preclinical research establishing the safety profile of neural stem cells in various animal species including non-human primates. In June 2016, we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC® via intracerebral transplantation. Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results from the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the phase I clinical study by the end of 2020.

In November 2014, in an important ruling the FDA cleared ISCO’s human parthenogenetic stem cell line for investigational clinical use. This was a necessary step in the process of advancing stem cell therapies based on ISCO’s core technology into clinical development and on to commercialization. Although the Phase I study is conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of future studies will be carried out in the United States where this approval is necessary.

In August 2014, we announced the launch of a stroke program, evaluating the use of ISC-hpNSC® transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC® from the Parkinson’s disease program and, as there is evidence that transplantation of ISC-hpNSC® may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015, the Company together with Tulane University demonstrated that neural stem cells can significantly reduce neurological dysfunction after a stroke in animal models.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the dollar and percent change in those items (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Product sales	$2,360	$2,218	$142	6%
Cost of sales	857	841	16	2%
As a % of revenues	36%	38%
Research and development	303	653	(350)	-54%
Selling and marketing	517	692	(175)	-25%
General and administrative	1,138	1,521	(383)	-25%
Other income, net	82	583	(501)	-86%
Net loss	$(373)	$(906)	$533	-59%
As a % of revenues	-16%	-41%

Product Sales

Product sales revenue for the three months ended March 31, 2020, was $2.4 million, compared to $2.2 million for the three months ended March 31, 2019. The increase of $142,000, or 6%, was primarily attributable to an increase in biomedical cell and media product sales in 2020 compared to 2019.

While the COVID-19 pandemic did not materially affect our product sales revenue for the three months ended March 31, 2020, the pandemic could have a negative impact on our product sales revenue in future periods.

Cost of Sales

Cost of sales for the three months ended March 31, 2020, was $857,000, compared to $841,000 for the three months ended March 31, 2019. The increase of $16,000, or 2%, was consistent with the increase in product sales and partially offset by a reduction in manufacturing costs in 2020 compared to 2019.

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020, was $303,000, compared to $653,000 for the three months ended March 31, 2019. The decrease of $350,000, or 54%, was primarily attributable to a $240,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions, and a $101,000 decrease in consulting fees. The decrease in consulting fees is largely a result of the Company completing Phase 1 of its Parkinson’s disease clinical trials during the first half of 2019. We expect clinical trial costs during 2020 to be less than comparable periods of the prior year as we await results from our Parkinson’s disease study.

Our research and development efforts are primarily focused on the development of treatments for Parkinson’s disease, traumatic brain injury, liver diseases, stroke, and the creation of new GMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. Research and development expenses are expensed as incurred and are accounted for on a project-by-project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expense

Selling and marketing expenses for the three months ended March 31, 2020, was $517,000, compared to $692,000 for the three months ended March 31, 2019. The decrease of $175,000, or 25%, was attributable to a $123,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions, a $27,000 decrease in advertising and consulting services, and a $25,000 decrease in trade show expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020, was $1.1 million, compared to $1.5 million for the three months ended March 31, 2019. The decrease of $0.4 million, or 25%, was primarily attributable to a decrease in professional service fees.

Other Income, Net

Other income, net, for the three months ended March 31, 2020, was $82,000, compared to $583,000 for the three months ended March 31, 2019. The decrease of $501,000, or 86%, in other income, net, was primarily attributable to the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of March 31, 2020, we had an accumulated deficit of approximately $106.8 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $373,000 and $906,000 for three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had cash of $708,000, compared to $484,000 as of March 31, 2019.

In May 2020, we applied for and received a $654,000 loan (the “PPP Loan”) from the U.S. Small Business Administration Paycheck Protection Program (“PPP”) which provided additional liquidity to support our current operations. We intend to use the full amount of proceeds from the PPP Loan for qualifying expenses and apply for forgiveness. However, there is no assurance that we will be able to obtain forgiveness of the PPP Loan in whole or in part. The terms of the PPP Loan, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the U.S. Small Business Administration. Our primary use of cash is to continue to fund our research and development programs and operations.

Cash Flows

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$265	$(341)
Net cash used in investing activities	(41)	(119)
Net increase (decrease) in cash	$224	$(460)

Operating Cash Flows

For the three months ended March 31, 2020, net cash provided by operating activities was $265,000, resulting primarily from non-cash adjustments of $519,000 for stock-based compensation, change in fair value of warrant liability, depreciation and amortization and other non-cash charges, and net changes in operating assets and liabilities of $119,000, offset by net losses of $373,000. The net changes in operating assets and liabilities was primarily attributable to a $377,000 decrease in accounts receivable, offset by a $227,000 decrease in prepaid expenses and other current assets, a $120,000 decrease in accounts payable and $81,000 decrease in operating lease liabilities.

For the three months ended March 31, 2019, net cash used in operating activities was $341,000, resulting primarily from net losses of $906,000, non-cash adjustments of $597,000 for change in fair value of warrant liability, offset by non-cash stock-based compensation of $506,000 and net changes in operating assets and liabilities of $550,000. The net changes in operating assets and liabilities was primarily attributable to a $390,000 increase in accrued liabilities and $348,000 increase in accounts payable, offset by a $306,000 increase in accounts receivable.

Investing Cash Flows

Net cash used in investing activities for the three months ended March 31, 2020 was $41,000, compared to $119,000 for the three months ended March 31, 2019. The decrease of $78,000 was attributable to a decrease in purchases of property and equipment of $55,000 and a decrease in payments for patent licenses of $23,000.

Funding Requirements

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make judgements and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statement, and the reported amounts of revenues, costs and expenses during the reporting periods.

Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of the change in estimates.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2020 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interests, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, management concluded that, at March 31, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2020, the Company’s internal control over financial reporting was not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, identification of the status of intangible assets as issued, pending, expired or abandoned, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on June 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective March 1, 2020, we entered into a Restated Lease Agreement (the “Lease Agreement”) with S Real Estate Holding LLC for our current corporate offices located at 5950 Priestly Drive, Carlsbad, California. S Real Estate Holding LLC is an affiliate of Dr. Andrey Semechkin, our Chief Executive Officer, and Dr. Russell Kern, our Executive Vice President and Chief Scientific Officer. The Lease Agreement expires on March 1, 2023. Monthly rent is $13,996.64 for the first year, increasing each year by approximately 2% on the anniversary date of the agreement. The terms of the lease were reviewed by our independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party.

The foregoing description of the Lease Agreement is not a complete description of all its terms. For a complete description of all the terms, we refer you to the full text of the Lease Agreement, a copy of which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.6	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
4.7	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Restated Lease Agreement, dated March 1, 2020, by and between the Company and S Real Estate Holdings, LLC.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: June 19, 2020
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)