Form 10-Q
period 2020-06-30
International Stem Cell CORP
filed 2020-08-12
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5950 Priestly Drive Carlsbad, CA	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 940-6383

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of August 10, 2020, the Registrant had 7,539,089 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	35

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$1,315	$484
Accounts receivable, net	694	1,515
Inventory, net	1,010	1,246
Prepaid expenses and other current assets	379	207
Total current assets	3,398	3,452
Non-current inventory	356	358
Property and equipment, net	607	668
Intangible assets, net	1,345	1,335
Right-of-use assets	1,006	717
Deposits and other assets	71	90
Total assets	$6,783	$6,620
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$579	$654
Accrued liabilities	507	642
Operating lease liabilities, current	323	367
Advances	250	250
Related party note payable	2,422	—
Total current liabilities	4,081	1,913
Related party note payable	—	2,370
Paycheck Protection Program loan	654	—
Fair value of warrant liability	322	207
Operating lease liabilities, net of current portion	1,031	718
Total liabilities	6,088	5,208
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at June 30, 2020 and December 31, 2019	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,006,310 shares authorized; 5,255,124 shares issued and outstanding; liquidation preference of $10,557 and $10,550 at June 30, 2020 and December 31, 2019, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 7,539,089 shares issued and outstanding at June 30, 2020 and December 31, 2019	8	8
Additional paid-in capital	104,232	103,490
Accumulated deficit	(107,850)	(106,391)
Total stockholders' deficit	(3,605)	(2,888)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$6,783	$6,620

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$1,812	$2,321	$4,171	$4,539
Operating expenses:
Cost of sales	719	857	1,576	1,698
Research and development	200	268	503	921
Selling and marketing	427	739	944	1,430
General and administrative	1,298	1,398	2,436	2,920
Total operating expenses	2,644	3,262	5,459	6,969
Loss from operations	(832)	(941)	(1,288)	(2,430)
Other income (expense):
Change in fair value of warrant liability	(225)	311	(115)	908
Interest expense	(29)	(20)	(56)	(34)
Miscellaneous income	—	2	—	2
Total other income (expense), net	(254)	293	(171)	876
Net loss	$(1,086)	$(648)	$(1,459)	$(1,554)
Net loss per common share, basic and diluted	$(0.14)	$(0.09)	$(0.19)	$(0.21)
Weighted-average common shares used to compute net loss per share, basic and diluted	7,539	7,533	7,539	7,467

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Six Months Ended June 30, 2020
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$4,300	5,255	$5	7,539	$8	$103,490	$(106,391)	$(2,888)
Stock-based compensation	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	(373)	(373)
Balance at March 31, 2020	—	4,300	5,255	5	7,539	8	103,908	(106,764)	(2,843)
Stock-based compensation	—	—	—	—	—	—	324	—	324
Net loss	—	—	—	—	—	—	—	(1,086)	(1,086)
Balance at June 30, 2020	—	$4,300	5,255	$5	7,539	$8	$104,232	$(107,850)	$(3,605)

	Three and Six Months Ended June 30, 2019
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	—	$—	5,255	$5	6,934	$7	$109,188	$(106,663)	$2,537
Out of period correction	—	4,300	—	—	—	—	(8,837)	4,537	(4,300)
Conversion of bridge loan from a related party to common stock	—	—	—	—	599	1	1,048	—	1,049
Stock-based compensation	—	—	—	—	—	—	506	—	506
Net loss	—	—	—	—	—	—	—	(906)	(906)
Balance at March 31, 2019, as revised	—	4,300	5,255	5	7,533	8	101,905	(103,032)	(1,114)
Stock-based compensation	—	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	—	(648)	(648)
Balance at June 30, 2019	—	$4,300	5,255	$5	7,533	$8	$102,476	$(103,680)	$(1,191)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,459)	$(1,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	128	138
Operating lease expense	132	158
Stock-based compensation	742	1,077
Change in fair value of warrant liability	115	(908)
Allowance for inventory obsolescence	7	22
Interest expense on related party note payable	52	30
Changes in operating assets and liabilities:
Accounts receivable	821	(325)
Inventory	231	184
Prepaid expenses and other current assets	(172)	103
Deposits and other assets	19	(16)
Accounts payable	(75)	273
Accrued liabilities	(142)	(21)
Operating lease liabilities	(152)	(150)
Net cash provided by (used in) operating activities	247	(989)
Cash flows from investing activities
Purchases of property and equipment	(22)	(113)
Payments for patent licenses	(48)	(178)
Net cash used in investing activities	(70)	(291)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	654	—
Proceeds from note payable from a related party	—	800
Net cash provided by financing activities	654	800
Net increase (decrease) in cash	831	(480)
Cash, beginning of period	484	1,075
Cash, end of period	$1,315	$595
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$421	$—
Patent license costs included in accrued liabilities	$7	$—
Conversion of bridge loan from a related party to common stock	$—	$1,049

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

(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is publicly traded on the OTCQX under the symbol “ISCO”. The Company is primarily a research and development company, for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. The Company has the following wholly-owned subsidiaries:

•

Lifeline Cell Technology, LLC (“LCT”) – for the biomedical market, develops, manufactures and commercializes primary human cell research products including over 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells;

•

Lifeline Skin Care, Inc. (“LSC”) – for the anti-aging cosmetic market, develops, manufactures and markets a category of anti-aging cosmetic skin care products based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;

•

Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) – performs research and development (“R&D”) for the therapeutic market and is currently conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

COVID-19 Pandemic

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on its rapid increase in exposure globally.

The Company is uncertain as to the full magnitude of effects that the COVID-19 pandemic will have on its financial condition, liquidity, and future results of operations. As of the date of this report, the Company is currently experiencing a year-over-year decline in the volume of product sales and in response has reduced its capital spending and, where possible, operating expenses while facilitating ongoing safe and reliable operations. In addition, management is actively monitoring the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers and industry. The full impact that COVID-19 will have on the Company’s consolidated financial statements throughout and beyond 2020 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. Therefore, the Company cannot reasonably predict the extent to which its consolidated financial statements will be impacted.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on June 1, 2020.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $107.9 million as of June 30, 2020 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations at least through one year after the issuance date of these financial statements.

There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional financing. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company will need to obtain significant additional funding from sources, including through the exercise of outstanding warrants, debt and/or equity financing, license arrangements, grants and/or collaborative research arrangements to sustain its operations and develop products.

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
•

the development of major public health concerns, including COVID-19 or other pandemics arising globally, and the current and future impact that such concerns may have on the Company’s operations and funding requirements.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If equity and credit markets continue to deteriorate, it may make any additional debt and/or equity financing more difficult, more costly and more dilutive.

In addition, debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. If additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish rights to some of its technologies, product candidates or products that the Company would otherwise seek to develop and commercialize on its own. Furthermore, if sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product initiatives. The Company’s failure to raise capital or enter into applicable arrangements when needed would have a negative impact on its financial condition.

Principles of Consolidation and Foreign Currency Transactions

The unaudited condensed consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company and its subsidiaries, including its wholly-owned Australian subsidiary, Cyto Therapeutics, is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the respective balance sheet dates. Revenue and expenses are translated at the average rate in effect on the date of the transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in general and administrative expense in the accompanying condensed consolidated statements of operations and were not material for the periods presented.

Reclassifications

For the three and six months ended June 30, 2020, the Company reclassified certain prior period amounts to conform to the current period presentation, as follows:

•

The carrying value and shares of the Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock were aggregated on the accompanying condensed consolidated balance sheets and statements of changes in redeemable convertible preferred stock and stockholders’ deficit. Refer to Note 6 – Convertible Preferred Stock and Stockholders’ Deficit for further discussion;

•

Non-cash operating lease expense was reclassified from changes in operating assets and liabilities to adjustments to reconcile net loss to net cash provided by (used in) operating activities on the accompanying condensed consolidated statements of cash flows; and

•

Financed insurance premiums and payments on financed insurance premiums were reclassified from non-cash financing activities and cash flows from financing activities, respectively, to cash flows from operating activities on the accompanying condensed consolidated statements of cash flows.

These reclassifications had no effect on previously reported net loss, stockholders’ deficit or cash flows for the prior period.

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

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. Inventory is reviewed periodically for product expiration and obsolescence and is adjusted accordingly. The value of the inventory that is not expected to be sold within twelve months of the current reporting period is classified as non-current inventory on the accompanying condensed consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts of $12,000 as of June 30, 2020 and December 31, 2019.

Research and Development Tax Credit Receivable

As of June 30, 2020, the Company recognized a research and development tax credit receivable within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets earned by its wholly-owned subsidiary, Cyto Therapeutics, which conducts various research and development activities on the Company’s product candidates in Australia. Under Australian tax law, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. The Company recognizes the R&D tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250,000 to LCT to produce, make, and distribute certain products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2020, no revenues were realized and attributable to BioTime under this agreement.

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

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in circumstances (“triggering event”) indicate that the carrying value of an asset or group of assets may not be recovered. If a triggering event is determined to have occurred, the carrying value of an asset or group of assets is compared to the future undiscounted cash flows expected to be generated by the asset or group of assets. If the carrying value exceeds the undiscounted cash flows of the asset or group of assets, then impairment exists. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

The following table presents the Company's revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$213	$87	$300	22%	$475	$204	$679	20%
Media	994	85	1,079	77%	2,461	210	2,671	79%
Other	16	—	16	1%	16	—	16	1%
Total	$1,223	$172	$1,395	100%	$2,952	$414	$3,366	100%

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$283	$86	$369	20%	$455	$186	$641	18%
Media	1,357	121	1,478	80%	2,758	237	2,995	82%
Other	3	—	3	—	3	—	3	—
Total	$1,643	$207	$1,850	100%	$3,216	$423	$3,639	100%

Anti-aging cosmetic market:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Cosmetic sales channels
Ecommerce	$299	72%	$225	48%	$522	65%	$440	49%
Professional	118	28%	246	52%	283	35%	460	51%
Total	$417	100%	$471	100%	$805	100%	$900	100%

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

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For anti-aging cosmetic products, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of June 30, 2020 and December 31, 2019.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of June 30, 2020 and December 31, 2019, accounts receivable totaled $694,000 and $1.5 million, respectively. For the six months ended June 30, 2020 and 2019, the Company did not incur material write-offs of its accounts receivable.

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

Allowance for Sales Returns

The Company’s cosmetic products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of June 30, 2020 and December 31, 2019, the Company recorded no allowance for sales returns.

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

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development with alternative future uses, offset by the R&D tax credit discussed above.

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

The following table presents a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2020
Warrant liability	$322	$—	$—	$322
As of December 31, 2019
Warrant liability	$207	$—	$—	$207

The following table presents the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrant
Liability
Balance at December 31, 2019	$207
Change in fair value of warrant liability	115
Balance at June 30, 2020	$322

Warrant Liability

The Company is required to recognize warrant agreements as a liability since they did not meet the specific conditions for equity classification and therefore need to be recognized at its fair value. The fair value of the warrant liability is calculated using the Monte-Carlo simulation model, which requires the use of certain estimates. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net, in the accompanying condensed consolidated statements of operations.

The following assumptions were used as inputs to the model:

	June 30,	December 31,
	2020	2019
Risk-free interest rate	0.17%	1.55% - 1.59%
Volatility	90.0%	85.0%
Term to expiration (in years)	0.71	0.29 - 1.21
Subsequent financing	0.0%	0.0%

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities, Paycheck Protection Program loan and related party note payable as of June 30, 2020 and December 31, 2019 approximate their fair values because of the short-term nature of those instruments. The fair value of warrants was determined at each issuance date, reporting date and other applicable remeasurement dates for the periods ended using the Monte-Carlo simulation model.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the three and six months ended June 30, 2020 and 2019, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive common stock equivalents would be anti-dilutive.

For the periods below, these common stock options, common stock warrants and convertible preferred stock were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options outstanding	4,620,033	5,669,933	4,739,281	5,669,933
Common stock warrants outstanding	3,948,951	3,951,052	3,950,002	3,951,052
Redeemable convertible preferred stock	2,457,143	2,457,142	2,457,143	2,457,142
Non-redeemable convertible preferred stock	3,675,135	3,675,134	3,675,135	3,675,134
Total	14,701,262	15,753,261	14,821,561	15,753,261

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the three and six months ended June 30, 2020 and 2019.

Customer Concentrations

During the six months ended June 30, 2020 and 2019, for the biomedical market segment, one customer accounted for approximately 47% and 52%, respectively, of consolidated revenues. As of June 30, 2020 and December 31, 2019, the customer accounted for approximately 63% and 37%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard will be effective for the Company on January 1, 2023 or at such earlier time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes the valuation processes for Level 3 fair value measurements and adds the disclosure for the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

2. Inventory

The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$641	$688
Work in process	427	492
Finished goods	1,100	1,219
	2,168	2,399
Less: allowance for inventory excess and obsolescence	(802)	(795)
Total current and non-current inventory, net	$1,366	$1,604

Inventory, net	$1,010	$1,246
Non-current inventory	356	358
Total current and non-current inventory, net	$1,366	$1,604

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Machinery and equipment	$1,661	$1,642
Computer equipment and software	236	236
Office equipment	230	230
Leasehold improvements	1,304	1,290
Construction in progress	1	12
	3,432	3,410
Less: accumulated depreciation and amortization	(2,825)	(2,742)
Property and equipment, net	$607	$668

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $43,000 and $37,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $83,000 and $75,000, respectively.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Patents	$2,323	$2,268
Less: accumulated amortization	(1,053)	(1,008)
	1,270	1,260
Indefinite life logos and trademarks	75	75
Intangible assets, net	$1,345	$1,335

Amortization expense for the three months ended June 30, 2020 and 2019 was $23,000 and $28,000, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $45,000 and $62,000, respectively.

5. Paycheck Protection Program Loan

In May 2020, the Company received a loan of $654,000 from its lender under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”), as amended, was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Based in part on the Company’s assessment of other sources of liquidity, uncertainty associated with future revenues created by the COVID-19 pandemic, and the going concern uncertainty reflected in the Company’s condensed consolidated financial statements, the Company believes in good faith that it met the eligibility requirements for the PPP Loan. If it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred for ten months following the loan forgiveness period, which is defined as the 24-week period following the loan origination date, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. As required by the CARES Act, the Company plans to use the proceeds from the PPP Loan for payroll, healthcare benefits, rent and other qualifying expenses. The PPP provides that the use of the PPP Loan shall be limited to certain qualifying expenses and may be partially or wholly forgiven by the SBA in accordance with the requirements set forth in the CARES Act. While the Company intends to apply for forgiveness of the PPP Loan, there can be assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of June 30, 2020, the outstanding principal and accrued interest of the PPP Loan was classified as non-current on the accompanying condensed consolidated balance sheets based on the contractual payment schedule of the PPP Loan.

6. Convertible Preferred Stock and Stockholders’ Deficit

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

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of June 30, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$433	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,557	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2019 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$426	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,550	$5

Common Stock

As of June 30, 2020, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. Of the 20,000,000 total authorized shares of preferred stock, the Company had authorized 50 shares of Series D redeemable convertible preferred stock and 10,006,310 shares of Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock were authorized.

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

Common Stock Warrants

In October 2014 and March 2016, the Company issued warrants exercisable for 62,047 and 11,159,995 shares of common stock, respectively, at an exercise price of $1.75 per share to certain placement agents and existing investors in connection with financing arrangements. As of December 31, 2019, 2,483 common stock warrants issued in October 2014 were outstanding. In April 2020, the common stock warrants issued in October 2014 expired unexercised. The common stock warrants issued in March 2016 expire on March 15, 2021. As of June 30, 2020 and December 31, 2019, 3,948,569 common stock warrants issued in March 2016 were outstanding.

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

In April 2010, the Company adopted the 2010 Equity Participation Plan, as amended (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 9,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In June 2020, the Company amended the 2010 Plan to extend the term of the 2010 Plan until March 2030; no other material provisions were amended.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2019	4,936,673	$3.38
Granted	245,714	$1.08
Forfeited, canceled or expired	(378,168)	$2.25
Outstanding at June 30, 2020	4,804,219	$3.36	7.76	$—
Vested and expected to vest at June 30, 2020	4,697,444	$3.40	7.74	$—
Exercisable at June 30, 2020	3,404,379	$4.14	7.40	$—

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

The fair value of restricted stock awards is based on the market value of the common stock on the date of grant. For the three and six months ended June 30, 2020 and 2019, no restricted stock awards were awarded or vested. As of June 30, 2020, there was no unrecognized compensation costs related to unvested awards.

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

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.37%	1.84%	0.37%	2.44%
Expected stock price volatility	88.82%	85.78%	88.82%	84.95%
Expected dividend yield	0%	0%	0%	0%
Expected life of options (in years)	5.36	5.37	5.36	5.71

Total stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$21	$30	$45	$54
Research and development	30	155	79	310
Selling and marketing	20	34	42	57
General and administrative	253	352	576	656
Total	$324	$571	$742	$1,077

Unrecognized compensation expense related to stock options as of June 30, 2020 was $1.3 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Common Stock Reserved for Future Issuance

As of June 30, 2020, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,804,219
Common stock warrants outstanding	3,948,569
Common stock available for issuance under the 2010 Plan	4,733,056
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,675,135
Total	19,618,122

7. Related Party Transactions

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 28, 2023) and provided for a 2% increase in monthly rent. For the six months ended June 30, 2020 and 2019, the Company recorded $84,000 and $80,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

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

On January 21, 2019, the Company entered into a Note Conversion Agreement with Dr. Semechkin (the “Conversion Agreement”). The Conversion Agreement provides for the conversion of a total of $1.05 million (representing $1.0 million of principal and $49,000 of accrued interest, representing all accrued interest on the amount owed to Dr. Semechkin through January 21, 2019) under the promissory note issued to Dr. Semechkin on August 8, 2018, into a total of 599,222 shares of the Company’s common stock, representing a conversion price of $1.75 per share, which was greater than the fair value of common stock on the date of conversion at a price of $1.60 per share. Dr. Semechkin took less than fair value to avoid further dilution by triggering down-round adjustments to outstanding common stock warrants and convertible preferred stock. Due to Dr. Semechkin’s role and controlling interest in the Company, no gain was recorded by the Company upon conversion and the excess was recorded within additional paid-in capital due to the absence of retained earnings. Under the Conversion Agreement, the remaining $1.0 million owed to Dr. Semechkin under the Note has been reflected in a new unsecured, non-convertible promissory note in the principal amount of $1.0 million (the “Conversion Note”). The outstanding principal amount under the Conversion Note accrued interest at a rate of 4.5% per annum. The Conversion Note was due and payable on January 15, 2020.

On April 17, 2019, to obtain additional funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note (the “New Promissory Note”) in the amount of $1.8 million to Dr. Semechkin. Dr. Semechkin surrendered the Conversion Note and provided an additional $800,000 of funds to the Company. The outstanding principal amount accrued interest at a rate of 4.5% per annum and was due and payable on January 15, 2020.

On December 17, 2019, to obtain additional funding for working capital purposes the Company issued an unsecured, non-convertible promissory note in the principal amount of $2.3 million (the “New Note”) to Dr. Andrey Semechkin. On December 17, 2019, the Noteholder provided an additional $500,000 of funds to the Company and surrendered the New Promissory Note, in return for the New Note. The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The New Note, including outstanding amounts of principal and accrued interest, is due and payable January 15, 2021 but may be pre-paid by the Company without penalty at any time.

8. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•	Carlsbad, California – corporate offices with a term date of February 2023 and leased from a related party (see also Note 7 –Related Party Transactions);
•	Oceanside, California – primary research facility and laboratory space with a term date of December 2021;
•	Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As of June 30, 2020, total right-of-use assets and operating lease liabilities were approximately $1.0 million and $1.4 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. For the six months ended June 30, 2020 and 2019 rent expense was $237,000 and $253,000, respectively. As of June 30, 2020, the Company had no finance leases.

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2020 (remaining six months)	$255
2021	518
2022	394
2023	255
2024	233
2025	240
Total minimum lease payments	1,895
Less: imputed interest	(541)
Total future minimum lease payments	1,354
Less: operating lease liabilities, current	(323)
Operating lease liabilities, net of current portion	$1,031

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement and is noncancelable.

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market, and; LSC – anti-aging cosmetic market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three and six months ended June 30, 2020 and 2019 by market segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Biomedical market	$1,395	$1,850	$3,366	$3,639
Anti-aging cosmetic market	417	471	805	900
Total revenues	1,812	2,321	4,171	4,539
Operating expenses:
Therapeutic market	952	1,141	1,784	2,800
Biomedical market	1,281	1,404	2,722	2,850
Anti-aging cosmetic market	411	717	953	1,319
Total operating expenses	2,644	3,262	5,459	6,969
Operating income (loss)
Therapeutic market	(952)	(1,141)	(1,784)	(2,800)
Biomedical market	114	446	644	789
Anti-aging cosmetic market	6	(246)	(148)	(419)
Total operating loss	$(832)	$(941)	$(1,288)	$(2,430)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2019 (“Form 10-K”). The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in the Risk Factors included in our Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We are primarily a research and development company, for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. We have the following wholly-owned subsidiaries:

•

Lifeline Cell Technology, LLC (“LCT”) – for the biomedical market, develops, manufactures and commercializes primary human cell research products including over 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells;

•

Lifeline Skin Care, Inc. (“LSC”) – for the anti-aging cosmetic market, develops, manufactures and markets a category of anti-aging cosmetic skin care products based on our proprietary parthenogenetic stem cell technology and small molecule technology;

•

Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) – performs research and development for the therapeutic market and is currently conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

We generated aggregate product sales revenues from our two commercial businesses of $4.2 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively. We have generated no revenues from our principal operations in therapeutic and clinical product development.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells. Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of fifteen stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (“GMP”) standards as promulgated in the U.S. Code of Federal Regulations and enforced by the U.S. Food and Drug Administration (“FDA”).

We have never been profitable and have incurred net losses on an annual basis since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We do not expect to generate any revenues from sales of any therapeutic products until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources, including one or more collaborative arrangements with larger companies to share specified development and commercialization expenses. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates.

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included a reduction in sales volume primarily from our biomedical market segment, temporary or reduced occupancy of portions of our manufacturing facilities, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities which caused minor delays in manufacturing. Our manufacturing facilities continue to operate as they are deemed essential suppliers in accordance with laws applicable to California and Maryland. We have taken precautionary measures to better ensure the health and safety of our workers, including staggering employees’ shifts and isolating at-risk employees.

The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

Biomedical Market – Primary Human Cell Research Products. Our wholly-owned subsidiary Lifeline Cell Technology, LLC develops, manufactures and commercializes over 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technology called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

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

In response to COVID-19, we are continuing to assess potential market opportunities, including the development of new products or services, to address shifting demand and the needs of global health service providers.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the dollar and percent change in those items (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Product sales	$1,812	$2,321	$(509)	-22%
Cost of sales	719	857	(138)	-16%
As a % of revenues	40%	37%
Research and development	200	268	(68)	-25%
Selling and marketing	427	739	(312)	-42%
General and administrative	1,298	1,398	(100)	-7%
Other income (expense), net	(254)	293	(547)	-187%
Net loss	$(1,086)	$(648)	$(438)	68%
As a % of revenues	-60%	-28%

Product Sales

Product sales revenue for the three months ended June 30, 2020, was $1.8 million, compared to $2.3 million for the three months ended June 30, 2019. The decrease of $509,000, or 22%, was primarily attributable to a decrease in cell and media product sales in 2020 compared to 2019 from our biomedical market segment, partially offset by an increase in e-commerce sales from our anti-aging cosmetic market.

Our cell and media product sales were adversely impacted by COVID-19 as universities and research laboratories in the United States closed, slowed or shifted operations during the beginning of the second quarter of 2020. In addition, original equipment manufacturers have reduced purchases as inventory turnover has slowed. This may result in a continued decline in product sales as such customers deplete excess inventory through the remainder of 2020.

Our professional skin care products, which are largely marketed and sold to spas that offer walk-up retail and medical professionals, also experienced a significant decline in customer demand due to COVID-19 as businesses were closed or limited operations to essential health services during the quarter ended June 30, 2020. This decline was partially offset by an increase in e-commerce sales year over year due to customer demand.

Cost of Sales

Cost of sales for the three months ended June 30, 2020, was $719,000, compared to $857,000 for the three months ended June 30, 2019. The decrease of $138,000, or 16%, was consistent with the decrease in product sales, partially offset by $156,000 in unfavorable manufacturing variances and absorption due to reduced customer demand. In addition, profit margins declined 3% for the three months ended June 30, 2020 compared to 2019, primarily as a result of an increase in promotions and discounts to drive sales of certain products to offset the impact of COVID-19. We may modify or expand certain product promotions and discounts through the end of 2020 as we further assess the impact of COVID-19 on our business.

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

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020, was $200,000, compared to $268,000 for the three months ended June 30, 2019. The decrease of $68,000, or 25%, was primarily attributable to a $230,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the treatment phase of the clinical trial in Australia and a $17,000 decrease in materials and supplies, partially offset by a $95,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australia subsidiary, Cyto Therapeutics, and a $94,000 increase in consulting fees. We expect to continue to experience a decline in research and development expense year over year as we await results from our phase 1 clinical trial of ISC-hpNSC®, which are expected to be received by the end of 2020.

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

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2020, was $427,000, compared to $739,000 for the three months ended June 30, 2019. The decrease of $312,000, or 42%, was primarily attributable to a $161,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions, a $92,000 decrease in marketing, travel and tradeshow expenses, and a $15,000 decrease in consulting services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020, was $1.3 million, compared to $1.4 million for the three months ended June 30, 2019. The decrease of $100,000, or 7%, was primarily attributable to a decrease in stock-based compensation of $100,000, a $22,000 decrease in filing-related fees and a $21,000 decrease in investor relations fees, partially offset by a $25,000 increase in legal fees and a $21,000 increase in annual shareholder meeting expenses.

Other Income (Expense), Net

Other expense, net, for the three months ended June 30, 2020, was $254,000, compared to other income, net, of $293,000 for the three months ended June 30, 2019. The decrease of $547,000, or 187%, in other income (expense), net, was primarily attributable to the change in the fair value of the warrant liability of $536,000.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the dollar and percent change in those items (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Product sales	$4,171	$4,539	$(368)	-8%
Cost of sales	1,576	1,698	(122)	-7%
As a % of revenues	38%	37%
Research and development	503	921	(418)	-45%
Selling and marketing	944	1,430	(486)	-34%
General and administrative	2,436	2,920	(484)	-17%
Other income (expense), net	(171)	876	(1,047)	-120%
Net loss	$(1,459)	$(1,554)	$95	-6%
As a % of revenues	-35%	-34%

Product Sales

Product sales revenue for the six months ended June 30, 2020, was $4.2 million, compared to $4.5 million for the six months ended June 30, 2019. The decrease of $368,000, or 8%, was primarily attributable to a decrease in cell and media product sales in 2020 compared to 2019 from our biomedical market segment, partially offset by an increase in e-commerce sales from our anti-aging cosmetic market.

Our cell and media product sales were adversely impacted by COVID-19 as universities and research laboratories in the United States closed, slowed or shifted operations during the beginning of the second quarter of 2020. In addition, original equipment manufacturers have reduced purchases as inventory turnover has slowed. This may result in a continued decline in product sales as such customers deplete excess inventory through the remainder of 2020.

Our professional skin care products, which are largely marketed and sold to spas that offer walk-up retail and medical professionals, also experienced a decline in customer demand primarily due to COVID-19 as businesses were closed or limited operations to essential health services during the six months ended June 30, 2020. This decline was partially offset by an increase in e-commerce sales year-over-year due to customer demand.

Cost of Sales

Cost of sales for the six months ended June 30, 2020, was $1.6 million, compared to $1.7 million for the six months ended June 30, 2019. The decrease of $122,000, or 7%, was consistent with the decrease in product sales, partially offset by $94,000 in unfavorable manufacturing variances and absorption due to reduced customer demand. Profit margins remained consistent for the six months ended June 30, 2020 compared to 2019, largely as a result of improved profit margins in the first quarter of 2020, offset by a decline in profit margins in the second of quarter of 2020 as a result of an increase in promotions and discounts to offset the impact of COVID-19.

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

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020, was $503,000, compared to $921,000 for the six months ended June 30, 2019. The decrease of $418,000, or 45%, was primarily attributable to a $447,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the treatment phase of the clinical trial in Australia and a $38,000 decrease in materials and supplies, partially offset by a $95,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australia subsidiary, Cyto Therapeutics. We expect to continue to experience a decline in research and development expense year over year as we await results from our phase 1 clinical trial of ISC-hpNSC®, which are expected to be received by the end of 2020.

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

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2020, was $944,000, compared to $1.4 million for the six months ended June 30, 2019. The decrease of $486,000, or 34%, was primarily attributable to a $259,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions, a $136,000 decrease in marketing and tradeshow related expenses and a $48,000 decrease in consulting and creative services.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020, was $2.4 million, compared to $2.9 million for the six months ended June 30, 2019. The decrease of $484,000, or 17%, was primarily attributable to a $308,000 decrease in audit and filing-related fees, a $99,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions, a $46,000 decrease in investor relations fees and a $35,000 decrease in consulting fees.

Other Income (Expense), Net

Other expense, net, for the six months ended June 30, 2020, was $171,000, compared to other income, net, of $876,000 for the six months ended June 30, 2019. The decrease of $1.0 million, or 120%, in other income (expense), net, was primarily attributable to the change in the fair value of the warrant liability of $1.0 million.

Liquidity and Capital Resources

As of June 30, 2020, we had an accumulated deficit of approximately $107.9 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $1.5 million and $1.6 million for six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had cash of $1.3 million, compared to $595,000 as of June 30, 2019.

In May 2020, we received a $654,000 loan (the “PPP Loan”) from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provided additional liquidity to support our current operations. We intend to use the full amount of proceeds from the PPP Loan for qualifying expenses and apply for forgiveness. There is no assurance that we will be able to obtain forgiveness of the PPP Loan in whole or in part. The terms of the PPP Loan, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA. Our primary use of cash is to continue to fund our research and development programs and operations.

Cash Flows

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$247	$(989)
Net cash used in investing activities	(70)	(291)
Net cash provided by financing activities	654	800
Net increase (decrease) in cash	$831	$(480)

Operating Cash Flows

For the six months ended June 30, 2020, net cash provided by operating activities was $247,000, resulting primarily from our net loss of $1.5 million, adjusted for non-cash stock-based compensation expense of $742,000, coupled with net changes in operating assets and liabilities of $530,000. The net changes in operating assets and liabilities were primarily attributable to a $821,000 decrease in accounts receivable and a $231,000 decrease in inventory, partially offset by a $172,000 increase in prepaid expenses and other current assets. For the six months ended June 30, 2019, net cash used in operating activities was $989,000, resulting primarily from our net losses of $1.6 million and non-cash adjustments of $908,000 for change in fair value of warrant liability, partially offset by stock-based compensation of $1.1 million, and net changes in operating assets and liabilities of $48,000.

Investing Cash Flows

Net cash used in investing activities for the six months ended June 30, 2020 was $70,000, compared to $291,000 for the six months ended June 30, 2019. The decrease of $221,000 was attributable to a decrease in purchases of property and equipment of $91,000 and a decrease in payments for patent licenses of $130,000 year over year.

Financing Cash Flows

Net cash provided by financing activities for the six months ended June 30, 2020 was $654,000, compared to $800,000 for the six months ended June 30, 2019. The decrease of $146,000 was attributable to proceeds from a note payable from a related party of $800,000 received in the prior year, offset by proceeds from the Paycheck Protection Program loan of $654,000 in the current year.

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
•

the development of major public health concerns, including COVID-19 or other pandemics arising globally, and the current and future impact that such concerns may have on our operations and funding requirements.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition. Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish rights to some of its technologies, product candidates or products that the Company would otherwise seek to develop and commercialize on its own. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product initiatives.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2020 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2020 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interests, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, management concluded that, at June 30, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financing reporting despite the fact that a majority of our employees are working remotely due to the COVID-19 pandemic.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (the “2013 COSO Framework”). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2020, the Company’s internal control over financial reporting was not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, identification of the status of intangible assets as issued, pending, expired or abandoned, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on June 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.6	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
4.7	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1*	2010 Equity Participation Plan, as amended.
10.2*	Promissory Note, dated May 4, 2020, by and between the Company and Wells Fargo Bank, N.A.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: August 12, 2020
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)