Form 10-Q
period 2020-09-30
International Stem Cell CORP
filed 2020-11-12
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 10, 2020, the Registrant had 7,539,089 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	34

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$1,026	$484
Accounts receivable, net	509	1,515
Inventory, net	937	1,246
Prepaid expenses and other current assets	159	207
Total current assets	2,631	3,452
Non-current inventory	383	358
Property and equipment, net	568	668
Intangible assets, net	1,266	1,335
Right-of-use assets	939	717
Deposits and other assets	64	90
Total assets	$5,851	$6,620
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$391	$654
Accrued liabilities	374	642
Operating lease liabilities, current	332	367
Advances	250	250
Related party note payable	2,448	—
Paycheck Protection Program loan, current	57	—
Total current liabilities	3,852	1,913
Related party note payable	—	2,370
Paycheck Protection Program loan, net of current portion	599	—
Fair value of warrant liability	40	207
Operating lease liabilities, net of current portion	936	718
Total liabilities	5,427	5,208
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at September 30, 2020 and December 31, 2019	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,006,310 shares authorized; 5,255,124 shares issued and outstanding; liquidation preference of $10,562 and $10,550 at September 30, 2020 and December 31, 2019, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 7,539,089 shares issued and outstanding at September 30, 2020 and December 31, 2019	8	8
Additional paid-in capital	104,505	103,490
Accumulated deficit	(108,394)	(106,391)
Total stockholders' deficit	(3,876)	(2,888)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,851	$6,620

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$1,481	$2,096	$5,652	$6,635
Operating expenses:
Cost of sales	563	799	2,138	2,497
Research and development	255	79	758	1,001
Selling and marketing	403	626	1,347	2,057
General and administrative	1,058	1,405	3,494	4,324
Total operating expenses	2,279	2,909	7,737	9,879
Loss from operations	(798)	(813)	(2,085)	(3,244)
Other income (expense):
Change in fair value of warrant liability	282	837	167	1,745
Interest expense	(28)	(21)	(85)	(55)
Miscellaneous income	—	—	—	2
Total other income (expense), net	254	816	82	1,692
Net income (loss)	$(544)	$3	$(2,003)	$(1,552)
Net income (loss) per common share, basic and diluted	$(0.07)	$0.00	$(0.27)	$(0.21)
Weighted-average common shares used to compute net income (loss) per share, basic and diluted	7,539	7,546	7,539	7,502

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Nine Months Ended September 30, 2020
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$4,300	5,255	$5	7,539	$8	$103,490	$(106,391)	$(2,888)
Stock-based compensation	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	(373)	(373)
Balance at March 31, 2020	—	4,300	5,255	5	7,539	8	103,908	(106,764)	(2,843)
Stock-based compensation	—	—	—	—	—	—	324	—	324
Net loss	—	—	—	—	—	—	—	(1,086)	(1,086)
Balance at June 30, 2020	—	4,300	5,255	5	7,539	8	104,232	(107,850)	(3,605)
Stock-based compensation	—	—	—	—	—	—	273	—	273
Net loss	—	—	—	—	—	—	—	(544)	(544)
Balance at September 30, 2020	—	$4,300	5,255	$5	7,539	$8	$104,505	$(108,394)	$(3,876)

	Three and Nine Months Ended September 30, 2019
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	—	$—	5,255	$5	6,934	$7	$109,188	$(106,663)	$2,537
Out of period correction	—	4,300	—	—	—	—	(8,837)	4,537	(4,300)
Conversion of bridge loan from a related party to common stock	—	—	—	—	599	1	1,048	—	1,049
Stock-based compensation	—	—	—	—	—	—	506	—	506
Net loss	—	—	—	—	—	—	—	(906)	(906)
Balance at March 31, 2019, as revised	—	4,300	5,255	5	7,533	8	101,905	(103,032)	(1,114)
Stock-based compensation	—	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	—	(648)	(648)
Balance at June 30, 2019	—	4,300	5,255	5	7,533	8	102,476	(103,680)	(1,191)
Stock-based compensation	—	—	—	—	—	—	512	—	512
Net income	—	—	—	—	—	—	—	3	3
Balance at September 30, 2019	—	$4,300	5,255	$5	7,533	$8	$102,988	$(103,677)	$(676)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(2,003)	$(1,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	203
Operating lease expense	199	222
Stock-based compensation	1,015	1,589
Change in fair value of warrant liability	(167)	(1,745)
Allowance for inventory obsolescence	36	89
Interest expense on related party note payable	78	51
Impairment of intangible assets	65	145
Changes in operating assets and liabilities:
Accounts receivable	1,006	(429)
Inventory	248	63
Prepaid expenses and other current assets	48	236
Deposits and other assets	26	(12)
Accounts payable	(263)	264
Accrued liabilities	(272)	84
Operating lease liabilities	(238)	(224)
Net cash used in operating activities	(30)	(1,016)
Cash flows from investing activities
Purchases of property and equipment	(24)	(146)
Payments for patent licenses	(58)	(250)
Net cash used in investing activities	(82)	(396)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	654	—
Proceeds from note payable from a related party	—	800
Net cash provided by financing activities	654	800
Net increase (decrease) in cash	542	(612)
Cash, beginning of period	484	1,075
Cash, end of period	$1,026	$463
Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$4
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$421	$—
Patent license costs included in accrued liabilities	$6	$—
Conversion of bridge loan from a related party to common stock	$—	$1,049

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

•

Lifeline Skin Care, Inc. (“LSC”) – for the anti-aging market, develops, manufactures and markets a category of anti-aging skin care products based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;

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

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $108.4 million as of September 30, 2020 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations at least through one year after the issuance date of these financial statements.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including inconsistent liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. As the pandemic continues and restrictions remain in place or new restrictions are imposed, it may make any additional debt and/or equity financing more difficult, more costly and more dilutive.

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

Reclassifications

For the three and nine months ended September 30, 2020, the Company reclassified certain prior period amounts to conform to the current period presentation, as follows:

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

These reclassifications had no effect on previously reported net income (loss), stockholders’ deficit or cash flows for the prior period.

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

Segments

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market, and; LSC – anti-aging market.

Inventory

Inventory is accounted for using the average cost and first-in, first-out (FIFO) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. LCT’s cell inventory does not have a shelf life when frozen. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. At each reporting period, the Company estimates its reserve for allowance and obsolescence using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If the Company is able to sell such inventory, any related reserves would be reserved in the period of sale. The value of the inventory that is not expected to be sold within twelve months of the current reporting period is classified as non-current inventory on the accompanying condensed consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts of $12,000 as of September 30, 2020 and December 31, 2019.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250,000 to LCT to produce, make, and distribute certain products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2020, no revenues were realized and attributable to BioTime under this agreement.

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

The following table presents the Company's revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$221	$92	$313	27%	$696	$295	$991	22%
Media	750	107	857	73%	3,211	317	3,528	78%
Other	—	—	—	—	16	—	16	—
Total	$971	$199	$1,170	100%	$3,923	$612	$4,535	100%

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$179	$102	$281	18%	$635	$288	$923	18%
Media	1,262	111	1,373	82%	4,020	348	4,368	82%
Other	16	—	16	—	19	—	19	—
Total	$1,457	$213	$1,670	100%	$4,674	$636	$5,310	100%

Anti-aging market:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$211	68%	$230	54%	$733	66%	$670	51%
Professional	100	32%	196	46%	384	34%	655	49%
Total	$311	100%	$426	100%	$1,117	100%	$1,325	100%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical products market and anti-aging products market business segments. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, which are sold both domestically within the United States and internationally. The anti-aging market segment markets and sells a line of skincare products sold through two sales channels: ecommerce and professional. The ecommerce channel sells direct to customers through online orders, while professional sales are to spas, salons and other skincare providers.

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

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of September 30, 2020 and December 31, 2019.

The Company elects to account for shipping and handling costs as activities to fulfill the promise to transfer the goods to a customer. As a result, no consideration is allocated to shipping and handling costs. Rather, the Company accrues the cost of shipping and handling upon shipment of the product, and all contract revenue (i.e., the transaction price) is recognized at the same time.

Variable Consideration

The Company records revenue from customers in an amount that reflects the consideration it expects to be entitled to after transferring control of those goods or services to a customer. From time to time, the Company offers sales promotions on its products such as discounts and free product offers. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur and is updated at the end of each reporting period as additional information becomes available.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of September 30, 2020 and December 31, 2019, accounts receivable, net, totaled $509,000 and $1.5 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company did not incur material write-offs of its accounts receivable.

Practical Expedients

The Company has elected the practical expedient to not determine whether contacts with customers contain significant financing components. The Company pays commissions on certain sales for its biomedical and anti-aging product markets once the customer payment has been received, which are accrued at the time of the sale. The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. In addition, the Company has elected to exclude sales taxes consideration from the determined transaction price.

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of September 30, 2020 and December 31, 2019, the Company recorded no allowance for sales returns.

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

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development with alternative future uses. Research and development costs are net of research and development tax credits earned by Cyto Therapeutics, the Company’s wholly-owned subsidiary based in Australia. The Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds.

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

The following table presents a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2020
Warrant liability	$40	$—	$—	$40
As of December 31, 2019
Warrant liability	$207	$—	$—	$207

The following table presents the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrant
Liability
Balance at December 31, 2019	$207
Change in fair value of warrant liability	(167)
Balance at September 30, 2020	$40

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

The following assumptions were used as inputs to the model:

	September 30,	December 31,
	2020	2019
Risk-free interest rate	0.11%	1.55% - 1.59%
Volatility	90.0%	85.0%
Term to expiration (in years)	0.45	0.29 - 1.21
Subsequent financing	0.0%	0.0%

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities, Paycheck Protection Program loan and related party note payable as of September 30, 2020 and December 31, 2019 approximate their fair values because of the short-term nature of those instruments. The fair value of warrants was determined at each issuance date, reporting date and other applicable remeasurement dates for the periods ended using the Monte-Carlo simulation model.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the three and nine months ended September 30, 2020 and 2019, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive common stock equivalents would be anti-dilutive.

For the periods below, these common stock options, common stock warrants and convertible preferred stock were not included in the diluted net income (loss) per share calculation because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options outstanding	4,711,130	5,578,311	4,729,829	5,427,557
Common stock warrants outstanding	3,948,569	3,951,052	3,949,521	3,951,052
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,675,135	3,675,135	3,675,135	3,675,135
Total	14,791,977	15,661,641	14,811,628	15,510,887

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) other than net loss from operations for the three and nine months ended September 30, 2020 and 2019.

Customer Concentrations

During the nine months ended September 30, 2020 and 2019, for the biomedical market segment, one customer accounted for approximately 43% and 39%, respectively, of consolidated revenues. As of September 30, 2020 and December 31, 2019, the customer accounted for approximately 39% and 37%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The new standard will be effective for the Company on January 1, 2024 or at such earlier time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation process for Level 3 fair value measurements. ASU 2018-13 does require the disclosure for the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

2. Inventory

The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$484	$688
Work in process	430	492
Finished goods	1,050	1,219
	1,964	2,399
Less: allowance for inventory excess and obsolescence	(644)	(795)
Total current and non-current inventory, net	$1,320	$1,604

Inventory, net	$937	$1,246
Non-current inventory	383	358
Total current and non-current inventory, net	$1,320	$1,604

During the three months ended September 30, 2020, the Company disposed of obsolete inventory in the amount of $121,000. The inventory had been fully reserved for and the write-off had no impact on the Company’s consolidated statements of operations for the periods presented.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Machinery and equipment	$1,661	$1,642
Computer equipment and software	236	236
Office equipment	230	230
Leasehold improvements	1,303	1,290
Construction in progress	4	12
	3,434	3,410
Less: accumulated depreciation and amortization	(2,866)	(2,742)
Property and equipment, net	$568	$668

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $42,000 and $40,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $124,000 and $115,000, respectively.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Patents	$2,267	$2,268
Less: accumulated amortization	(1,076)	(1,008)
	1,191	1,260
Indefinite life logos and trademarks	75	75
Intangible assets, net	$1,266	$1,335

Amortization expense for the three months ended September 30, 2020 and 2019 was $23,000 and $26,000, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $68,000 and $88,000, respectively. Impairment charges for the three and nine months ended September 30, 2020 and 2019 were $65,000 and $145,000, respectively.

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

The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred for ten months following the loan forgiveness period, which is defined as the 24-week period following the loan origination date, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. As required by the CARES Act, the Company plans to use the proceeds from the PPP Loan for payroll, healthcare benefits, rent and other qualifying expenses. The PPP provides that the use of the PPP Loan shall be limited to certain qualifying expenses and may be partially or wholly forgiven by the SBA in accordance with the requirements set forth in the CARES Act. While the Company intends to apply for forgiveness of at least a portion of the PPP Loan, there is no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of September 30, 2020, $57,000 and $599,000 of outstanding principal and accrued interest of the PPP Loan was classified as current and non-current, respectively, on the accompanying condensed consolidated balance sheets based on the contractual payment schedule of the PPP Loan.

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

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of September 30, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$438	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,562	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2019 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$426	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,550	$5

Common Stock

As of September 30, 2020, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. Of the 20,000,000 total authorized shares of preferred stock, the Company had authorized 50 shares of Series D redeemable convertible preferred stock and 10,006,310 shares of Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock were authorized.

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

Common Stock Warrants

In October 2014 and March 2016, the Company issued warrants exercisable for 62,047 and 11,159,995 shares of common stock, respectively, at an exercise price of $1.75 per share to certain placement agents and existing investors in connection with financing arrangements. As of December 31, 2019, 2,483 common stock warrants issued in October 2014 were outstanding. In April 2020, the common stock warrants issued in October 2014 expired unexercised. The common stock warrants issued in March 2016 expire on March 15, 2021. As of September 30, 2020 and December 31, 2019, 3,948,569 common stock warrants issued in March 2016 were outstanding.

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

In April 2010, the Company adopted the 2010 Equity Participation Plan, as amended (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 9,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In June 2020, the Company amended the 2010 Plan to extend the term of the 2010 Plan until March 2030. No other material provisions were amended.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2019	4,936,673	$3.38
Granted	245,714	$1.08
Forfeited or canceled	(547,460)	$2.03
Expired	(3,022)	$193.50
Outstanding at September 30, 2020	4,631,905	$3.30	7.49	$—
Vested and expected to vest at September 30, 2020	4,570,730	$3.32	7.47	$—
Exercisable at September 30, 2020	3,664,675	$3.79	7.24	$—

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

The fair value of restricted stock awards is based on the market value of the common stock on the date of grant. For the three and nine months ended September 30, 2020 and 2019, no restricted stock awards were awarded or vested. As of September 30, 2020, there was no unrecognized compensation costs related to unvested awards.

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

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. For the three months ended September 30, 2020 and 2019, no stock options were granted. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.37%	2.44%
Expected stock price volatility	88.82%	84.95%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.36	5.71

Total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$21	$29	$66	$83
Research and development	28	115	107	426
Selling and marketing	18	31	60	88
General and administrative	206	337	782	992
Total	$273	$512	$1,015	$1,589

Unrecognized compensation expense related to stock options as of September 30, 2020 was $845,000, which is expected to be recognized over a weighted-average period of approximately 1.0 year.

Common Stock Reserved for Future Issuance

As of September 30, 2020, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,631,905
Common stock warrants outstanding	3,948,569
Common stock available for issuance under the 2010 Plan	4,905,370
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,675,135
Total	19,618,122

7. Related Party Transactions

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017 the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 28, 2023) and provided for a 2% increase in monthly rent. For the nine months ended September 30, 2020 and 2019, the Company recorded $127,000 and $120,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As of September 30, 2020, total right-of-use assets and operating lease liabilities were approximately $939,000 and $1.3 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. For the nine months ended September 30, 2020 and 2019 lease expense totaled $354,000 and $370,000, respectively, of which $6,000 and $9,000, respectively, related to short-term leases. As of September 30, 2020, the Company had no finance leases.

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2020 (remaining three months)	$128
2021	517
2022	394
2023	255
2024	233
2025	240
Total minimum lease payments	1,767
Less: imputed interest	(499)
Total future minimum lease payments	1,268
Less: operating lease liabilities, current	(332)
Operating lease liabilities, net of current portion	$936

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement and is noncancelable.

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market, and; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three and nine months ended September 30, 2020 and 2019 by market segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Biomedical market	$1,170	$1,670	$4,535	$5,310
Anti-aging market	311	426	1,117	1,325
Total revenues	1,481	2,096	5,652	6,635
Operating expenses:
Therapeutic market	872	953	2,656	3,753
Biomedical market	1,038	1,320	3,760	4,170
Anti-aging market	369	636	1,321	1,956
Total operating expenses	2,279	2,909	7,737	9,879
Operating income (loss)
Therapeutic market	(872)	(953)	(2,656)	(3,753)
Biomedical market	132	350	775	1,140
Anti-aging market	(58)	(210)	(204)	(631)
Total operating loss	$(798)	$(813)	$(2,085)	$(3,244)

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

•

Lifeline Skin Care, Inc. (“LSC”) – for the anti-aging market, develops, manufactures and markets a category of anti-aging skin care products based on our proprietary parthenogenetic stem cell technology and small molecule technology;

•

Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) – performs research and development for the therapeutic market and is currently conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

We generated aggregate product sales revenues from our two commercial businesses of $5.7 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively. We have generated no revenues from our principal operations in therapeutic and clinical product development.

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

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included a reduction in sales volume primarily from media sales in our biomedical market segment and professional channel sales in our anti-aging market segment, temporary or reduced occupancy of portions of our manufacturing facilities, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities which caused minor delays in manufacturing. Our manufacturing facilities continue to operate as they are deemed essential suppliers in accordance with laws applicable to California and Maryland. We have taken precautionary measures to better ensure the health and safety of our workers, including staggering employees’ shifts and isolating at-risk employees.

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

Anti-Aging Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. develops, manufactures and offers for sale anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, Intense Moisture Serum, and the ProPLUS Advanced Aqueous Treatment. Products based on the proprietary targeted small molecule technology include: retail and professional formulas of the Collagen Booster (Molecular Renewal Serum), retail and professional formulas of the Elastin Booster, and Brightening Toner. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through ecommerce partners and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

In response to COVID-19, we are continuing to assess potential market opportunities, including the development of new products or services, to address shifting demand and the needs of global health service providers.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the dollar and percent change in those items (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Product sales	$1,481	$2,096	$(615)	-29%
Cost of sales	563	799	(236)	-30%
As a % of revenues	38%	38%
Research and development	255	79	176	223%
Selling and marketing	403	626	(223)	-36%
General and administrative	1,058	1,405	(347)	-25%
Other income (expense), net	254	816	(562)	-69%
Net loss	$(544)	$3	$(547)	-18,233%
As a % of revenues	-37%	0%

Product Sales

Product sales revenue for the three months ended September 30, 2020, was $1.5 million, compared to $2.1 million for the three months ended September 30, 2019. The decrease of $615,000, or 29%, was primarily attributable to a $516,000 decrease in media product sales in our biomedical market segment and a $96,000 decrease in professional channel sales in our anti-aging market in 2020 compared to 2019, partially offset by a $32,000 increase in cell product sales in our biomedical market.

Our media product sales were adversely impacted by COVID-19 as universities and research laboratories in the United States closed, slowed or shifted operations during the beginning of the second quarter of 2020, which largely persisted into the third quarter of 2020. In addition, original equipment manufacturers have reduced purchases as inventory turnover has slowed. This may result in a continued decline in biomedical product sales as such customers deplete excess inventory through the remainder of 2020 and beyond.

Our professional skin care products, which are largely marketed to medical professionals and spas that offer walk-up retail, have experienced a significant decline in customer demand due to COVID-19 and the related restrictions as these businesses have continued

with limited or reduced operations during the quarter ended September 30, 2020. Product sales from our ecommerce partners have remained consistent year-over-year.

Cost of Sales

Cost of sales for the three months ended September 30, 2020, was $563,000, compared to $799,000 for the three months ended September 30, 2019. The decrease of $236,000, or 30%, was primarily attributable to a $291,000 decrease in costs as a result of decreased product sales and a $106,000 decrease in inventory transactions including a reduction in allowance for inventory excess and obsolescence, partially offset by a $161,000 increase in cost of sales due to unfavorable manufacturing variances and absorption due to reduced customer demand. Profit margins remained consistent for the three months ended September 30, 2020 compared to 2019. We may modify or expand certain product promotions and discounts through the end of 2020 as we continue to assess the ongoing impact of COVID-19 on our business which may have an adverse impact on our profit margins.

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

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020, was $255,000, compared to $79,000 for the three months ended September 30, 2019. The increase of $176,000, or 223%, was primarily attributable to a $363,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australia subsidiary, Cyto Therapeutics, which was recognized during the third quarter of 2019 and reduced research and development expenses for that period, and a $15,000 increase in consulting expenses during the third quarter of 2020. This was partially offset by a $174,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the treatment phase of the clinical trial in Australia, and a $26,000 decrease in materials, supplies and testing related expenses.

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

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2020, was $403,000, compared to $626,000 for the three months ended September 30, 2019. The decrease of $223,000, or 36%, was primarily attributable to a $133,000 decrease in personnel-related costs, sales commissions and stock-based compensation primarily as a result of headcount reductions, and a $39,000 decrease in marketing materials and samples.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020, was $1.1 million, compared to $1.4 million for the three months ended September 30, 2019. The decrease of $347,000, or 25%, was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $183,000 primarily as a result of headcount reductions, a $79,000 decrease in impairment of intangible assets, a $47,000 decrease in accounting fees and a $40,000 decrease in legal fees, partially offset by a $16,000 increase in director and officer liability insurance.

Other Income (Expense), Net

Other income (expense), net, for the three months ended September 30, 2020, was $254,000, compared to $816,000 for the three months ended September 30, 2019. The decrease of $562,000, or 69%, was primarily attributable to the change in the fair value of the warrant liability.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the dollar and percent change in those items (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Product sales	$5,652	$6,635	$(983)	-15%
Cost of sales	2,138	2,497	(359)	-14%
As a % of revenues	38%	38%
Research and development	758	1,001	(243)	-24%
Selling and marketing	1,347	2,057	(710)	-35%
General and administrative	3,494	4,324	(830)	-19%
Other income (expense), net	82	1,692	(1,610)	-95%
Net loss	$(2,003)	$(1,552)	$(451)	29%
As a % of revenues	-35%	-23%

Product Sales

Product sales revenue for the nine months ended September 30, 2020, was $5.7 million, compared to $6.6 million for the nine months ended September 30, 2019. The decrease of $983,000, or 15%, was primarily attributable to a $840,000 decrease in media product sales in our biomedical market segment and a $271,000 decrease in professional channel sales in our anti-aging market in 2020 compared to 2019, partially offset by a $68,000 increase in cell product sales in our biomedical market segment and a $63,000 increase in ecommerce sales in our anti-aging market.

Our media product sales were adversely impacted by COVID-19 as universities and research laboratories in the United States closed, slowed or shifted operations during 2020. In addition, original equipment manufacturers have reduced purchases as inventory turnover has slowed. This may result in a continued decline in product sales as such customers deplete excess inventory through the remainder of 2020 and beyond.

Our professional skin care products, which are largely marketed to medical professionals and spas that offer walk-up retail, have experienced a significant decline in customer demand due to COVID-19 and the related restrictions as these businesses have continued with limited or reduced operations during the nine months ended September 30, 2020. The decline in professional product sales was partially offset by an increase in ecommerce sales year-over-year.

Cost of Sales

Cost of sales for the nine months ended September 30, 2020, was $2.1 million, compared to $2.5 million for the nine months ended September 30, 2019. The decrease of $359,000, or 14%, was primarily attributable to a $504,000 decrease in costs as a result of decreased product sales and a $67,000 decrease in inventory transactions including a reduction in allowance for inventory excess and obsolescence, partially offset by a $212,000 increase in cost of sales due to unfavorable manufacturing variances and absorption due to reduced customer demand. Profit margins remained consistent for the nine months ended September 30, 2020 compared to 2019. We may modify or expand certain product promotions and discounts through the end of 2020 as we further assess the impact of COVID-19 on our business which may have an adverse impact on our profit margins.

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

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020, was $758,000, compared to $1.0 million for the nine months ended September 30, 2019. The decrease of $243,000, or 24%, was primarily attributable to a $620,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the treatment phase of the clinical trial in Australia, and a $63,000 decrease in materials and supplies, partially offset by a $458,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australia subsidiary, Cyto Therapeutics, which reduced research and development expenses for the nine months ended

September 30, 2020 and 2019. We expect to continue to experience a decline in research and development expense for the year ending 2020 as we await results from our phase 1 clinical trial of ISC-hpNSC®, which are expected to be received by the end of 2020.

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

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2020, was $1.3 million, compared to $2.1 million for the nine months ended September 30, 2019. The decrease of $710,000, or 35%, was primarily attributable to a $409,000 decrease in personnel-related costs, sales commissions and stock-based compensation, primarily as a result of headcount reductions, a $139,000 decrease in marketing and tradeshow related expenses and a $68,000 decrease in consulting and creative services.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020, was $3.5 million, compared to $4.3 million for the nine months ended September 30, 2019. The decrease of $830,000, or 19%, was primarily attributable to a $354,000 decrease in accounting and filing-related fees, a $282,000 decrease in personnel-related costs and stock-based compensation, primarily as a result of headcount reductions, a $79,000 decrease in impairment of intangible assets, a $63,000 decrease in consulting and legal fees, and a $46,000 decrease in investor relations fees, partially offset by a $48,000 increase in director and office liability insurance.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended September 30, 2020, was $82,000, compared to other income (expense), net, of $1.7 million for the nine months ended September 30, 2019. The decrease of $1.6 million, or 95%, was primarily attributable to the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of September 30, 2020, we had an accumulated deficit of approximately $108.4 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $2.0 million and $1.6 million for nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had cash of $1.0 million, compared to $484,000 as of December 31, 2019.

In May 2020, we received a $654,000 loan (the “PPP Loan”) from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provided additional liquidity to support our current operations. We have used the full amount of proceeds from the PPP Loan for what we believe to be qualifying expenses and intend to apply for forgiveness for at least a portion of the PPP Loan. There is no assurance that we will be able to obtain forgiveness of the PPP Loan in whole or in part. The terms of the PPP Loan, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA. Our primary use of cash is to continue to fund our research and development programs and operations.

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(30)	$(1,016)
Net cash used in investing activities	(82)	(396)
Net cash provided by financing activities	654	800
Net increase (decrease) in cash	$542	$(612)

Operating Cash Flows

For the nine months ended September 30, 2020, net cash used in operating activities was $30,000, resulting primarily from our net loss of $2.0 million, offset by non-cash adjustments of stock-based compensation expense of $1.0 million, depreciation and amortization of $192,000 and operating lease expense of $199,000, coupled with net changes in operating assets and liabilities of $555,000. For the nine months ended September 30, 2019, net cash used in operating activities was $1.0 million, resulting primarily from our net loss of $1.6 million, non-cash adjustments of stock-based compensation of $1.6 million, depreciation and amortization of $203,000 and operating lease expense of $222,000, offset by $1.7 million for change in fair value of warrant liability, and net changes in operating assets and liabilities of $18,000.

Investing Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2020 was $82,000, compared to $396,000 for the nine months ended September 30, 2019. The decrease of $314,000 was attributable to a decrease in payments for patent licenses of $192,000 and a decrease in purchases of property and equipment of $122,000 year-over-year.

Financing Cash Flows

Net cash provided by financing activities for the nine months ended September 30, 2020 was $654,000, compared to $800,000 for the nine months ended September 30, 2019. The decrease of $146,000 was attributable to proceeds from a note payable from a related party of $800,000 received in the prior year, offset by proceeds from the Paycheck Protection Program loan of $654,000 in the current year.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including inconsistent liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. As the pandemic continues and restrictions remain in place or new restrictions are imposed, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition. Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish rights to some of its technologies, product candidates or products that the Company would otherwise seek to develop and commercialize on its own. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product initiatives.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2020 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2020 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interests, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, management concluded that, at September 30, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting including the areas of financial reporting and technical accounting, disclosures of equity, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

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

Changes in Internal Control Over Financial Reporting

As a result of the material weaknesses described above, there were changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. This includes the design and implementation of the following measures:

•	Contracted with an external financial consultant group that specializes in complex accounting transactions and reporting.
•	Redesigned controls and procedures over financial statement reporting, including certain controls related to identification of complex, non-routine, and significant transactions.
•	Enhanced review procedures by management and our external financial consultant group related to key financial statement account reconciliations.
•	Mitigated deficiencies over segregation of duties by realigning the performance of certain control objectives within the accounting function.

Although the material weaknesses noted above continued to exist as of September 30, 2020, management believes that when fully implemented and operational, these measures will appropriately remediate the material weaknesses and strengthen our internal control over financial reporting. Aside from these measures, there have no other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that our certifying officers concluded materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financing reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on June 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.6	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
4.7	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on March 10, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 12, 2020
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)