Form 10-K
period 2020-12-31
International Stem Cell CORP
filed 2021-03-30
CIK 1355790

Ro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,853,000 based upon the closing price of the common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2021 there were 7,539,089 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2021 is incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our expected financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about potential markets, future product demand, product development targets and expected timing, expenses, sales and the potential effects of the COVID-19 pandemic are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, anti-aging and research products, of a total of $7.1 million and $9.5 million for the years ended December 31, 2020 and 2019, respectively.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the active and follow up periods of the phase I clinical study in the second quarter of 2021.

Each of these product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

Additionally, we are subject to various other risks; for example, our business is at an early stage of development and we may not develop therapeutic products that can be commercialized; we have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern; and we will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. Please see the heading “Risk Factors” beginning on page 14.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of NSC in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation. Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the Phase I clinical study in the second quarter of 2021.

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

LSC’s products are sold in the United States and internationally through a branded website, several authorized online retailers, and a limited network of professional accounts, including dermatologists, plastic surgeons, medical, day and resort spas.

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

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes over 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells, in order to address this significant market opportunity. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets.

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

Our Facilities

We have built the capacity to manufacture human cells for use in preclinical and clinical trials and ultimately for therapeutic use through the completion of our cGMP manufacturing laboratories in Oceanside, California and Frederick, Maryland. The Oceanside

laboratory is designed specifically for the derivation of clinical-grade parthenogenetic stem cell lines for our stem cell bank and their differentiated derivatives for future clinical trials.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which we intend to use to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2016 we published all important pre-clinical data in two peer-reviewed journals, Cell Transplantation and Nature Scientific Reports. In 2014 we completed the majority of the preclinical research establishing the safety profile of NSC in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018.  In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the active and follow up periods of the phase I clinical study in the second quarter of 2021.

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

Anti-Aging Skin Care Products

As of December 31, 2020 ISCO’s LSC subsidiary had developed, launched and was actively selling five distinct skincare products based on its proprietary stem cell technology.

•	ProPlus Daily Defense Complex
•	ProPlus Night Recovery Moisture Complex
•	ProPlus Eye Firming Complex
•	ProPlus Neck Firming Complex
•	ProPlus Advanced Aquoues Treatment

As of December 31 2020, LSC had developed, launched and sold three skincare products based on the Company’s proprietary targeted small molecule technology.

•	ProPlus Collagen Booster (Advanced Molecular Serum)
•	ProPlus Elastin Booster

•	Brightening Toner

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

LCT products and applications include:

•	Human skin cells and associated reagents for the study of skin disease, toxicology or wound healing.
•	Human cells from the heart and blood vessels and associated reagents (VascuLife ®), used by researchers to study cardiovascular disease and cancer.
•	Human bronchial and tracheal cell lines for the study of toxicity, cystic fibrosis, asthma and pathogenesis.
•	Human mammary epithelial cell lines for the study of breast cancer, three dimensional culture and carcinogen screening.
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

Intellectual Property

Patents

In 2020 ISCO was issued two patents for technology generated by our R&D team. These patents cover small molecule technology utilized in the Company’s skin care product lines, and were issued in the Great Britain and Mexico.

In addition, we have obtained exclusive worldwide licenses to patents and patent applications from Astellas Pharma. Our licensed and internally-generated patents provide the intellectual property rights we need to operate in the pluripotent stem cell field and to progress through the stages of creating a therapeutic stem cell product. These stages include the derivation, isolation, expansion and differentiation of stem cells. The intellectual property available to us enables us to create manufacturing methods that eliminate animal proteins in order to satisfy FDA requirements. In addition, we have rights to sell research products derived through our licensed intellectual property in order to generate income. In 2020, one new Astellas licensed patent covering various aspects of cell differentiation was issued in Australia.

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

The agreements continue until the expiration of the last valid claim within the licensed patent rights. Either party to each amended and restated license agreement may terminate the agreement for an uncured breach or we may terminate the agreements at any time with a 30-day written notice.

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

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 41% of our total product sales in 2020 were from one customer.

LSC has phased out its retail product line in 2019, with the exception of select cleanser products that were offered to both professional and retail customers. LSC is now offering its ProPLUS product line through its branded website — www.lifelineskincare.com, as well as through a network of select online retailers and a limited number of professional accounts, such as dermatologists, and plastic surgeons. Domestically, we plan to increase distribution of our products through increasing brand awareness, strategic partnerships, and sales promotions.

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

Human Capital

As of December 31, 2020, including our 3 executive officers, we had 33 full-time and 2 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

The Company considers its diverse and innovative workforce to be one of its most valuable resources. In recognition of our employees’ contributions to the Company’s business objectives and long-term research and business success, we strive to provide a dynamic, safe, and inclusive work environment that enables each employee to develop professionally as part of the team, as well as be rewarded for individual initiative. In order to achieve this goal, we focus on the following aspects of human capital management:

Corporate Values and Ethics

The key elements of our corporate value system are described in our Code of Business Conduct Policy (the “Business Code”), which provides uniform guidance to all our employees regarding expectations for proper workplace behavior and ethical decision making. Our Board of Directors adopted and regularly reviews the Code of Business Conduct, which applies to all of our employees, officers and directors of the Company.

The values outlined in the Business Code, including personal honesty, professional integrity, and organizational transparency, are vital to achieving our business and research objectives, as well as to serving our stakeholders. We have established a reporting hotline that enables employees to file anonymous reports of any suspected violations of the Business Code or other policies.

Workplace Diversity and Inclusion

As a truly international team, we value and celebrate unique talents, backgrounds and perspectives each employee contributes to achieving our corporate and research objectives. As an equal opportunity employer, we strive to ensure we evaluate a diverse group of candidates for every role with the goal of identifying the best possible candidates to fill open positions within the Company.

Compensation & Benefits

Our compensation and benefits programs, with oversight from the Compensation Committee of our Board of Directors, are designed to attract, retain and reward employees through competitive salaries, incentive bonus and stock option grant eligibility, a 401(k) Plan, healthcare and insurance benefits, paid time off, family leave, and employee assistance programs.

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

The outbreak of the coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of states and countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of our products. Our laboratory operations, including laboratory employees, may be subject to closure or shut down due to the spread of the disease within these individuals, or as part of a larger scale government recommendation or mandate. Any disruption in our laboratory operations would have a material adverse effect on our business and would impede our ability to manufacture and ship products to our customers in a timely manner, or at all. Additionally, the demand for our skincare products may continue to significantly decline as COVID-19 continues to spread, including as a result of prioritization of customer financial resources toward essential household items or government-imposed quarantines that impede the ability of our customers to purchase our professional skincare product line through spas and medical offices that may not be considered essential businesses and are mandated to close for an indefinite amount of time. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak continues to affect our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

We have a history of operating losses, do not expect to be profitable in the near future.

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

We have expended substantial funds to develop our technologies, products and product candidates. Based on our financial condition, recurring losses and projected spending, which raise substantial doubt about our ability to continue as a going concern. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2020, we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2021 and beyond;
•	scientific progress in our research and development programs;
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
•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our business operations and funding requirements; and

•	the extent, if any, of forgiveness of our loans under the SBA Paycheck Protection Program.

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

The market for therapeutic stem cell products is highly competitive. We expect that our most significant competitors will be fully integrated and more established pharmaceutical and biotechnology companies. These companies are developing stem cell-based products and they have significantly greater capital resources and research and development, manufacturing, testing, regulatory compliance, and marketing capabilities. Many of these potential competitors are further along in the process of pharmaceutical product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop uneconomic or obsolete.

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

Although our primary focus relates to intellectual property we have developed internally, some of the patents we utilize are licensed to us by Astellas Pharma, which has licensed some of these from other parties, including the University of Massachusetts (“UMass”). These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments). The restriction or loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could adversely affect our operations and/or enhance the prospects of our competitors.

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

During the year ended December 31, 2020, we derived approximately 41% of our revenues from one customer.

During the year ended December 31, 2020, one customer accounted for 41% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminate its relationship with us, our revenues would decline significantly, and our financial condition and results of operations would suffer substantially.

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

As of December 31, 2020, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 80% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options and warrants that they hold and that are exercisable within 60 days of December 31, 2020. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established five separate series of outstanding preferred stock, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.70 per share as of December 31, 2020). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of five series of preferred stock that remain outstanding, including Series B, Series D, Series G, Series I-1 and Series I-2 Preferred Stock. The terms of various series of Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third-party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D and Series G Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

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

The issuance of our common stock to holders of Series I Preferred Stocks may cause dilution and the sale of the shares of common stock acquired by those holders, or the perception that such sales may occur, could cause the price of our common stock to fall.

As of March 30, 2021, we had 5,124 shares of Series I Convertible Preferred Stock outstanding. The conversion price of the Preferred Stock is subject to certain resets as set forth in the Certificates of Designation, including the date of the amendment to the certificate of incorporation with respect to any reverse stock split. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

The holders may ultimately convert the Series I Convertible Preferred Stock into shares of our common stock and sell those shares of common stock. Additionally, the conversion of the preferred stock by such holders will result in substantial dilution to the interests of other holders of our common stock. Also, the conversion of Series I Preferred Stock into a substantial number of shares of our common stock, or the anticipation of such conversion, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We have established our primary research facility in 8,215 square feet of leased office and laboratory space in Oceanside, California. Our current lease for this facility expires in December 2021. The current base rent is approximately $11,000 per month. The facility has leasehold improvements which include cGMP (current Good Manufacturing Practices) level clean rooms designed for the derivation of clinical-grade stem cells and their differentiated derivatives, research laboratories for our stem cell differentiation studies and segregated rooms for biohazard control and containment of human donor tissue. The monthly base rent will increase by 3% on the anniversary date of the agreement.

In addition to the primary research facility lease, we have entered into a lease agreement with S Real Estate Holding, LLC (an affiliate of our CEO and Executive Vice President and Chief Scientific Officer) for our corporate offices located in Carlsbad, California. The current lease covers 9,028 square feet which is being used as the Company’s headquarters. The current lease expires on February 28, 2023. As of December 31, 2020, the base rent was approximately $14,000 per month. The monthly base rent will increase by 2% annually on the anniversary date of the agreement. We are also obligated to pay a portion of the utilities for the building and increases in property tax and insurance.

In addition, we lease a 13,320 square foot facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current lease expires in November 2025. As of December 31, 2020, the base rent was approximately $17,000 per month. The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing, and general administration purposes. The monthly base rent will increase by 3% on the anniversary date of the agreement.

We believe our existing facilities are adequate to meet our current operational needs, and that suitable alternatives will be available in the future as and when needed on commercially reasonably terms.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2020, we had 7,539,089 shares of common stock outstanding, and approximately 637 holders of record of our common stock, and we had 5,255,167 shares of preferred stock outstanding, and seven holders of record of our preferred stock, with the 5,255,167 shares of preferred stock being convertible into 6,132,278 shares of common stock.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are in Item 1A of Part I of this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $7.1 million and $9.5 million for the years ended December 31, 2020 and 2019, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may continue to have on our business, strategy, collaborations, or financial and operating results.

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of NSC in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study, which demonstrated the safety, efficacy and mechanism of action of the ISC-

hpNSC®. In 2017 we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We anticipate providing full results of the active and follow up periods of the phase I clinical study in second quarter of 2021.

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

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly-owned subsidiary LSC develops, manufactures and offers for sale anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. LSC’s products include:

•	ProPlus Daily Defense Complex
•	ProPlus Eye Firming Complex
•	ProPlus Neck Firming Complex
•	ProPlus Advanced Aquoues Treatment
•	ProPlus Collagen Booster (Advanced Molecular Serum)
•	ProPlus Elastin Booster
•	Brightening Toner

LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, Amazon, ecommerce partners and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

Biomedical Market – Primary Human Cell Research Products

Our wholly-owned subsidiary LCT develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the dollar and percent change in those items (in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Product sales	$7,128	$9,472	$(2,344)	-25%
Cost of sales	2,781	3,933	(1,152)	-29%
As a % of revenues	39%	42%
Research and development	988	1,386	(398)	-29%
Selling and marketing	1,755	2,685	(930)	-35%
General and administrative	4,422	7,196	(2,774)	-39%
Other income, net	94	1,463	(1,369)	-94%
Net loss	$(2,724)	$(4,265)	$1,541	-36%
As a % of revenues	-38%	-45%

Product Sales

Product sales revenue for the year ended December 31, 2020 was $7.1 million, compared to $9.5 million for the year ended December 31, 2019. The decrease of $2.4 million, or 25%, was primarily attributable to a $1.9 million decrease in media product sales in our biomedical market segment and a $446,000 decrease in professional channel sales in our anti-aging market in 2020 compared to 2019.

Our media product sales were adversely impacted by COVID-19 as universities and research laboratories in the United States closed, slowed or shifted operations during 2020. In addition, original equipment manufacturers have reduced purchases as inventory turnover has slowed. This may result in a continued decline in product sales as such customers deplete excess inventory in 2021 and beyond.

Our professional skin care products, which are largely marketed to medical professionals and spas that offer walk-up retail, experienced a significant decline in customer demand due to COVID-19 and the related restrictions as these businesses have continued with limited or reduced operations during the year ended December 31, 2020. The impact of these restrictions was mitigated in-part by expanding our offering of professional skin care products through our ecommerce channel. Anti-aging product sales through our ecommerce channel remained consistent year-over-year.

Cost of Sales

Cost of sales for the year ended December 31, 2020 was $2.8 million, compared to $3.9 million for the year ended December 31, 2019. The decrease of $1.1 million, or 29%, was primarily attributable to a $1.0 million decrease in costs as a result of decreased product sales and a $624,000 decrease in inventory transactions including a reduction in allowance for inventory excess and obsolescence, partially offset by a $393,000 increase in cost of sales due to unfavorable manufacturing variances and absorption due to reduced customer demand. Profit margins increased slightly for the year ended December 31, 2020 compared to 2019, which was largely attributable to the reduction in allowance for inventory excess and obsolescence during 2020 compared to the prior year.

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 was $1.0 million, compared to $1.4 million for the year ended December 31, 2019. The decrease of $400,000, or 29%, was primarily attributable to a $729,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the treatment phase of the clinical trial in Australia, and a $61,000 decrease in materials and supplies, partially offset by a $458,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australia subsidiary, Cyto

Therapeutics, which reduced research and development expenses for years ended December 31, 2020 and 2019. We expect to continue to experience a decline in research and development expense for the first half of 2021 as we await the full results of the active and follow up periods from our phase 1 clinical trial of ISC-hpNSC®, which are expected to be received in second quarter of 2021.

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

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2020 was $1.8 million, compared to $2.7 million for the year ended December 31, 2019. The decrease of $930,000, or 35%, was primarily attributable to a $525,000 decrease in personnel-related costs, sales commissions and stock-based compensation, primarily as a result of headcount reductions, a $152,000 decrease in marketing and tradeshow related expenses and a $57,000 decrease in consulting and creative services. The reduction in marketing and tradeshow related expenses was largely attributable to travel restrictions as a result of COVID-19.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 was $4.4 million, compared to $7.2 million for the year ended December 31, 2019. The decrease of $2.8 million, or 39%, was primarily attributable to a $1.4 million decrease in impairment of intangible assets, a $549,000 decrease in accounting and filing-related fees, a $527,000 decrease in personnel-related costs and stock-based compensation, primarily as a result of headcount reductions, a $121,000 decrease in legal fees, and a $46,000 decrease in investor relations fees, partially offset by a $63,000 increase in director and office liability insurance.

Other Income, Net

Other income, net, for the year ended December 31, 2020 was $94,000, compared to other income, net, of $1.5 million for the year ended December 31, 2019. The decrease of $1.4 million, or 94%, was primarily attributable to the change in the fair value of the warrant liability.

Liquidity and Capital Resources

As of December 31, 2020, we had an accumulated deficit of approximately $109.1 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $2.7 million and $4.3 million for years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had cash of $689,000, compared to $484,000 as of December 31, 2019.

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

Cash Flows

Comparison of the Years Ended December 31, 2020 and 2019

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(341)	$(1,397)
Net cash used in investing activities	(108)	(494)
Net cash provided by financing activities	654	1,300
Net increase (decrease) in cash	$205	$(591)

Operating Cash Flows

For the year ended December 31, 2020, net cash used in operating activities was $341,000, resulting primarily from our net loss of $2.7 million and change in fair value of warrant liability of $207,000, offset by non-cash adjustments of stock-based compensation expense of $1.3 million, operating lease expense of $265,000 and depreciation and amortization of $253,000, coupled with net changes in operating assets and liabilities of $623,000. For the year ended December 31, 2019, net cash used in operating activities was $1.4 million, resulting primarily from our net loss of $4.3 million and change in fair value of warrant liability of $1.5 million, offset by non-cash adjustments of stock-based compensation of $2.1 million, impairment of intangible assets of $1.5 million, operating lease expense of $289,000, depreciation and amortization of $285,000, and net changes in operating assets and liabilities of $128,000.

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2020 was $108,000, compared to $494,000 for the year ended December 31, 2019. The decrease of $386,000 was attributable to a decrease in payments for patent licenses of $250,000 and a decrease in purchases of property and equipment of $136,000 year-over-year.

Financing Cash Flows

Net cash provided by financing activities for year ended December 31, 2020 was $654,000, compared to $1.3 million for the year ended December 31, 2019. For the year ended December 31, 2020, net cash providing from financing activities consisted of $654,000 in proceeds from the Paycheck Protection Program loan. For the year ended December 31, 2019, net cash provided from financing activities consisted of $1.3 million from a note payable from a related party.

Liquidity and Going Concern

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to sustain our operations at least through one year after the issuance date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2021 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
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

•

the development of major public health concerns, including COVID-19 or other pandemics arising globally, and the current and future impact that such concerns may have on our operations and funding requirements; and

•	the extent, if any, of forgiveness of our loans under the SBA Paycheck Protection Program.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. As the pandemic continues and restrictions remain in place or new restrictions are imposed, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition. Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish rights to some of its technologies, product candidates or products that the Company would otherwise seek to develop and commercialize on its own. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product initiatives.

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include intangible assets which impacts operating expenses and accrued liabilities, and stock-based compensation which impacts operating expenses. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Intangible Assets

Our intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Our patents and other intangible assets are amortized on a straight-line basis over the shorter of the useful life of the underlying patent, which is generally 15 years, or when the intangible asset is rejected or abandoned. All amortization expense and impairment charges related to intangible assets are included in general and administrative expense in our consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at December 31, 2019, our disclosure controls and procedures were effective.

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

Remediation of Previously Reported Material Weakness

We previously identified and disclosed in our 2019 Annual Report on Form 10-K and for each interim period during the fiscal year 2020 in our Quarterly Reports on Form 10-Q a material weakness in internal control over financial reporting, including the areas of financial reporting and technical accounting, disclosures of equity, identification of the status of intangible assets as issued, pending, expired or abandoned, complex, non-routine, and significant transactions, and adoption of new accounting standards, collectively resulting from lack of continuity and sufficient accounting and finance resources.

In response to the material weakness described above, we made changes in our internal control over financial reporting, which included:

•	Contracting with an external financial consultant group that specializes in complex accounting transactions and reporting.
•	Redesigning controls and procedures over financial statement reporting, including certain controls related to identification of complex, non-routine, and significant transactions.
•	More timely and robust review of our intangible asset portfolio and account reconciliation by management and our external financial consultant group.
•	Enhanced review procedures by management and our external financial consultant group related to key financial statement account reconciliations.

•	Mitigating deficiencies over segregation of duties by realigning the performance of certain control objectives within the accounting function.

We believe the actions taken to strength our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls, remediated the previously identified material weakness as of December 31, 2020. Our remediation efforts are subject to continued management review and supported by testing, as well as oversight by our Audit Committee.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts identified above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of material weakness described above.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B.OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, in connection with our 2021 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2020, under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2020, under the caption “Corporate Governance.”

As of December 31, 2020, our executive officers were as follows:

Name	Position	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	61
Russell Kern	Executive Vice President and Chief Scientific Officer	35
Sophia Garnette	Vice President, Legal Affairs & Operations and Principal Financial Officer	37

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

Russell Kern, Ph.D, Executive Vice President, Chief Scientific Officer and CEO of Lifeline Skin Care Inc., became a Director in October 2008. Dr. Kern has served as our Chief Scientific officer since June 2013 and previously served since December 2008 in various scientific and management positions, including as Vice President Research and Development. Dr. Kern was trained in medical genetics, embryology and stem cell biology. He holds a Ph.D. degree in Human Physiology from the Russian Academy of Medical Sciences and has broad expertise in neuroscience, and was part of the team, along with scientists from the NYU Medical School that elucidated the physiological changes that occur in the brains of Parkinson’s disease patients. Dr. Kern directs ISCO’s R&D programs including stem cell derivation, differentiation and the pre-clinical and clinical evaluation of stem cell derived cells and tissue. He has developed a general method of deriving highly pure populations of neural stem cells and dopaminergic neurons from pluripotent stems cells that is novel, practical and suitable for use in a clinical setting. Dr. Kern is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has more than 40 publications in the field of Parkinson’s disease and stem cell biology and he is an active member of the American Academy of Neurology and the Society for Neuroscience. Dr. Russell Kern is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

Sophia Garnette, J.D., Vice President, Legal Affairs & Operations and Principal Financial Officer, received her law degree from the University of Miami School of Law and has experience in various aspects of corporate and biotechnology law, regulatory affairs, project management, and business operations. After joining the Company in March 2011, she has held a variety of business and legal positions, including in-house counsel, advisor to the CEO, and Managing Director for Lifeline Skin Care.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2020, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2020, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2020, under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report.
1.	Financial Statements

As part of this Annual report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K (including those incorporated herein by reference):

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 5, 2014).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2017).

3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).

4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).

4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).

4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).

4.5	Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016).

4.6	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).

4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

Exhibit Number	Exhibit Description

10.1*	International Stem Cell Corporation 2006 Equity Participation Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 29, 2006).

10.2	Cell Culture Automation Agreement dated May 13, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 19, 2010).

10.3*	2010 Equity Participation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 12, 2020).

10.4	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012).

10.5	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012).

10.6	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012).

10.7

Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013)

10.8	Amended and Restated License Agreement with Advanced Cell Technology, Inc. (UMass IP) (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013).

10.9

Amended and Restated License Agreement dated February 7, 2013 with Advanced Cell Technology, Inc. (Infigen IP) (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013).

10.10

Amendment dated November 13, 2014 to Amended and Restated Investor Rights Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 18, 2014).

10.11	Waiver Agreement dated December 31, 2014 with holders of Series G Preferred Stock (incorporated by reference by Exhibit 10.32 of the Registrant’s Form 10-K filed March 30, 2015).

10.12

Registration Rights Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 12, 2016).

10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.14

Restated Lease Agreement, dated March 1, 2020, by and between the Company and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on June 19, 2020).

10.15	Promissory Note, dated May 4, 2020, by and between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 12, 2020).

10.16	Form of Note issued on March 5, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 8, 2021).

10.17	Promissory Note, dated March 18, 2021, by and between the Company and Endeavor Bank (filed herewith)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016).

23.1	Consent of BDO USA, LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

Exhibit Number	Exhibit Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates management contract or compensatory plan.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ ANDREY SEMECHKIN
Name:	Andrey Semechkin
Title:	Chief Executive, Officer

Dated: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2021
Andrey Semechkin

/ S / SOPHIA GARNETTE	Vice President Legal Affairs and Operations (Principal Financial Officer)	March 30, 2021
Sophia Garnette

/ S / RUSSELL KERN	Executive VP and Chief Scientific Officer and Director	March 30, 2021
Russell Kern

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	March 30, 2021
Donald A. Wright

/ S / PAUL V. MAIER	Director	March 30, 2021
Paul V. Maier

International Stem Cell Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Stem Cell Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Excess and Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to the lower of cost or net realizable value as necessary. The Lifeline Cell Technology (“LCT”) inventory has a long product life cycle, does not have a shelf life when frozen and future demand is uncertain. As such, management relies on historical sales to estimate future demand and obsolescence.

We identified auditing the accounting for LCT inventory valuation for excess and obsolete inventory as a critical audit matter. When estimating its inventory reserve for excess and obsolescence, the Company uses historical sales data and inventory turnover rates. Auditing these elements involves especially challenging auditor judgment due to the uncertainty of future demand along with the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Testing the completeness and accuracy of the calculation by (i) re-performing calculations including agreeing the underlying data to relevant source reports, and (ii) testing the source reports used in the calculation by sampling recent transactions and agreeing sales and use movements to relevant source documents.

•	Assessing the product life cycle assumptions by comparing the assumptions to historical inventory turnover rates and evaluating the impact that would result from a range of alternative assumptions.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2019.

San Diego, California

March 30, 2021

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$689	$484
Accounts receivable, net	403	1,515
Inventory, net	917	1,246
Prepaid expenses and other current assets	174	207
Total current assets	2,183	3,452
Non-current inventory	371	358
Property and equipment, net	534	668
Intangible assets, net	1,262	1,335
Right-of-use assets	874	717
Deposits and other assets	63	90
Total assets	$5,287	$6,620
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$360	$654
Accrued liabilities	386	642
Operating lease liabilities, current	346	367
Advances	250	250
Paycheck Protection Program loan, current	141	—
Total current liabilities	1,483	1,913
Related party note payable	2,475	2,370
Paycheck Protection Program loan, net of current portion	517	—
Fair value of warrant liability	—	207
Operating lease liabilities, net of current portion	845	718
Total liabilities	5,320	5,208
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at December 31, 2020 and 2019	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,006,310 shares authorized; 5,255,124 shares issued and outstanding; liquidation preference of $10,565 and $10,550 at December 31, 2020 and 2019, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 7,539,089 shares issued and outstanding at December 31, 2020 and 2019	8	8
Additional paid-in capital	104,769	103,490
Accumulated deficit	(109,115)	(106,391)
Total stockholders' deficit	(4,333)	(2,888)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,287	$6,620

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Product sales	$7,128	$9,472
Operating expenses:
Cost of sales	2,781	3,933
Research and development	988	1,386
Selling and marketing	1,755	2,685
General and administrative	4,422	7,196
Total operating expenses	9,946	15,200
Loss from operations	(2,818)	(5,728)
Other income (expense):
Change in fair value of warrant liability	207	1,538
Interest expense	(113)	(77)
Miscellaneous income	—	2
Total other income, net	94	1,463
Net loss	$(2,724)	$(4,265)
Net loss per common share, basic and diluted	$(0.36)	$(0.57)
Weighted-average common shares used to compute net loss per share, basic and diluted	7,539	7,513

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	—	$—	5,255	$5	6,934	$7	$109,188	$(106,663)	$2,537
Out of period correction	—	4,300	—	—	—	—	(8,837)	4,537	(4,300)
Conversion of bridge loan from a related party to common stock	—	—	—	—	599	1	1,048	—	1,049
Stock-based compensation	—	—	—	—	—	—	2,087	—	2,087
Issuance of common stock	—	—	—	—	6	—	4	—	4
Net loss	—	—	—	—	—	—	—	(4,265)	(4,265)
Balance at December 31, 2019	—	4,300	5,255	5	7,539	8	103,490	(106,391)	(2,888)
Stock-based compensation	—	—	—	—	—	—	1,279	—	1,279
Net loss	—	—	—	—	—	—	—	(2,724)	(2,724)
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(2,724)	$(4,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	285
Operating lease expense	265	289
Stock-based compensation	1,279	2,087
Common stock issued for services	—	4
Change in fair value of warrant liability	(207)	(1,538)
Interest expense on related party note payable	105	73
Impairment of intangible assets	65	1,540
Changes in operating assets and liabilities:
Accounts receivable, net	1,112	(864)
Inventory, net	316	702
Prepaid expenses and other current assets	33	336
Deposits and other assets	27	(12)
Accounts payable	(294)	196
Accrued liabilities	(256)	74
Operating lease liabilities	(315)	(304)
Net cash used in operating activities	(341)	(1,397)
Cash flows from investing activities
Purchases of property and equipment	(28)	(164)
Payments for patent licenses	(80)	(330)
Net cash used in investing activities	(108)	(494)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	654	—
Proceeds from note payable from a related party	—	1,300
Net cash provided by financing activities	654	1,300
Net increase (decrease) in cash	205	(591)
Cash, beginning of period	484	1,075
Cash, end of period	$689	$484
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$421	$—
Patent license costs included in accrued liabilities	$3	$—
Conversion of bridge loan from a related party to common stock	$—	$1,049

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s business globally. The Company’s consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. For the year ended December 31, 2020, the Company experienced a year-over-year decline in product sales. In response, the Company has reduced its capital spending and, where possible, operating expenses while facilitating ongoing safe and reliable operations. As of the date of this report, the Company expects the COVID-19 pandemic will continue to adversely impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic will impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. The Company is continuing to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers and industry.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $109.1 million as of December 31, 2020 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least through one year from the issuance date of these financial statements.

There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional financing. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs in 2021 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in research and development programs;

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
•

the development of major public health concerns, including COVID-19 or other pandemics arising globally, and the current and future impact that such concerns may have on the Company’s operations and funding requirements; and

•	the extent, if any, of forgiveness of our loans under the SBA Paycheck Protection Program.

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

Principles of Consolidation and Foreign Currency Transactions

The consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company and its subsidiaries, including its wholly-owned Australian subsidiary, Cyto Therapeutics, is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the respective balance sheet dates. Revenue and expenses are translated at the average rate in effect on the date of the transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in general and administrative expense in the accompanying consolidated statements of operations and were not material for the periods presented.

Reclassifications

For the year ended December 31, 2019, the Company reclassified certain prior period amounts to conform to the current period presentation, as follows:

•

The carrying value and shares of the Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock were aggregated on the accompanying consolidated balance sheets and consolidated statements of changes in redeemable convertible preferred stock and stockholders’ deficit. Refer to Note 6 – Convertible Preferred Stock, for further discussion;

•

Non-cash operating lease expense was reclassified from changes in operating assets and liabilities to adjustments to reconcile net loss to net cash used in operating activities on the accompanying consolidated statements of cash flows; and

•

Allowance for inventory obsolescence was reclassified from adjustments to reconcile net loss to net cash used in operating expenses to inventory, net, in the changes in operating assets and liabilities on the accompanying consolidated statements of cash flows.

These reclassifications had no effect on previously reported net loss, stockholders’ deficit, or cash flows for the prior period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, allowance for excess and obsolete inventories, allowance for sales returns and doubtful accounts, and transactions using the Black-Scholes option valuation model, for example, common stock options and warrants, as well as the Monte-Carlo simulation method for certain common stock warrants. Actual results could differ from those estimates.

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

Inventory

Inventory is accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventory has a long product life cycle, does not have a shelf life when frozen, and future demand is uncertain. As such, at each reporting period, the Company estimates its reserve for allowance and obsolescence using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. If the Company is able to sell such inventory, any related reserves would be reduced in the period of sale. The value of the inventory that is not expected to be sold within twelve months of the current reporting period is classified as non-current inventory on the accompanying consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts of $12,000 as of December 31, 2020 and 2019.

Advances

In June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250,000 to LCT to produce, make, and distribute certain products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2020, no revenues were realized and attributable to BioTime under this agreement.

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

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the useful life of the underlying patent, which is generally 15 years, or when the intangible asset is rejected or abandoned. All amortization expense and impairment charges related to intangible assets are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical products market and anti-aging products market. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, which are sold both domestically within the United States and internationally. The anti-aging market segment markets and sells a line of skincare products sold through two sales channels: ecommerce and professional. The ecommerce channel sells direct to customers through online orders, while professional sales are to spas, salons and other skincare providers.

The following table presents the Company’s revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Year Ended December 31, 2020
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$838	$389	$1,227	22%
Media	3,903	447	4,350	78%
Other	17	—	17	—
Total	$4,758	$836	$5,594	100%
	Year Ended December 31, 2019
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$851	$395	$1,246	17%
Media	5,750	483	6,233	83%
Other	20	—	20	—
Total	$6,621	$878	$7,499	100%

Anti-aging market:

	Years Ended December 31,
	2020		2019
	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$1,050	68%	$1,043	53%
Professional	484	32%	930	47%
Total	$1,534	100%	$1,973	100%

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

For LSC products, online sales and professional sales are pre-paid through credit card charges. The Company sometimes extends 15, 30, or 60-day credit terms to select professional accounts. For biomedical products, standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of December 31, 2020 and 2019.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of December 31, 2020 and 2019, accounts receivable, net, totaled $403,000 and $1.5 million, respectively. For the years ended December 31, 2020 and 2019, the Company did not incur material write-offs of its receivables.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of December 31, 2020 and 2019, the Company recorded no allowance for sales returns.

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

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development with alternative future uses. Research and development costs are net of research and development tax credits earned by Cyto Therapeutics, the Company’s wholly-owned subsidiary based in Australia. The Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. Since the refund does not depend on an entity’s tax status or tax position, it is outside of the scope of accounting for income taxes and is treated as grant income. The Company recognized reductions to research and development costs of $157,000 and $615,000 for the years ended December 31, 2020 and 2019, respectively, attributable to the refundable tax credit.

Stock-Based Compensation

The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of forfeitures which are recognized as incurred, over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities, Paycheck Protection Program loan and related party note payable as of December 31, 2020 and 2019 approximate their fair values because of the short-term nature of those instruments. The fair value of warrants was determined at each issuance date and reporting date using the Monte-Carlo simulation model.

Fair Value Measurements

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

The table below sets forth a summary of the Company’s liabilities which are measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands).

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2020
Warrant liability	$—	$—	$—	$—
As of December 31, 2019
Warrant liability	$207	$—	$—	$207

The following table presents the rollforward activity of liabilities with inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) (in thousands):

Warrant
Liability
Balance at December 31, 2018	$1,745
Change in fair value of warrant liability	(1,538)
Balance at December 31, 2019	207
Change in fair value of warrant liability	(207)
Balance at December 31, 2020	$-

Warrant Liability

The Company is required to recognize warrant agreements as a liability since they did not meet the specific conditions for equity classification and therefore need to be recognized at its fair value. The fair value of the warrant liability is calculated using the Monte-

Carlo simulation model, which requires the use of certain estimates. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income, net, in the accompanying consolidated statements of operations.

The following assumptions were used as inputs to the model:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	0.08%	1.55% - 1.59%
Volatility	80.0%	85.0%
Term to expiration (in years)	0.21	0.29 - 1.21
Subsequent financing	0.0%	0.0%

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when it is more likely than not the deferred tax assets will not be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the years ended December 31, 2020 and 2019, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the years ended December 31, 2020 and 2019, the following common stock options, common stock warrants and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Years Ended December 31,
	2020	2019
Options outstanding	4,652,988	4,936,673
Common stock warrants outstanding	3,949,281	3,951,052
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,675,135	3,675,135
Total	14,734,547	15,020,003

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the years ended December 31, 2020 and 2019.

Customer Concentrations

For the year ended December 31, 2020, one major customer accounted for approximately 41% of product sales. For the year ended December 31, 2019, two major customers accounted for 37% and 15% of product sales, respectively. No other single customer accounted for more than 10% of product sales for the year ended.

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

2. Inventory

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$427	$688
Work in process	481	492
Finished goods	991	1,219
	1,899	2,399
Less: allowance for inventory excess and obsolescence	(611)	(795)
Total current and non-current inventory, net	$1,288	$1,604

Inventory, net	$917	$1,246
Non-current inventory	371	358
Total current and non-current inventory, net	$1,288	$1,604

During the year ended December 31, 2020, the Company disposed of obsolete inventory in the amount of $131,000. The inventory had been fully reserved for and the write-off had no impact on the Company’s consolidated statements of operations. No obsolete inventory was disposed of during the year ended December 31, 2019.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Machinery and equipment	$1,661	$1,642
Computer equipment and software	241	236
Office equipment	230	230
Leasehold improvements	1,303	1,290
Construction in progress	3	12
	3,438	3,410
Less: accumulated depreciation and amortization	(2,904)	(2,742)
Property and equipment, net	$534	$668

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $162,000 and $156,000, respectively.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Patents	$2,286	$2,268
Less: accumulated amortization	(1,099)	(1,008)
	1,187	1,260
Indefinite life logos and trademarks	75	75
Intangible assets, net	$1,262	$1,335

Amortization expense for the years ended December 31, 2020 and 2019 was $91,000 and $129,000, respectively. During the years ended December 31, 2020 and 2019, the Company abandoned and fully impaired certain patents that the Company concluded it would no longer defend or incur additional costs to maintain. Impairment charges for the years ended December 31, 2020 and 2019 was $65,000 and $1.5 million, respectively.

The timing of approval of pending patent applications is uncertain and, therefore, are included in the thereafter period below until issued. Pending patents at December 31, 2020 was $139,000. At December 31, 2020, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Years ending December 31,
2021	$93
2022	93
2023	93
2024	93
2025	93
Thereafter	722
Total	$1,187

5. Paycheck Protection Program Loan

In May 2020, the Company received a loan of $654,000 from its lender under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”), as amended, was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Based in part on the Company’s assessment of other sources of liquidity, uncertainty associated with future revenues created by the COVID-19 pandemic, and the going concern uncertainty reflected in the Company’s consolidated financial statements, the Company believes in good faith that it met the eligibility requirements for the PPP Loan. If it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred for ten months following the loan forgiveness period, which is defined as the 24-week period following the loan origination date, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. As required by the CARES Act, the Company used the proceeds from the PPP Loan for payroll, healthcare benefits, rent and other qualifying expenses. The PPP provides that the use of the PPP Loan shall be limited to certain qualifying expenses and may be partially or wholly forgiven by the SBA in accordance with the requirements set forth in the CARES Act. While the Company intends to apply for forgiveness of at least a portion of the PPP Loan, there is no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of December 31, 2020, $141,000 and $517,000 of outstanding principal and accrued interest of the PPP Loan was classified as current and non-current, respectively, on the accompanying consolidated balance sheets based on the contractual payment schedule of the PPP Loan.

On March 18, 2021, the Company applied for and received approval for a second draw under the Paycheck Protection Program (“Second Draw”) in the amount of $474,147. See Note 13 – Subsequent Events, for further information.

6. Convertible Preferred Stock

As of December 31, 2020 and 2019, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company has designated 50 shares of Series D redeemable convertible preferred stock and a total of 10,006,310 shares of Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock.

The Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying consolidated balance sheets. The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$441	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,565	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2019 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$426	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,550	$5

The significant rights and preferences of the Company’s convertible preferred stock are as follows:

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared as of December 31, 2020.

Liquidation

Liquidation preference among classes of preferred shares is first with Series D with priority, followed by Series G, Series B, Series I-1 and Series I-2 on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of shares plus (in the case of the Series B) an amount equal to 1% of the Series B original issue price for every two calendar months from February 1, 2008. Following the satisfaction of the liquidation preferences, all shares of common stock participate in any remaining distribution.

Conversion

The conversion rates of the Series B, Series D, Series I-1 and Series I-2 are subject to anti-dilution adjustments whereby, subject to specified exceptions, if the Company issues equity securities or securities convertible into equity at a price below the applicable conversion price of the Series B, Series D, Series I-1 and Series I-2, the conversion price of each such series shall be adjusted downward to equal the price of the new securities.  The conversion rate of the Series G is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price, subject to specified exceptions. Upon the occurrence of an event that triggers a down round protection, the Company will recognize the value of the down round as a beneficial conversion discount. The conversion price of the Series I-1 and Series I-2 are also subject to certain resets as set forth in the Certificates of Designation, including a reverse stock split.

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted at December 31, 2020 and 2019:

	Initial	Current	Conversion
	Conversion	Conversion	Ratio to
	Price	Price	Common Stock
Series B	$75.00	$1.08	0.9259260
Series D	$37.50	$1.75	57,142.8605
Series G	$60.00	$9.70	0.103099
Series I-1	$1.75	$1.75	571.428571
Series I-2	$1.75	$1.75	571.428571

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

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying consolidated balance sheets.

7. Stockholders’ Deficit

Common Stock

As of December 31, 2020, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

On January 21, 2019, the Company issued 599,222 shares of common stock upon conversion of a portion of the Company’s outstanding indebtedness with a principal amount of $1.0 million and accrued and unpaid interest on the principal of $49,000. In accordance with the Series G Certificate of Designation, the issuance of common stock at the conversion price of $1.75 per share triggered further adjustment in the conversion price and conversion ratio of the Series G Preferred Stock from $9.92 per share and 0.1008 shares to $9.70 per share and 0.1031 shares, respectively. The deemed dividend as a result of the down-round adjustment was immaterial.

Common Stock Warrants

In October 2014 and March 2016, the Company issued warrants exercisable for 62,047 and 11,159,995 shares of common stock, respectively, at an exercise price of $1.75 per share to certain placement agents and existing investors in connection with financing arrangements. As of December 31, 2019, 2,483 common stock warrants issued in October 2014 were outstanding. In April 2020, the common stock warrants issued in October 2014 expired unexercised. The common stock warrants issued in March 2016 expire on March 15, 2021. As of December 31, 2020 and 2019, 3,948,569 common stock warrants issued in March 2016 were outstanding.

Common Stock Reserved for Future Issuance

At December 31, 2020, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,255,371
Common stock warrants outstanding	3,948,569
Common stock available for issuance under the 2010 Plan	5,281,104
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,675,135
Total	19,617,322

8. Equity Incentive Plans

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2019	4,936,673	$3.38	8.09	$—
Granted	245,714	$1.08
Forfeited or canceled	(923,994)	$2.01
Expired	(3,022)	$193.50
Outstanding at December 31, 2020	4,255,371	$3.41	7.25	$—
Vested and expected to vest at December 31, 2020	4,219,033	$3.43	7.24	$—
Exercisable at December 31, 2020	3,541,030	$3.81	7.04	$—

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

The fair value of restricted stock awards is based on the market value of the common stock on the date of grant. For the years ended December 31, 2020 and 2019, no restricted stock awards were awarded or vested. As of December 31, 2020, there was no unrecognized compensation costs related to unvested awards.

Stock-Based Compensation

The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	0.37%	2.44%
Expected stock price volatility	88.82%	84.95%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.36	5.71

Total stock-based compensation expense for the years ended December 31, 2020 and 2019 was comprised of the following (in thousands):

	Years Ended December 31,
	2020	2019
Cost of sales	$87	$112
Research and development	135	519
Selling and marketing	78	118
General and administrative	979	1,338
Total	$1,279	$2,087

Unrecognized compensation expense related to stock options as of December 31, 2020 was $604,000, which is expected to be recognized over a weighted-average period of less than one year. Unrecognized compensation expense related to stock options as of December 31, 2019 was $1.9 million, which was expected to be recognized over a weighted-average period of approximately 1.51 years.

9. Related Party Transactions

During the first quarter of 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017, the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 28, 2023) and provided for a 2% increase in monthly rent. For the years ended December 31, 2020 and 2019, the Company recorded $169,000 and $160,000, respectively, in operating lease cost that was related to the facility lease arrangement with related parties.

Between March 6, 2018 and August 8, 2018, to obtain funding for working capital purposes, the Company borrowed a total of $2.0 million from Dr. Semechkin and issued an unsecured non-convertible promissory note in the principal amount of $2.0 million (the “Note”) to Dr. Semechkin (the “Noteholder”). The outstanding principal amount under the Note accrued interest at a rate of 4% per annum. The Note was due and payable November 1, 2018 and on November 12, 2018, to satisfy the indebtedness incurred on the Note, an amendment to the Note was entered into extending the due date to January 15, 2019.

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

On January 15, 2021, the Company and Dr. Semechkin agreed to extend the maturity date of the New Note to January 15, 2022. Additionally, on March 5, 2021, the Company issued Dr. Semechkin a promissory note in the amount of $2,650,000, and in exchange, Dr. Semechkin surrendered the New Note and provided an additional $350,000 of funds to the Company. See Note 13 – Subsequent Events, for further information.

10. Income Taxes

As of December 31, 2020, the Company had available net operating loss carryforwards for federal income tax reporting purposes of approximately $73.0 million and for state income tax reporting purposes of approximately $52.6 million, which may be applied against future taxable income and will expire in various years through 2037. However, any net operating loss carryforwards generated in 2018 and future years will not expire and are carried forward indefinitely. The increase in federal operating loss carryforwards for the year ended December 31, 2020 was approximately $2.0 million.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, research and development credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2020 and 2019 follows:

	Years Ended December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Permanent items	(2.8%)	3.0%
State income taxes, net of federal taxes	(0.1%)	(0.4%)
Foreign	(0.3%)	5.0%
Change in valuation allowance	(19.1%)	(13.1%)
Lease accounting	(0.1%)	1.8%
Stock options true-up	(5.4%)	(18.3%)
Other	6.8%	1.0%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016. The Company does not have any material uncertain tax positions as of December 31, 2020 and 2019. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2020 will materially change in the next 12 months.

The Company may be subject to IRC Code Section 382 and 383, which could limit the amount of the net operating loss and tax credit carryovers that can be used in future years. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Sections 382 and 383, or whether there have been ownership changes since the Company's formation due to the complexity and cost associated with such study, and the fact that there may be additional such ownership changes in the future. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future would be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or credit carryforwards, either due to ongoing operating losses or due to ownership change limitations.

The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2020, the Company has not recorded any material adjustments to its income tax provision related to the provisions within the CARES Act. The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Net operating loss carryforwards	$19,152	$18,452
Stock-based compensation	1,936	1,980
Research and development tax credit	2,899	2,871
Other	397	547
Non-current deferred tax assets	24,384	23,850
Valuation allowance	(24,384)	(23,850)
Net deferred tax assets	$—	$—

11. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•	Carlsbad, California – corporate offices with a term date of February 2023 and leased from a related party (see also Note 9 – Related Party Transactions);
•	Oceanside, California – primary research facility and laboratory space with a term date of December 2021;
•	Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As of December 31, 2020, total right-of-use assets and operating lease liabilities were approximately $874,000 and $1.2 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2020, the Company had no finance leases.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease costs	$464	$490
Short-term lease costs	7	11
Variable lease costs	211	228
Total lease costs	$682	$729
Operating cash used for operating leases	509	486
Right-of-use asset obtained in exchange for operating lease liability	421	—
Weighted-average remaining lease term (years)	3.90	5.02
Weighted-average discount rate	17.05%	17.65%

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

Years ending December 31,
2021	$517
2022	394
2023	255
2024	233
2025	240
Total minimum lease payments	1,639
Less: imputed interest	(448)
Total future minimum lease payments	1,191
Less: operating lease liabilities, current	(346)
Operating lease liabilities, net of current portion	$845

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license agreement with Astellas Pharma may be terminated by the Company at any time with a 30-day notice.

12. Segments and Geographic Information

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Revenues:
Biomedical market	$5,594	$7,499
Anti-aging market	1,534	1,973
Total revenues	7,128	9,472
Operating expenses:
Therapeutic market	3,410	6,345
Biomedical market	4,785	6,156
Anti-aging market	1,751	2,699
Total operating expenses	9,946	15,200
Operating income (loss)
Therapeutic market	(3,410)	(6,345)
Biomedical market	809	1,343
Anti-aging market	(217)	(726)
Total operating loss	$(2,818)	$(5,728)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	Years Ended December 31,
	2020	2019
North America	$6,277	$8,583
Asia	538	540
Europe	290	325
All other regions	23	24
Total	$7,128	$9,472

13. Subsequent Events

On January 15, 2021, the Company and Dr. Semechkin, the Company’s Co-Chairman and Chief Executive Officer, agreed to extend the maturity date of the New Note to January 15, 2022. No other terms of the note were modified as a result of the extension. The New Note will continue to accrue interest at a rate of 4.5% per annum and may be pre-paid by the Company without penalty at any time.

On March 5, 2021, to obtain additional funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note (the “2021 Promissory Note”) in the amount of $2,650,000 to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the New Note and provided an additional $350,000 of funds to the Company. The 2021 Promissory Note, including outstanding amounts of principal and accrued interest, is due and payable on January 15, 2022 but may be pre-paid by the Company without penalty at any time.

On March 18, 2021, the Company received a loan of $474,147 as a Second Draw of the Paycheck Protection Program. The Second Draw is available to certain eligible borrowers and may be used to help fund payroll and benefit costs, rent, utilities, worker protection costs related to COVID-19, certain supplier costs and expenses for operations, and other related expenses. The Company’s Second Draw has a five-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred until August 2022, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act, as amended, and the terms of the loan executed by the Company and its lender.