Form 10-Q
period 2021-03-31
International Stem Cell CORP
filed 2021-05-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 12, 2021, the Registrant had 7,769,089 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
	Signatures	30

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$1,117	$689
Accounts receivable, net	437	403
Inventory, net	1,055	917
Prepaid expenses and other current assets	437	174
Total current assets	3,046	2,183
Non-current inventory	384	371
Property and equipment, net	492	534
Intangible assets, net	1,242	1,262
Right-of-use assets	805	874
Deposits and other assets	50	63
Total assets	$6,019	$5,287
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$512	$360
Accrued liabilities	560	386
Operating lease liabilities, current	328	346
Advances	250	250
Related party note payable	2,852	—
Paycheck Protection Program loan, current	219	141
Total current liabilities	4,721	1,483
Related party note payable	—	2,475
Paycheck Protection Program loan, net of current portion	915	517
Operating lease liabilities, net of current portion	781	845
Total liabilities	6,417	5,320
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at March 31, 2021 and December 31, 2020	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,006,310 shares authorized; 5,255,124 shares issued and outstanding; liquidation preference of $10,569 and $10,565 at March 31, 2021 and December 31, 2020, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 7,539,089 shares issued and outstanding at March 31, 2021 and December 31, 2020	8	8
Additional paid-in capital	105,003	104,769
Accumulated deficit	(109,714)	(109,115)
Total stockholders' deficit	(4,698)	(4,333)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$6,019	$5,287

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product sales	$1,658	$2,360
Operating expenses:
Cost of sales	615	857
Research and development	215	303
Selling and marketing	347	517
General and administrative	1,048	1,138
Total operating expenses	2,225	2,815
Loss from operations	(567)	(455)
Other income (expense):
Change in fair value of warrant liability	—	110
Interest expense	(32)	(28)
Total other income (expense), net	(32)	82
Net loss	$(599)	$(373)
Net loss per common share, basic and diluted	$(0.08)	$(0.05)
Weighted-average common shares used to compute net loss per share, basic and diluted	7,539	7,539

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2021
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)
Stock-based compensation	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	(599)	(599)
Balance at March 31, 2021	—	$4,300	5,255	$5	7,539	$8	$105,003	$(109,714)	$(4,698)

	Three Months Ended March 31, 2020
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$4,300	5,255	$5	7,539	$8	$103,490	$(106,391)	$(2,888)
Stock-based compensation	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	(373)	(373)
Balance at March 31, 2020	—	$4,300	5,255	$5	7,539	$8	$103,908	$(106,764)	$(2,843)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(599)	$(373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66	63
Operating lease expense	69	71
Stock-based compensation	234	418
Change in fair value of warrant liability	—	(110)
Interest expense on related party note payable	27	25
Changes in operating assets and liabilities:
Accounts receivable	(34)	377
Inventory, net	(151)	129
Prepaid expenses and other current assets	(263)	(227)
Deposits and other assets	13	17
Accounts payable	152	(120)
Accrued liabilities	174	76
Operating lease liabilities	(82)	(81)
Net cash provided by (used in) operating activities	(394)	265
Cash flows from investing activities
Purchases of property and equipment	—	(3)
Payments for patent licenses	(2)	(38)
Net cash used in investing activities	(2)	(41)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	474	—
Proceeds from note payable from a related party	350	—
Net cash provided by financing activities	824	—
Net increase in cash	428	224
Cash, beginning of period	689	484
Cash, end of period	$1,117	$708
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$421
Patent license costs included in accrued liabilities	$2	$—

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s business globally. The Company’s condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. For the three months ended March 31, 2021, the Company experienced a year-over-year decline in product sales. In response, the Company has reduced its capital spending and, where possible, operating expenses while facilitating ongoing safe and reliable operations. As of the date of this report, the Company expects the COVID-19 pandemic will continue to adversely impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic will impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. The Company is continuing to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers and industry.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2021.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $109.7 million as of March 31, 2021 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations at least through one year after the issuance date of these condensed consolidated financial statements.

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

The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company will need to obtain significant additional funding from sources, including through debt and/or equity financing, license arrangements, grants and/or collaborative research arrangements to sustain its operations and develop products.

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

•	the progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that the Company decides to pursue;
•	demand from the Company’s largest original equipment manufacturer customers;
•

the development of major public health concerns, including COVID-19 or other pandemics arising globally, and the current and future impact that such concerns may have on the Company’s operations and funding requirements; and

•	the extent, if any, of forgiveness of the Company’s loans under the SBA Paycheck Protection Program.

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

Principles of Consolidation and Foreign Currency Transactions

The condensed consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company and its subsidiaries, including its wholly-owned Australian subsidiary, Cyto Therapeutics, is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the respective balance sheet dates. Revenue and expenses are translated at the average rate in effect on the date of the transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in general and administrative expense in the accompanying condensed consolidated statements of operations and were not material for the periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements.

Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, allowance for excess and obsolete inventories, allowance for sales returns and doubtful accounts, and the fair value of stock option grants using the Black-Scholes option valuation model. Actual results could differ from those estimates.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts of $12,000 as of March 31, 2021 and December 31, 2020.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250,000 to LCT to produce, make, and distribute certain products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of March 31, 2021, no revenues were realized and attributable to BioTime under this agreement.

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

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the useful life of the underlying patent, which is generally 15 years, or when the intangible asset is rejected or abandoned. All amortization expense related to intangible assets is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

The following table presents the Company's revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Three Months Ended March 31, 2021
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$165	$158	$323	23%
Media	973	131	1,104	77%
Total	$1,138	$289	$1,427	100%

	Three Months Ended March 31, 2020
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$262	$117	$379	19%
Media	1,466	125	1,591	81%
Total	$1,728	$242	$1,970	100%

Anti-aging market:

	Three Months Ended March 31,
	2021		2020
	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$166	72%	$224	57%
Professional	65	28%	166	43%
Total	$231	100%	$390	100%

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

For LSC products, ecommerce sales are primarily paid through credit card charges, while professional sales are invoiced. The professional sales and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of March 31, 2021 and December 31, 2020.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of March 31, 2021 and December 31, 2020, accounts receivable, net, totaled $437,000 and $403,000, respectively. For the three months ended March 31, 2021 and 2020, the Company did not incur material write-offs of its accounts receivable.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of March 31, 2021 and December 31, 2020, the Company recorded no allowance for sales returns.

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities, Paycheck Protection Program loan and related party note payable as of March 31, 2021 and December 31, 2020 approximate their fair values because of the short-term nature of those instruments.

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

As of March 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2020, the Company had outstanding a warrant liability which was measured at fair value on a recurring basis. The fair value of the warrant liability was calculated using the Monte-Carlo simulation model, which required the use of certain estimates. As of December 31, 2020, the fair value of the warrant liability was estimated to be zero.

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the three months ended March 31, 2021 and 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the three months ended March 31, 2021 and 2020, the following common stock options, common stock warrants and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Options outstanding	4,225,757	4,837,580
Common stock warrants outstanding	—	3,951,052
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,675,135	3,675,135
Total	10,358,035	14,920,910

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the three and ended March 31, 2021 and 2020.

Customer Concentrations

During the three months ended March 31, 2021 and 2020, for the biomedical market segment, one customer accounted for approximately 40% and 49%, respectively, of consolidated revenues. As of March 31, 2021 and December 31, 2020, the customer accounted for approximately 48% and 55%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

2. Inventory

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$475	$427
Work in process	596	481
Finished goods	950	991
	2,021	1,899
Less: allowance for inventory excess and obsolescence	(582)	(611)
Total current and non-current inventory, net	$1,439	$1,288

Inventory, net	$1,055	$917
Non-current inventory	384	371
Total current and non-current inventory, net	$1,439	$1,288

During the three months ended March 31, 2021, the Company disposed of obsolete inventory in the amount of $44,000. The inventory had been fully reserved for and the write-off had no impact on the Company’s consolidated statements of operations for the periods presented.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$1,661	$1,661
Computer equipment and software	243	241
Office equipment	230	230
Leasehold improvements	1,303	1,303
Construction in progress	1	3
	3,438	3,438
Less: accumulated depreciation and amortization	(2,946)	(2,904)
Property and equipment, net	$492	$534

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $42,000 and $41,000, respectively.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Patents	$2,290	$2,286
Less: accumulated amortization	(1,123)	(1,099)
	1,167	1,187
Indefinite life logos and trademarks	75	75
Intangible assets, net	$1,242	$1,262

Amortization expense for the three months ended March 31, 2021 and 2020 was $24,000 and $22,000, respectively.

5. Paycheck Protection Program Loan

In May 2020, the Company received a loan of $654,000 from its lender under the Paycheck Protection Program (“First Draw Loan”). The Paycheck Protection Program (“PPP”), as amended, was established under the Coronavirus Aid, Relief, and Economic

Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The First Draw Loan has a two-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred for ten months following the loan forgiveness period, which is defined as the 24-week period following the loan origination date, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. As required by the CARES Act, the Company used the proceeds from the PPP Loan for payroll, healthcare benefits, rent and other qualifying expenses.

In March 2021, the Company received a loan of $474,000 from its lender under the PPP (“Second Draw Loan”; together with the First Draw Loan, the “PPP Loans”). The Second Draw Loan has a five-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred until August 2022, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. The Second Draw Loan may be used to help fund payroll, healthcare benefits, rent, worker protection costs related to COVID-19, certain supplier costs and other qualifying expenses.

The PPP provides that the use of the PPP Loans shall be limited to certain qualifying expenses and may be partially or wholly forgiven by the SBA in accordance with the requirements set forth in the CARES Act. While the Company intends to apply for forgiveness of at least a portion of the PPP Loans, there is no assurance that the Company will obtain forgiveness of the PPP Loans in whole or in part. As of March 31, 2021, $219,000 and $915,000 of outstanding principal and accrued interest of the PPP Loans were classified as current and non-current, respectively, on the accompanying condensed consolidated balance sheets based on the contractual payment schedule of the PPP Loans.

6. Convertible Preferred Stock and Stockholders’ Deficit

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of March 31, 2021 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$445	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,569	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$441	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,565	$5

Common Stock

As of March 31, 2021, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. The Company has designated 50 shares of Series D redeemable convertible preferred stock and a total of 10,006,310 shares of Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock.

Common Stock Warrants

In October 2014 and March 2016, the Company issued warrants exercisable for 62,047 and 11,159,995 shares of common stock, respectively, at an exercise price of $1.75 per share to certain placement agents and existing investors in connection with financing arrangements. In April 2020, the common stock warrants issued in October 2014 expired unexercised. The common stock warrants issued in March 2016 expired unexercised in March 2021. As of December 31, 2020, 3,948,569 common stock warrants issued in March 2016 were outstanding.

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2020	4,255,371	$3.41
Granted	—
Forfeited or canceled	(57,233)	$1.85
Expired	(21,139)	$289.50
Outstanding at March 31, 2021	4,176,999	$1.99	7.02	$—
Vested and expected to vest at March 31, 2021	4,160,749	$1.99	7.02	$—
Exercisable at March 31, 2021	3,769,236	$2.05	6.90	$—

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. All options are amortized over the requisite service periods. For the three months ended March 31, 2021 and 2020, no stock options were granted.

Total stock-based compensation expense for the three months ended March 31, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$8	$24
Research and development	23	49
Selling and marketing	17	22
General and administrative	186	323
Total	$234	$418

Unrecognized compensation expense related to stock options as of March 31, 2021 was $326,000, which is expected to be recognized over a weighted-average period of less than one year.

Common Stock Reserved for Future Issuance

As of March 31, 2021, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	4,176,999
Common stock available for issuance under the 2010 Plan	5,359,476
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,675,135
Total	15,668,753

7. Related Party Transactions

In 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017, the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 2023) and provided for a 2% increase in monthly rent. For the three months ended March 31, 2021 and 2020, the Company recorded $43,000 and $41,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

Between March 6, 2018 and December 17, 2019, to obtain funding for working capital purposes, the Company borrowed a total of $2.3 million from Dr. Semechkin and issued an unsecured, non-convertible promissory note in the principal amount of $2.3 million (the “Note”) to Dr. Semechkin. The outstanding principal amount under the Note accrued interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the Note was due and payable on January 15, 2021 and could be pre-paid without penalty at any time.

On January 15, 2021, the Company and Dr. Semechkin modified the Note to extend the maturity date of the Note to January 15, 2022. No other terms of the Note were modified as a result of the extension.

On March 5, 2021, to obtain additional funding for working capital purposes, the Company further modified the Note and issued an unsecured, non-convertible promissory note (the “New Note”) in the amount of $2,650,000 to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided additional funding in the amount of $350,000 to the Company. The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the New Note is due and payable on January 15, 2022 and may be pre-paid by the Company without penalty at any time.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As of March 31, 2021, total right-of-use assets and operating lease liabilities were approximately $805,000 and $1.1 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2021 and 2020 lease expense totaled $118,000. As of March 31, 2021, the Company had no finance leases.

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,
2021 (remaining nine months)	$387
2022	394
2023	255
2024	233
2025	240
Thereafter	—
Total minimum lease payments	1,509
Less: imputed interest	(400)
Total future minimum lease payments	1,109
Less: operating lease liabilities, current	(328)
Operating lease liabilities, net of current portion	$781

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three months ended March 31, 2021 and 2020 by market segment were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Biomedical market	$1,427	$1,970
Anti-aging market	231	390
Total revenues	1,658	2,360
Operating expenses:
Therapeutic market	813	832
Biomedical market	1,083	1,441
Anti-aging market	329	542
Total operating expenses	2,225	2,815
Operating income (loss)
Therapeutic market	(813)	(832)
Biomedical market	344	529
Anti-aging market	(98)	(152)
Total operating loss	$(567)	$(455)

10. Subsequent Events

Subsequent to March 31, 2021, a total of 402.5 shares of Series I-1 Preferred Stock were converted into 230,000 shares of common stock of the Company by certain holders. As of May 12, 2021, a total of 7,769,089 shares of common stock of the Company were outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2020 (“Form 10-K”). The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in the Risk Factors included in our Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

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

We generated aggregate product sales revenues from our two commercial businesses of $1.7 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. We have generated no revenues from our principal operations in therapeutic and clinical product development.

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

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included a reduction in sales volume primarily from media sales in our biomedical market segment and professional channel sales in our anti-aging market segment, temporary or reduced occupancy of portions of our manufacturing facilities, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities. We have taken precautionary measures to better ensure the health and safety of our workers, including staggering employees’ shifts and isolating at-risk employees.

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

Anti-Aging Market – Skin Care Products. Our wholly-owned subsidiary Lifeline Skin Care, Inc. develops, manufactures and offers for sale anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. Products containing stem cell technology include: Defensive Day Serum, Recovery Night Serum, Firming Eye Complex, Neck Firming Complex, Aqueous Gel Serum, Intense Moisture Serum, and the Advanced Aqueous Treatment. Products based on the proprietary targeted small molecule technology include: Collagen Booster (Molecular Renewal Serum), Booster, and Brightening Toner. LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through ecommerce partners and through the professional channel (including dermatologists, plastic surgeons, medical, day and resort spas).

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the dollar and percent change in those items (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Product sales	$1,658	$2,360	$(702)	-30%
Cost of sales	615	857	(242)	-28%
As a % of revenues	37%	36%
Research and development	215	303	(88)	-29%
Selling and marketing	347	517	(170)	-33%
General and administrative	1,048	1,138	(90)	-8%
Other income (expense), net	(32)	82	(114)	-139%
Net loss	$(599)	$(373)	$(226)	61%
As a % of revenues	-36%	-16%

Product Sales

Product sales revenue for the three months ended March 31, 2021, was $1.7 million, compared to $2.4 million for the three months ended March 31, 2020. The decrease of $702,000, or 30%, was primarily attributable to a $487,000 decrease in media product sales in our biomedical market segment and a $159,000 decrease in LSC product sales for the three months ended March 31, 2021 compared to 2020.

Our media product sales continue to be adversely impacted by COVID-19, largely as a result of reduced demand from our largest original equipment manufacturer customers. For the year ending 2021, we estimate domestic biomedical product sales will be comparable to the year ended 2020. International product sales in our biomedical market have largely recovered and are expected to remain strong for the remainder of the year.

Our anti-aging market segment includes skin care products that are distributed through various ecommerce and professional channels. As a result of limited and reduced operations by medical professionals and spas due to COVID-19, the market for our skin care products has become increasingly competitive. As such, our anti-aging product sales have experienced a significant decline in customer demand for the three months ended March 31, 2021 compared to 2020. In response, we have expanded our promotional campaigns and made our ProPLUS product offerings available online for retail customers.

Cost of Sales

Cost of sales for the three months ended March 31, 2021, was $615,000, compared to $857,000 for the three months ended March 31, 2020. The decrease of $242,000, or 28%, was primarily attributable to a $260,000 decrease in costs as a result of decreased product sales and a $62,000 decrease in inventory transactions including a reduction in allowance for inventory excess and obsolescence, partially offset by a $75,000 increase in cost of sales due to unfavorable manufacturing variances and absorption due to reduced customer demand. Profit margins remained consistent for the three months ended March 31, 2021 compared to 2020. We may modify or expand certain product promotions and discounts through the end of 2021 as we continue to assess the ongoing impact of COVID-19 on our business which may have an adverse impact on our profit margins.

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

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021, was $215,000, compared to $303,000 for the three months ended March 31, 2020. The decrease of $88,000, or 29%, was primarily attributable to a $58,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following conclusion of the active phase of our Phase 1 clinical study, and a $17,000 decrease in materials, supplies and testing related expenses.

Our research and development efforts are primarily focused on the development of treatments for Parkinson’s disease, traumatic brain injury and stroke. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. Research and development expenses are expensed as incurred and are accounted for on a project-by-project basis. However, much of our research has potential applicability to each of our projects.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2021, was $347,000, compared to $517,000 for the three months ended March 31, 2020. The decrease of $170,000, or 33%, was primarily attributable to a $51,000 decrease in personnel-related costs, sales commissions and stock-based compensation primarily as a result of headcount reductions, a $40,000 decrease in marketing and advertising costs, and a $21,000 decrease in temporary staff services.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021, was $1.0 million, compared to $1.1 million for the three months ended March 31, 2020. The decrease of $90,000, or 8%, was primarily attributable to a decrease in stock-based compensation of $137,000, partially offset by a $29,000 increase in personnel-related costs and $14,000 in director and officer liability insurance.

Other Income (Expense), Net

Other expense, net, for the three months ended March 31, 2021, was $32,000, compared to other income, net, of $82,000 for the three months ended March 31, 2020. The decrease of $114,000 was primarily attributable to other income in the amount of $110,000 for the change in the fair value of the warrant liability during the prior year period. In March 2021, the warrants expired unexercised, so there will be no further changes in the fair value of the warrant liability for those warrants.

Liquidity and Capital Resources

As of March 31, 2021, we had an accumulated deficit of approximately $109.7 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $599,000 and $373,000 for three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had cash of $1.1 million, compared to $689,000 as of December 31, 2020.

In May 2020, we received a first draw loan of $654,000 (“First Draw Loan”) from the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provided additional liquidity to support our current operations. In March 2021, we received a second draw loan of $474,000 from the PPP (together with the First Draw Loan, the “PPP Loans”). We have used the full amount of proceeds from the First Draw Loan for what we believe to be qualifying expenses and intend to apply for forgiveness for at least a portion of the First Draw Loan in the second quarter of 2021. There is no assurance that we will be able to obtain forgiveness of the PPP Loans, in whole or in part. The terms of the PPP Loans, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA. Our primary use of cash is to continue to fund our research and development programs and operations.

Cash Flows

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(394)	$265
Net cash used in investing activities	(2)	(41)
Net cash provided by financing activities	824	—
Net increase in cash	$428	$224

Operating Cash Flows

For the three months ended March 31, 2021, net cash used in operating activities was $394,000, resulting primarily from our net loss of $599,000 and net changes in operating assets and liabilities of $191,000, partially offset by non-cash adjustments of stock-based compensation expense of $234,000, operating lease expense of $69,000, and depreciation and amortization of $66,000. For the three months ended March 31, 2020, net cash provided by operating activities was $265,000, resulting primarily from non-cash adjustments of $467,000 for stock-based compensation, change in fair value of warrant liability, depreciation and amortization and other non-cash charges, and net changes in operating assets and liabilities of $171,000, partially offset by our net loss of $373,000.

Investing Cash Flows

Net cash used in investing activities for the three months ended March 31, 2021 was $2,000, compared to $41,000 for the three months ended March 31, 2020. The decrease of $39,000 was attributable to a decrease in payments for patent licenses of $36,000 and a decrease in purchases of property and equipment of $3,000 year-over-year.

Financing Cash Flows

Net cash provided by financing activities for the three months ended March 31, 2021 was $824,000, compared to zero for the three months ended March 31, 2020. The increase was attributable to proceeds from a second draw loan from the Paycheck Protection Program of $474,000, coupled with proceeds from a note payable from a related party of $350,000.

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

•	our progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that we pursue;
•	demand from our largest original equipment manufacturer customers;
•

the development of major public health concerns, including COVID-19 or other pandemics arising globally, and the current and future impact that such concerns may have on our operations and funding requirements; and

•	the extent, if any, of forgiveness of our loans under the SBA Paycheck Protection Program.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. As the pandemic continues and restrictions remain in place or new restrictions are imposed, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition. Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish rights to some of its technologies, product candidates or products that the Company would otherwise seek to develop and commercialize on its own. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product initiatives.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2021 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at March 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls in the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.6	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Form of Note issued on January 15, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 19, 2021).
10.2	Form of Note issued on March 5, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 8, 2021).
10.3	Promissory Note, dated March 18, 2021, by and between the Company and Endeavor Bank (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K filed on March 30, 2021).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 14, 2021
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)