Form 10-Q
period 2021-06-30
International Stem Cell CORP
filed 2021-08-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	32

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$750	$689
Accounts receivable, net	547	403
Inventory, net	1,073	917
Prepaid expenses and other current assets	416	174
Total current assets	2,786	2,183
Non-current inventory	363	371
Property and equipment, net	451	534
Intangible assets, net	1,228	1,262
Right-of-use assets	733	874
Deposits and other assets	50	63
Total assets	$5,611	$5,287
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$469	$360
Accrued liabilities	521	386
Operating lease liabilities, current	309	346
Advances	250	250
Related party note payable	2,882	—
Paycheck Protection Program loan, current	—	141
Total current liabilities	4,431	1,483
Related party note payable	—	2,475
Paycheck Protection Program loan, net of current portion	476	517
Operating lease liabilities, net of current portion	714	845
Total liabilities	5,621	5,320
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at June 30, 2021 and December 31, 2020	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,006,310 shares authorized, 5,254,310 and 5,255,124 shares issued and outstanding, liquidation preference of $9,759 and $10,565 at June 30, 2021 and December 31, 2020, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 and 7,539,089 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	105,175	104,769
Accumulated deficit	(109,498)	(109,115)
Total stockholders' deficit	(4,310)	(4,333)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,611	$5,287

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$1,833	$1,812	$3,491	$4,171
Operating expenses:
Cost of sales	770	719	1,385	1,576
Research and development	113	200	328	503
Selling and marketing	349	427	696	944
General and administrative	1,007	1,298	2,055	2,436
Total operating expenses	2,239	2,644	4,464	5,459
Loss from operations	(406)	(832)	(973)	(1,288)
Other income (expense):
Gain on forgiveness of debt	661	—	661	—
Change in fair value of warrant liability	—	(225)	—	(115)
Interest expense	(39)	(29)	(71)	(56)
Total other income (expense), net	622	(254)	590	(171)
Net income (loss)	$216	$(1,086)	$(383)	$(1,459)
Net income (loss) per common share, basic and diluted	$0.03	$(0.14)	$(0.05)	$(0.19)
Weighted-average common shares used to compute net income (loss) per share, basic and diluted	7,767	7,539	7,654	7,539

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Six Months Ended June 30, 2021
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)
Stock-based compensation	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	(599)	(599)
Balance at March 31, 2021	—	4,300	5,255	5	7,539	8	105,003	(109,714)	(4,698)
Conversion of Series I-1 preferred stock	—	—	(1)	—	465	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	172	—	172
Net income	—	—	—	—	—	—	—	216	216
Balance at June 30, 2021	—	$4,300	5,254	$5	8,004	$8	$105,175	$(109,498)	$(4,310)

	Three and Six Months Ended June 30, 2020
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$4,300	5,255	$5	7,539	$8	$103,490	$(106,391)	$(2,888)
Stock-based compensation	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	(373)	(373)
Balance at March 31, 2020	—	4,300	5,255	5	7,539	8	103,908	(106,764)	(2,843)
Stock-based compensation	—	—	—	—	—	—	324	—	324
Net loss	—	—	—	—	—	—	—	(1,086)	(1,086)
Balance at June 30, 2020	—	$4,300	5,255	$5	7,539	$8	$104,232	$(107,850)	$(3,605)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(383)	$(1,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	130	128
Operating lease expense	141	132
Stock-based compensation	406	742
Gain on forgiveness of debt	(661)	—
Change in fair value of warrant liability	—	115
Interest expense on related party note payable	57	52
Changes in operating assets and liabilities:
Accounts receivable	(144)	821
Inventory, net	(148)	238
Prepaid expenses and other current assets	(242)	(172)
Deposits and other assets	13	19
Accounts payable	109	(75)
Accrued liabilities	133	(142)
Operating lease liabilities	(168)	(152)
Net cash provided by (used in) operating activities	(757)	247
Cash flows from investing activities
Purchases of property and equipment	—	(22)
Payments for patent licenses	(6)	(48)
Net cash used in investing activities	(6)	(70)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loans	474	654
Proceeds from note payable from a related party	350	—
Net cash provided by financing activities	824	654
Net increase in cash	61	831
Cash, beginning of period	689	484
Cash, end of period	$750	$1,315
Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$3
Supplemental disclosure of non-cash investing and financing activities:
Gain on forgiveness of debt	$661	$—
Right-of-use asset obtained in exchange for operating lease liability	$—	$421
Patent license costs included in accrued liabilities	$—	$7

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s business globally. The Company’s condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. For the six months ended June 30, 2021, the Company experienced a year-over-year decline in product sales. In response, the Company has reduced its capital spending and, where possible, operating expenses while facilitating ongoing safe and reliable operations. As of the date of this report, the Company expects the COVID-19 pandemic will continue to adversely impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic will impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. The Company is continuing to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers and industry.

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

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $109.5 million as of June 30, 2021 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations at least through one year after the issuance date of these condensed consolidated financial statements.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, including inconsistent liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. As the pandemic continues and restrictions remain in place or new restrictions are imposed, it may make any additional debt and/or equity financing more difficult, more costly and more dilutive.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts of $3,000 and $12,000 as of June 30, 2021 and December 31, 2020, respectively.

Research and Development Tax Credit Receivable

As of June 30, 2021, the Company recognized a research and development tax credit receivable of $113,000 within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets earned by its wholly-owned subsidiary, Cyto Therapeutics, which conducts various research and development activities on the Company’s product candidates in Australia. Under Australian tax law, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. The Company recognizes the R&D tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250,000 to LCT to produce, make, and distribute certain products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of June 30, 2021, no revenues were realized and attributable to BioTime under this agreement.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Costs related to leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the asset.

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

The following table presents the Company's revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$186	$171	$357	24%	$351	$329	$680	23%
Media	939	197	1,136	76%	1,912	328	2,240	77%
Total	$1,125	$368	$1,493	100%	$2,263	$657	$2,920	100%

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$213	$87	$300	22%	$475	$204	$679	20%
Media	994	85	1,079	77%	2,461	210	2,671	79%
Other	16	—	16	1%	16	—	16	1%
Total	$1,223	$172	$1,395	100%	$2,952	$414	$3,366	100%

Anti-aging market:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$245	72%	$299	72%	$411	72%	$522	65%
Professional	95	28%	118	28%	160	28%	283	35%
Total	$340	100%	$417	100%	$571	100%	$805	100%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market and anti-aging market business segments. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, which are sold both domestically within the United States and internationally. The anti-aging market segment markets and sells a line of skincare products sold through two sales channels: ecommerce and professional. The ecommerce channel sells direct to customers through online orders, while professional sales are primarily to spas, salons and other skincare providers.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of June 30, 2021 and December 31, 2020, accounts receivable, net, totaled $547,000 and $403,000, respectively. During the six months ended June 30, 2021 and 2020, the Company did not incur material write-offs of its accounts receivable.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of June 30, 2021 and December 31, 2020, the Company recorded no allowance for sales returns.

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

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development with alternative future uses, offset by the research and development tax credit provided by the Australian Taxation Office for qualified expenditures.

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities, Paycheck Protection Program loan and related party note payable as of June 30, 2021 and December 31, 2020 approximate their fair values because of the short-term nature of those instruments.

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

As of June 30, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2020, the Company had outstanding a warrant liability which was measured at fair value on a recurring basis. The fair value of the warrant liability was calculated using the Monte-Carlo simulation model, which required the use of certain estimates. As of December 31, 2020, the fair value of the warrant liability was estimated to be zero.

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the three and six months ended June 30, 2021 and 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding.

For the three and six months ended June 30, 2021 and 2020, the following common stock options, common stock warrants and convertible preferred stock were not included in the diluted net income (loss) per share calculation because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options outstanding	4,545,211	4,620,033	4,386,367	4,739,281
Common stock warrants outstanding	—	3,948,951	—	3,950,002
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,452,533	3,675,135	3,563,219	3,675,135
Total	10,454,887	14,701,262	10,406,729	14,821,561

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive income (loss) other than net income (loss) from operations for the three and six months ended June 30, 2021 and 2020.

Customer Concentrations

During the six months ended June 30, 2021, two customers accounted for approximately 35% and 10%, respectively, of consolidated revenues. During the six months ended June 30, 2020, one customer accounted for approximately 47% of consolidated revenues. As of June 30, 2021 and December 31, 2020, the two customers accounted for approximately 42% and 62%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

2. Inventory

The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$595	$427
Work in process	411	481
Finished goods	994	991
	2,000	1,899
Less: allowance for inventory excess and obsolescence	(564)	(611)
Total current and non-current inventory, net	$1,436	$1,288

Inventory, net	$1,073	$917
Non-current inventory	363	371
Total current and non-current inventory, net	$1,436	$1,288

During the six months ended June 30, 2021, the Company disposed of obsolete inventory in the amount of $45,000. The inventory had been fully reserved for and the write-off had no impact on the Company’s consolidated statements of operations for the periods presented.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$1,661	$1,661
Computer equipment and software	243	241
Office equipment	230	230
Leasehold improvements	1,303	1,303
Construction in progress	1	3
	3,438	3,438
Less: accumulated depreciation and amortization	(2,987)	(2,904)
Property and equipment, net	$451	$534

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $41,000 and $43,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $83,000.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Patents	$2,299	$2,286
Less: accumulated amortization	(1,146)	(1,099)
	1,153	1,187
Indefinite life logos and trademarks	75	75
Intangible assets, net	$1,228	$1,262

Amortization expense for the three months ended June 30, 2021 and 2020 was $23,000. Amortization expense for the six months ended June 30, 2021 and 2020 was $47,000 and $45,000, respectively.

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

In March 2021, the Company received a loan of $474,000 from its lender under the PPP (“Second Draw Loan”). The Second Draw Loan has a five-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred until August 2022, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. The Second Draw Loan may be used to help fund payroll, healthcare benefits, rent, worker protection costs related to COVID-19, certain supplier costs and other qualifying expenses.

In June 2021, the Company applied for and received forgiveness of its First Draw Loan in whole from the SBA and its lender. The amount of forgiveness totaled $661,000, which consisted of unpaid principal and accrued interest. The Company recorded the forgiveness of debt as a gain in other income (expense), net on the accompanying condensed consolidated statements of operations. In August 2021, the Company applied for and received forgiveness of its Second Draw Loan in whole from the SBA and its lender. Refer to Note 10 – Subsequent Events for further discussion.

As of June 30, 2021, $476,000 of outstanding principal and accrued interest of the Second Loan Draw was classified as non-current on the accompanying condensed consolidated balance sheets based on the contractual payment schedule of the loan.

6. Convertible Preferred Stock and Stockholders’ Deficit

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

During the three months ended June 30, 2021, holders of all remaining shares of the Company’s Series I-1 preferred stock converted 814 shares of issued and outstanding Series I-1 preferred stock into 465,300 shares of common stock of the Company. On June 25, 2021, the Company filed a Certificate of Elimination for the Series I-1 convertible preferred stock with the Secretary of State of the State of Delaware. The Certificate of Elimination amended the provisions of the Certificate of Incorporation of the Company to eliminate the powers, designations, preferences, privileges and other rights of the Series I-1 preferred stock.

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of June 30, 2021 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$449	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,759	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$441	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,565	$5

Common Stock

As of June 30, 2021, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. The Company has designated 50 shares of Series D redeemable convertible preferred stock and a total of 10,004,310 shares of Series B, Series G and Series I-2 non-redeemable convertible preferred stock.

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2020	4,255,371	$3.41
Granted	1,761,962	$0.39
Forfeited or canceled	(287,471)	$2.13
Expired	(21,874)	$285.32
Outstanding at June 30, 2021	5,707,988	$1.47	7.74	$495
Vested and expected to vest at June 30, 2021	5,418,495	$1.52	7.63	$416
Exercisable at June 30, 2021	3,791,027	$1.96	6.72	$—

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. All options are amortized over the requisite service periods. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the three months and six ended June 30, 2021 and 2020 were as follows:

	Three and Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.89%	0.37%
Expected stock price volatility	83.85%	88.82%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.67	5.36

Total stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$7	$21	$15	$45
Research and development	8	30	31	79
Selling and marketing	5	20	22	42
General and administrative	152	253	338	576
Total	$172	$324	$406	$742

Unrecognized compensation expense related to stock options as of June 30, 2021 was $540,000, which is expected to be recognized over a weighted-average period of 1.9 years.

Common Stock Reserved for Future Issuance

As of June 30, 2021, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	5,707,988
Common stock available for issuance under the 2010 Plan	3,827,272
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,209,835
Total	15,202,238

7. Related Party Transactions

In 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017, the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 2023) and provided for a 2% increase in monthly rent. For the six months ended June 30, 2021 and 2020, the Company recorded $86,000 and $84,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

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

On March 5, 2021, to obtain additional funding for working capital purposes, the Company further modified the Note and issued an unsecured, non-convertible promissory note (the “New Note”) in the amount of $2.650 million to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided additional funding in the amount of $350,000 to the Company. The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the New Note is due and payable on January 15, 2022 and may be pre-paid by the Company without penalty at any time.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As of June 30, 2021, total right-of-use assets and operating lease liabilities were approximately $733,000 and $1.0 million, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended June 30, 2021 and 2020 lease expense totaled $118,000 and $119,000, respectively. For the six months ended June 30, 2021 and 2020 lease expense totaled $236,000 and $237,000, respectively. As of June 30, 2021, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2021 (remaining six months)	$257
2022	394
2023	255
2024	233
2025	240
Thereafter	—
Total minimum lease payments	1,379
Less: imputed interest	(356)
Total future minimum lease payments	1,023
Less: operating lease liabilities, current	(309)
Operating lease liabilities, net of current portion	$714

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license agreement with Astellas Pharma may be terminated by the Company at any time with a 30-day notice.

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three and six months ended June 30, 2021 and 2020 by market segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Biomedical market	$1,493	$1,395	$2,920	$3,366
Anti-aging market	340	417	571	805
Total revenues	1,833	1,812	3,491	4,171
Operating expenses:
Therapeutic market	745	952	1,558	1,784
Biomedical market	1,078	1,281	2,161	2,722
Anti-aging market	416	411	745	953
Total operating expenses	2,239	2,644	4,464	5,459
Operating income (loss)
Therapeutic market	(745)	(952)	(1,558)	(1,784)
Biomedical market	415	114	759	644
Anti-aging market	(76)	6	(174)	(148)
Total operating loss	$(406)	$(832)	$(973)	$(1,288)

10. Subsequent Events

In August 2021, the Company applied for and received forgiveness of its Second Draw Loan. The amount of forgiveness totaled $476,000, which consisted of unpaid principal and accrued interest. The Company will record the forgiveness of debt as a gain in other income (expense), net on its condensed consolidated statements of operations for the three and nine months ending September 30, 2021.

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

We generated aggregate product sales revenues from our two commercial businesses of $3.5 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively. We have generated no revenues from our principal operations in therapeutic and clinical product development.

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

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included a reduction in sales volume primarily from media sales in our biomedical market segment and professional channel sales in our anti-aging market segment, temporary or reduced occupancy of portions of our manufacturing facilities, the availability of certain materials used in our packaging, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities. We have taken precautionary measures to better ensure the health and safety of our workers, including staggering employees’ shifts and isolating at-risk employees.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. This trial involved three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC® via intracerebral transplantation. Patients were evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety.

In June 2021 we issued a press release summarizing initial results of our Phase I trial of ISC-hpNSC®. Based on all data collected in the clinical trial, the safety criteria, as defined in the study, was met. Over the course of our study, we observed a potential dose-dependent response. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF time in the second cohort dropped by 55% from the initial reading. The quality of life of the patients as measured by the Parkinson's Disease Quality of Life Score-39 (PDQ-39) Summary Index, improved an average 43% for the second cohort at twelve months post-transplantation. This improved to a 45% better score in cohort 2 at 48 months.

We anticipate releasing additional data from our Phase I trial in the second half of 2021 and are evaluating initiating a Phase II trial of ISC-hpNSC®. Although the Phase I study was conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of any future studies will be carried out in the United States.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the dollar and percent change in those items (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Product sales	$1,833	$1,812	$21	1%
Cost of sales	770	719	51	7%
As a % of revenues	42%	40%
Research and development	113	200	(87)	-44%
Selling and marketing	349	427	(78)	-18%
General and administrative	1,007	1,298	(291)	-22%
Other income (expense), net	622	(254)	876	-345%
Net income (loss)	$216	$(1,086)	$1,302	-120%
As a % of revenues	12%	-60%

Product Sales

Product sales revenue for the three months ended June 30, 2021 and 2020 was $1.8 million. The increase of $21,000 for the three months ended June 30, 2021 as compared to 2020, or 1%, was primarily attributable to an increase in product sales in our biomedical market segment of $98,000, partially offset by a $77,000 decrease in LSC product sales.

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

Our anti-aging market segment includes skin care products that are distributed through various ecommerce and professional channels. The market for our skin care products across our ecommerce and professional channels has become increasingly competitive. As such, our anti-aging product sales have experienced a decline in customer acquisition for the three months ended June 30, 2021 as compared to 2020.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 was $770,000, compared to $719,000 for the three months ended June 30, 2020. The increase of $51,000, or 7%, was primarily attributable to a $35,000 increase in costs as a result of an increase in product sales and shipping costs. Profit margins largely remained consistent for the three months ended June 30, 2021 as compared to 2020. We may modify or expand certain product promotions and discounts through the end of 2021 as we continue to assess the ongoing impact of COVID-19 on our business which may have an adverse impact on our profit margins.

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

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 was $113,000, compared to $200,000 for the three months ended June 30, 2020. The decrease of $87,000, or 44%, was primarily attributable to a $80,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the active phase of our Phase 1 clinical study, a $36,000 decrease in consulting expenses, and a $23,000 decrease in materials, supplies and testing related expenses, partially offset by a $44,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australian subsidiary, Cyto Therapeutics.

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

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2021 was $349,000, compared to $427,000 for the three months ended June 30, 2020. The decrease of $78,000, or 18%, was primarily attributable to a $32,000 decrease in personnel-related costs, sales commissions and stock-based compensation primarily as a result of headcount reductions, and a $20,000 decrease in marketing and advertising costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 was $1.0 million, compared to $1.3 million for the three months ended June 30, 2020. The decrease of $291,000, or 22%, was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $184,000, a $61,000 decrease in legal and audit related costs, and a $40,000 decrease in consulting costs, partially offset by a $14,000 increase in director and officer liability insurance.

Other Income (Expense), Net

Other income, net, for the three months ended June 30, 2021 was $622,000, compared to other expense, net, of $254,000 for the three months ended June 30, 2020. The increase of $876,000 was primarily attributable to a gain on the forgiveness of debt of $661,000 related to our first draw loan (“First Draw Loan”) under the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), coupled with a decrease of $225,000 for the change in the fair value of the warrant liability during the prior year period. The warrants expired unexercised in March 2021 and, as such, no further change in the fair value of the warrant liability will be recognized.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the dollar and percent change in those items (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Product sales	$3,491	$4,171	$(680)	-16%
Cost of sales	1,385	1,576	(191)	-12%
As a % of revenues	40%	38%
Research and development	328	503	(175)	-35%
Selling and marketing	696	944	(248)	-26%
General and administrative	2,055	2,436	(381)	-16%
Other income (expense), net	590	(171)	761	-445%
Net loss	$(383)	$(1,459)	$1,076	-74%
As a % of revenues	-11%	-35%

Product Sales

Product sales revenue for the six months ended June 30, 2021 was $3.5 million, compared to $4.2 million for the six months ended June 30, 2020. The decrease of $680,000, or 16%, was primarily attributable to a decrease in media product sales in our biomedical market segment of $431,000, coupled with a decrease in LSC product sales of $234,000 for the six months ended June 30, 2021 as compared to 2020.

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

Our anti-aging market segment includes skin care products that are distributed through various ecommerce and professional channels. Our anti-aging product sales have experienced a significant decline in customer demand for the six months ended June 30, 2021, as compared to 2020, as a result of COVID-19’s impact on the operations of retail and professional medical offices which began to be adversely impacted largely in the second quarter of 2020.

Cost of Sales

Cost of sales for the six months ended June 30, 2021 was $1.4 million, compared to $1.6 million for the six months ended June 30, 2020. The decrease of $191,000, or 12%, was primarily attributable to a $235,000 decrease in costs as a result of a decrease in product sales, partially offset by $87,000 in unfavorable manufacturing variances and absorption due to reduced customer demand. Profit margins largely remained consistent for the six months ended June 30, 2021 as compared to 2020. We may modify or expand certain product promotions and discounts through the end of 2021 as we continue to assess the ongoing impact of COVID-19 on our business which may have an adverse impact on our profit margins.

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

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 was $328,000, compared to $503,000 for the six months ended June 30, 2020. The decrease of $175,000, or 35%, was primarily attributable to a $138,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the active phase of our Phase 1 clinical study, a $40,000 decrease in consulting expenses, and a $32,000 decrease in materials, supplies and testing related expenses, partially offset by a decrease $44,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australian subsidiary, Cyto Therapeutics.

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

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2021 was $696,000, compared to $944,000 for the six months ended June 30, 2020. The decrease of $248,000, or 26%, was primarily attributable to a $103,000 decrease in personnel-related costs, including temporary services, sales commissions and stock-based compensation primarily as a result of headcount reductions, a $38,000 decrease in marketing and advertising costs, and a $22,000 decrease in marketing samples and materials.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 was $2.1 million, compared to $2.4 million for the six months ended June 30, 2020. The decrease of $381,000, or 16%, was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $294,000, a $55,000 decrease in legal and audit related costs, and a $50,000 decrease in consulting costs, partially offset by a $28,000 increase in director and officer liability insurance.

Other Income (Expense), Net

Other income, net, for the six months ended June 30, 2021 was $590,000, compared to other expense, net, of $171,000 for the six months ended June 30, 2020. The increase of $761,000 was primarily attributable to a gain on the forgiveness of debt of $661,000 related to our First Draw Loan under the PPP, coupled with a decrease of $115,000 for the change in the fair value of the warrant liability during the prior year period. The warrants expired unexercised in March 2021 and, as such, no further change in the fair value of the warrant liability will be recognized.

Liquidity and Capital Resources

As of June 30, 2021, we had an accumulated deficit of approximately $109.5 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $383,000 and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had cash of approximately $750,000, compared to $689,000 as of December 31, 2020.

In May 2020, we received our First Draw Loan of $654,000 from the PPP which provided additional liquidity to support our current operations. In March 2021, we received a second draw loan of $474,000 from the PPP (“Second Draw Loan”). In June 2021, we applied for and received forgiveness of unpaid principal and accrued interest from our First Draw Loan in the amount of $661,000. In August 2021, we applied for and received forgiveness of unpaid principal and accrued interest from our Second Draw Loan in the amount of $476,000.

Our primary use of cash is to continue to fund our research and development programs and operations.

Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(757)	$247
Net cash used in investing activities	(6)	(70)
Net cash provided by financing activities	824	654
Net increase in cash	$61	$831

Operating Cash Flows

For the six months ended June 30, 2021, net cash used in operating activities was $757,000, resulting primarily from our net loss of $383,000 and net changes in operating assets and liabilities of $447,000, partially offset by net non-cash adjustments of $73,000. For the six months ended June 30, 2020, net cash provided by operating activities was $247,000, resulting primarily from our net loss of $1.5 million, adjusted for non-cash stock-based compensation expense of $742,000, coupled with net changes in operating assets and liabilities of $537,000. The net changes in operating assets and liabilities were primarily attributable to a $821,000 decrease in accounts receivable and a $238,000 decrease in inventory, partially offset by a $172,000 increase in prepaid expenses and other current assets.

Investing Cash Flows

Net cash used in investing activities for the six months ended June 30, 2021 was $6,000, compared to $70,000 for the six months ended June 30, 2020. The decrease of $64,000 was attributable to a decrease in payments for patent licenses of $42,000 and a decrease in purchases of property and equipment of $22,000 year-over-year.

Financing Cash Flows

Net cash provided by financing activities for the six months ended June 30, 2021 was $824,000, compared to $654,000 for the six months ended June 30, 2020. The increase was attributable to proceeds from our Second Draw Loan from the Paycheck Protection Program of $474,000, coupled with proceeds from a note payable from a related party of $350,000.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. As the pandemic continues and restrictions remain in place or new restrictions are imposed, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition. Additional debt financing may be expensive and require us to pledge all or a substantial portion of its assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of its technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our product initiatives.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2021 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at June 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

Many of the key materials in our products and packaging, and manufacturing services for certain of our other products, are obtained from a single or limited number of suppliers. Thus, we are at risk of shortages, price increases, tariffs, changes, delay, or discontinuation of key materials and manufacturing services, which could disrupt and materially and adversely affect our business.

Many of the key materials used to manufacture or package our LCT products come from limited or single sources of supply. In addition, in some cases primarily for our LSC products, we rely only on one manufacturer or a limited number of contract manufacturers to fill and finish, test, and package our products. In general, our contract manufacturers fabricate or procure certain materials and packaging on our behalf, subject to certain approved procedures or supplier lists. We do not have firm commitments from many of these suppliers and manufacturers to provide all materials and services, or to provide them in quantities and on timelines that we may require.

Due to our reliance on the key materials provided by suppliers and services provided by contract manufacturers, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain materials or services.  For example, our ability to ship LCT products has recently been adversely affected by shortages in plastic resin that is used to make the packaging containers for those products.  Our ongoing efforts to identify alternative suppliers (for many of the single-sourced or limited-sourced materials used in our products) and alternative contract manufacturers (for the assembly of our LSC products) may not be successful. We are subject to the risk that our suppliers may discontinue or modify the materials they provide to us, or that the materials may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, materials shortages or delays or other problems in product assembly, and the availability of these materials or services may be difficult to predict. For example, our suppliers or manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, such as COVID-19, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. In particular, the current COVID-19 pandemic has caused disruptions in our supply chain. To the extent COVID-19 pandemic continues and results in continuing restrictions, disruptions in our supply chain may continue and cause shortages of our ability to sell products, which could materially and adversely impact our financial results.

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems, could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers or contract manufacturers, we may not be able to develop alternate sources quickly, cost-effectively, or at all.  Any interruption or delay in material supply or manufacturing, any increases in material or manufacturing costs, or the inability to obtain these materials or services from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products on a timely basis. This could materially and adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 10, 2016).
4.6	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
4.7	Certification of Elimination for Series I-1 Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K Filed on June 30, 2021).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Exhibit	Description
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: August 13, 2021
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)