Form 10-Q
period 2021-09-30
International Stem Cell CORP
filed 2021-11-12
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$505	$689
Accounts receivable, net	668	403
Inventory, net	1,139	917
Prepaid expenses and other current assets	174	174
Total current assets	2,486	2,183
Non-current inventory	365	371
Property and equipment, net	419	534
Intangible assets, net	962	1,262
Right-of-use assets	659	874
Deposits and other assets	46	63
Total assets	$4,937	$5,287
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$611	$360
Accrued liabilities	284	386
Operating lease liabilities, current	292	346
Advances	250	250
Related party note payable	2,912	—
Paycheck Protection Program loan, current	—	141
Total current liabilities	4,349	1,483
Related party note payable	—	2,475
Paycheck Protection Program loan, net of current portion	—	517
Operating lease liabilities, net of current portion	645	845
Total liabilities	4,994	5,320
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at September 30, 2021 and December 31, 2020	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,006,310 shares authorized, 5,254,310 and 5,255,124 shares issued and outstanding, liquidation preference of $9,763 and $10,565 at September 30, 2021 and December 31, 2020, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 and 7,539,089 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	105,293	104,769
Accumulated deficit	(109,663)	(109,115)
Total stockholders' deficit	(4,357)	(4,333)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$4,937	$5,287

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales	$1,842	$1,481	$5,333	$5,652
Operating expenses:
Cost of sales	814	563	2,200	2,138
Research and development	165	255	492	758
Selling and marketing	352	403	1,049	1,347
General and administrative	1,134	1,058	3,190	3,494
Total operating expenses	2,465	2,279	6,931	7,737
Loss from operations	(623)	(798)	(1,598)	(2,085)
Other income (expense):
Gain on forgiveness of debt	476	—	1,137	—
Change in fair value of warrant liability	—	282	—	167
Interest expense	(18)	(28)	(87)	(85)
Total other income (expense), net	458	254	1,050	82
Net loss	$(165)	$(544)	$(548)	$(2,003)
Net loss per common share, basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.27)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004	7,539	7,772	7,539

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Nine Months Ended September 30, 2021
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)
Stock-based compensation	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	(599)	(599)
Balance at March 31, 2021	—	4,300	5,255	5	7,539	8	105,003	(109,714)	(4,698)
Conversion of Series I-1 preferred stock	—	—	(1)	—	465	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	172	—	172
Net income	—	—	—	—	—	—	—	216	216
Balance at June 30, 2021	—	4,300	5,254	5	8,004	8	105,175	(109,498)	(4,310)
Stock-based compensation	—	—	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	—	—	(165)	(165)
Balance at September 30, 2021	—	$4,300	5,254	$5	8,004	$8	$105,293	$(109,663)	$(4,357)

	Three and Nine Months Ended September 30, 2020
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$4,300	5,255	$5	7,539	$8	$103,490	$(106,391)	$(2,888)
Stock-based compensation	—	—	—	—	—	—	418	—	418
Net loss	—	—	—	—	—	—	—	(373)	(373)
Balance at March 31, 2020	—	4,300	5,255	5	7,539	8	103,908	(106,764)	(2,843)
Stock-based compensation	—	—	—	—	—	—	324	—	324
Net loss	—	—	—	—	—	—	—	(1,086)	(1,086)
Balance at June 30, 2020	—	4,300	5,255	5	7,539	8	104,232	(107,850)	(3,605)
Stock-based compensation	—	—	—	—	—	—	273	—	273
Net loss	—	—	—	—	—	—	—	(544)	(544)
Balance at September 30, 2020	—	$4,300	5,255	$5	7,539	$8	$104,505	$(108,394)	$(3,876)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(548)	$(2,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	192
Operating lease expense	215	199
Impairment of intangible assets	250	65
Loss on disposal of property and equipment	4	—
Stock-based compensation	524	1,015
Gain on forgiveness of debt	(1,137)	—
Interest expense on related party note payable	87	78
Change in fair value of warrant liability	—	(167)
Changes in operating assets and liabilities:
Accounts receivable	(265)	1,006
Inventory, net	(216)	284
Prepaid expenses and other current assets	—	48
Deposits and other assets	17	26
Accounts payable	251	(263)
Accrued liabilities	(104)	(272)
Operating lease liabilities	(254)	(238)
Net cash used in operating activities	(981)	(30)
Cash flows from investing activities
Purchases of property and equipment	(13)	(24)
Payments for patent licenses	(14)	(58)
Net cash used in investing activities	(27)	(82)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loans	474	654
Proceeds from note payable from a related party	350	—
Net cash provided by financing activities	824	654
Net increase (decrease) in cash	(184)	542
Cash, beginning of period	689	484
Cash, end of period	$505	$1,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$4
Supplemental disclosure of non-cash investing and financing activities:
Gain on forgiveness of debt	$1,137	$—
Right-of-use asset obtained in exchange for operating lease liability	$—	$421
Patent license costs included in accrued liabilities	$7	$6

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s business globally. The Company’s condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. For the nine months ended September 30, 2021, the Company experienced a year-over-year decline in product sales. In response, the Company has reduced its capital spending and, where possible, operating expenses while facilitating ongoing safe and reliable operations. As of the date of this report, the Company expects the COVID-19 pandemic will continue to adversely impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic will impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. The Company is continuing to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers and industry.

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

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $109.7 million as of September 30, 2021 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from research and development of its therapeutic product candidates. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations at least through one year after the issuance date of these condensed consolidated financial statements.

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

The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in research and development programs;
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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts of $3,000 and $12,000 as of September 30, 2021 and December 31, 2020, respectively.

Advances

On June 18, 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250,000 to LCT to produce, make, and distribute certain products. The $250,000 advance will be paid down with the first $250,000 of net revenues that otherwise would be allocated to LCT under the agreement. As of September 30, 2021, no revenues were realized and attributable to BioTime under this agreement.

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

The following table presents the Company's revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$191	$93	$284	19%	$542	$422	$964	22%
Media	1,124	123	1,247	81%	3,036	451	3,487	78%
Total	$1,315	$216	$1,531	100%	$3,578	$873	$4,451	100%

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$221	$92	$313	27%	$696	$295	$991	22%
Media	750	107	857	73%	3,211	317	3,528	78%
Other	—	—	—	—	16	—	16	—
Total	$971	$199	$1,170	100%	$3,923	$612	$4,535	100%

Anti-aging market:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$224	72%	$211	68%	$635	72%	$733	66%
Professional	87	28%	100	32%	247	28%	384	34%
Total	$311	100%	$311	100%	$882	100%	$1,117	100%

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market and anti-aging market business segments. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The anti-aging market segment markets and sells a line of skincare products sold through two sales channels: ecommerce and professional. The ecommerce channel sells direct to customers through online orders, while professional sales are primarily to spas, salons and other skincare providers.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of September 30, 2021 and December 31, 2020, accounts receivable, net, totaled $668,000 and $403,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company did not incur material write-offs of its accounts receivable.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of September 30, 2021 and December 31, 2020, the Company recorded no allowance for sales returns.

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities and related party note payable as of September 30, 2021 and December 31, 2020 approximate their fair values because of the short-term nature of those instruments.

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

As of September 30, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2020, the Company had outstanding a warrant liability which was measured at fair value on a recurring basis. The fair value of the warrant liability was calculated using the Monte-Carlo simulation model, which required the use of certain estimates. As of December 31, 2020, the fair value of the warrant liability was estimated to be zero.

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the three and nine months ended September 30, 2021 and 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding.

For the three and nine months ended September 30, 2021 and 2020, the following common stock options, common stock warrants and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options outstanding	5,451,787	4,711,130	4,742,051	4,729,829
Common stock warrants outstanding	—	3,948,569	—	3,949,521
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,209,835	3,675,135	3,444,130	3,675,135
Total	11,118,765	14,791,977	10,643,324	14,811,628

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the three and nine months ended September 30, 2021 and 2020.

Customer Concentrations

During the nine months ended September 30, 2021 and 2020, one customer accounted for approximately 38% and 43%, respectively, of consolidated revenues. As of September 30, 2021 and December 31, 2020, the customer accounted for approximately 48% and 55%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

2. Inventory

The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$573	$427
Work in process	407	481
Finished goods	1,061	991
	2,041	1,899
Less: allowance for inventory excess and obsolescence	(537)	(611)
Total current and non-current inventory, net	$1,504	$1,288

Inventory, net	$1,139	$917
Non-current inventory	365	371
Total current and non-current inventory, net	$1,504	$1,288

During the nine months ended September 30, 2021, the Company disposed of obsolete inventory in the amount of $45,000. The inventory had been fully reserved for and the write-off had no impact on the Company’s consolidated statements of operations for the periods presented.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$1,661	$1,661
Computer equipment and software	243	241
Office equipment	230	230
Leasehold improvements	1,312	1,303
Construction in progress	1	3
	3,447	3,438
Less: accumulated depreciation and amortization	(3,028)	(2,904)
Property and equipment, net	$419	$534

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $41,000 and $42,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $124,000.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Patents	$1,270	$2,286
Less: accumulated amortization	(383)	(1,099)
	887	1,187
Indefinite life logos and trademarks	75	75
Intangible assets, net	$962	$1,262

Amortization expense for the three months ended September 30, 2021 and 2020 was $24,000 and $23,000, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $71,000 and $68,000, respectively. Impairment charges for the nine months ended September 30, 2021 and 2020 was $250,000 and $65,000, respectively. The impairment charges, measured on a cost basis, related to abandonment of certain internally generated and licensed intellectual property in the Company’s therapeutic market segment that was determined by management to have no future economic benefit.

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

In March 2021, the Company received a loan of $474,000 from its lender under the PPP (“Second Draw Loan”). The Second Draw Loan has a five-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred until August 2022, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. The Second Draw Loan was used to help fund payroll, healthcare benefits, rent, worker protection costs related to COVID-19, certain supplier costs and other qualifying expenses.

In June 2021, the Company applied for and received forgiveness of its First Draw Loan in whole from the SBA and its lender. The amount of forgiveness totaled $661,000, which consisted of unpaid principal and accrued interest.

In August 2021, the Company applied for and received forgiveness of its Second Draw Loan in whole from the SBA and its lender. The amount of forgiveness totaled $476,000, which consisted of unpaid principal and accrued interest. The Company recorded the forgiveness of the First Draw Loan and Second Draw Loan as a gain in other income (expense), net, on the accompanying condensed consolidated statements of operations.

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

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of September 30, 2021 consisted of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$453	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,763	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$441	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,565	$5

Common Stock

As of September 30, 2021, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. The Company has designated 50 shares of Series D redeemable convertible preferred stock and a total of 10,004,310 shares of Series B, Series G and Series I-2 non-redeemable convertible preferred stock.

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2020	4,255,371	$3.41
Granted	1,761,962	$0.39
Forfeited or canceled	(555,118)	$2.12
Expired	(22,042)	$284.00
Outstanding at September 30, 2021	5,440,173	$1.43	7.55	$255
Vested and expected to vest at September 30, 2021	5,206,848	$1.48	7.45	$221
Exercisable at September 30, 2021	3,788,495	$1.86	6.67	$29

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. All options are amortized over the requisite service periods. For the three months ended September 30, 2021 and 2020, no stock options were granted. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.89%	0.37%
Expected stock price volatility	83.85%	88.82%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.67	5.36

Total stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$3	$21	$18	$66
Research and development	7	28	38	107
Selling and marketing	5	18	27	60
General and administrative	103	206	441	782
Total	$118	$273	$524	$1,015

Unrecognized compensation expense related to stock options as of September 30, 2021 was $433,000, which is expected to be recognized over a weighted-average period of 1.8 years.

Common Stock Reserved for Future Issuance

As of September 30, 2021, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	5,440,173
Common stock available for issuance under the 2010 Plan	4,094,753
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,209,835
Total	15,201,904

7. Related Party Transactions

In 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer and a director and was previously owned by Dr. Andrey Semechkin, the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017, the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 2023) and provided for a 2% increase in monthly rent. For the nine months ended September 30, 2021 and 2020, the Company recorded $129,000 and $127,000, respectively, in rent expense that was related to the facility lease arrangement with related parties.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As of September 30, 2021, total right-of-use assets and operating lease liabilities were approximately $659,000 and $937,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended September 30, 2021 and 2020 lease expense totaled $118,000 and $117,000, respectively. For the nine months ended September 30, 2021 and 2020 lease expense totaled $355,000 and $354,000, respectively. As of September 30, 2021, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2021 (remaining three months)	$129
2022	394
2023	255
2024	233
2025	240
Thereafter	—
Total minimum lease payments	1,251
Less: imputed interest	(314)
Total future minimum lease payments	937
Less: operating lease liabilities, current	(292)
Operating lease liabilities, net of current portion	$645

Licensed Patents

The Company has a minimum annual license fee of $75,000 payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement.

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three and nine months ended September 30, 2021 and 2020 by market segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Biomedical market	$1,531	$1,170	$4,451	$4,535
Anti-aging market	311	311	882	1,117
Total revenues	1,842	1,481	5,333	5,652
Operating expenses:
Therapeutic market	958	872	2,516	2,656
Biomedical market	1,159	1,038	3,320	3,760
Anti-aging market	348	369	1,095	1,321
Total operating expenses	2,465	2,279	6,931	7,737
Operating income (loss)
Therapeutic market	(958)	(872)	(2,516)	(2,656)
Biomedical market	372	132	1,131	775
Anti-aging market	(37)	(58)	(213)	(204)
Total operating loss	$(623)	$(798)	$(1,598)	$(2,085)

10. Subsequent Events

On October 26, 2021, the Company and S Real Estate Holdings, LLC (“Co-Tenant”), a related party, entered into a lease agreement with Rehco Holdings (the “Lease”) for the purpose of establishing a new corporate headquarters that combines the Company’s Carlsbad and Oceanside offices, including corporate, R&D, and manufacturing operations. The Lease premises covers approximately 7,260 square feet and will be shared with the Co-Tenant and its affiliated entities. The lease term began on November 1, 2021 and will continue for five years and two months, through December 31, 2026. The Company and Co-Tenant will pay a combined $10,890 per month in base rent, which escalates in a fixed amount over the lease term. In addition to base rent, the Company and Co-Tenant are responsible for certain costs and expenses, including insurance, maintenance costs, taxes and operating expenses.

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

•

Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) – performs research and development for the therapeutic market and is currently conducting a clinical trial in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

We generated aggregate product sales revenues from our two commercial businesses of $5.3 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively. We have generated no revenues from our principal operations in therapeutic and clinical product development.

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

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included a reduction in sales volume primarily from media sales in our biomedical market segment and professional channel sales in our anti-aging market segment, temporary or reduced occupancy of portions of our manufacturing facilities, the availability of certain materials used in our packaging, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities. We have taken precautionary measures to better ensure the health and safety of our workers, including staggering employees’ shifts, implementing remote work practices and isolating at-risk employees.

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

In June 2021, we issued a press release summarizing initial results of our Phase I trial of ISC-hpNSC®. Based on all data collected in the clinical trial, the safety criteria, as defined in the study, was met. Over the course of our study, we observed a potential dose-dependent response. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF time in the second cohort dropped by 55% from the initial reading. The quality of life of the patients as measured by the Parkinson's Disease Quality of Life Score-39 (PDQ-39) Summary Index, improved an average 43% for the second cohort at twelve months post-transplantation. This improved to a 45% better score in cohort 2 at 48 months.

Following the results of our Phase I trial of ISC-hpNSC®, we are evaluating initiating a Phase II trial. Although the Phase I study was conducted in Australia, and therefore not subject to FDA oversight, we anticipate that a significant portion of any future studies will be carried out in the United States.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the dollar and percent change in those items (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Product sales	$1,842	$1,481	$361	24%
Cost of sales	814	563	251	45%
As a % of revenues	44%	38%
Research and development	165	255	(90)	-35%
Selling and marketing	352	403	(51)	-13%
General and administrative	1,134	1,058	76	7%
Other income (expense), net	458	254	204	80%
Net loss	$(165)	$(544)	$379	-70%
As a % of revenues	-9%	-37%

Product Sales

Product sales revenue for the three months ended September 30, 2021 was $1.8 million, compared to $1.5 million for the three months ended September 30, 2020. The increase of $361,000, or 24%, was primarily attributable to an increase in media product sales in our biomedical market segment of $390,000 for the three months ended September 30, 2021 as compared to 2020.

Our biomedical product sales continue to recover from the impacts of COVID-19 as purchasing activity from our largest original equipment manufacturer customers increases. For 2021, we estimate biomedical product sales will be comparable to the level of sales in 2020.

Our anti-aging market segment includes skin care products that are distributed through various ecommerce and professional channels. The market for our skin care products across our ecommerce and professional channels has become increasingly competitive. As such, anti-aging product sales have remained equal for the three months ended September 30, 2021 as compared to 2020.

Cost of Sales

Cost of sales for the three months ended September 30, 2021 was $814,000, compared to $563,000 for the three months ended September 30, 2020. The increase of $251,000, or 45%, was primarily attributable to a $189,000 increase in costs as a result of an increase in product sales. Profit margins have deteriorated for the three months ended September 30, 2021 as compared to 2020, largely as a result of rising raw materials and labor related costs, and a scarcity of certain materials, principally plastics. In response, we have increased our supply of raw materials on hand and have, where possible, sourced materials from alternative vendors.

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

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 was $165,000, compared to $255,000 for the three months ended September 30, 2020. The decrease of $90,000, or 35%, was primarily attributable to a $56,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the active phase of our Phase 1 clinical study, and a $17,000 decrease in materials, supplies and testing related expenses.

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

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2021 was $352,000, compared to $403,000 for the three months ended September 30, 2020. The decrease of $51,000, or 13%, was primarily attributable to a $41,000 decrease in personnel-related costs, sales commissions and stock-based compensation primarily as a result of headcount reductions, and a $15,000 decrease in marketing and advertising costs, partially offset by a $15,000 increase in consulting fees.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 was $1.13 million, compared to $1.06 million for the three months ended September 30, 2020. The increase of $76,000, or 7%, was primarily attributable to an increase in impairment of intangible assets of $184,000, a $23,000 increase in legal fees, and a $14,000 increase in director and officer liability insurance premiums, partially offset by a decrease in personnel-related costs and stock-based compensation of $143,000.

Other Income (Expense), Net

Other income, net, for the three months ended September 30, 2021 was $458,000, compared to other income, net, of $254,000 for the three months ended September 30, 2020. The increase of $204,000, or 80%, was primarily attributable to a gain on the forgiveness of debt of $476,000 related to our second draw loan (“Second Draw Loan”) under the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), partially offset by a decrease of $282,000 for the change in the fair value of the warrant liability during the prior year period. The warrants expired unexercised in March 2021 and, as such, no further change in the fair value of the warrant liability will be recognized.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the dollar and percent change in those items (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Product sales	$5,333	$5,652	$(319)	-6%
Cost of sales	2,200	2,138	62	3%
As a % of revenues	41%	38%
Research and development	492	758	(266)	-35%
Selling and marketing	1,049	1,347	(298)	-22%
General and administrative	3,190	3,494	(304)	-9%
Other income (expense), net	1,050	82	968	1180%
Net loss	$(548)	$(2,003)	$1,455	-73%
As a % of revenues	-10%	-35%

Product Sales

Product sales revenue for the nine months ended September 30, 2021 was $5.3 million, compared to $5.7 million for the nine months ended September 30, 2020. The decrease of $319,000, or 6%, was primarily attributable to a decrease of $235,000 in product sales in our anti-aging market segment for the nine months ended September 30, 2021 as compared to 2020.

Our anti-aging product sales have experienced a significant decline in customer demand for the nine months ended September 30, 2021, as compared to 2020, as a result of COVID-19’s impact on the operations of retail and professional medical offices which began to be adversely impacted largely in the second quarter of 2020.

For 2021, we estimate biomedical product sales will continue to recover and be comparable to the level of sales in 2020. International product sales in our biomedical market have remained strong and for the nine months ended September 30, 2021 have exceeded product sales for the same period prior to the COVID-19 pandemic.

Cost of Sales

Cost of sales for the nine months ended September 30, 2021 was $2.2 million, compared to $2.1 million for the nine months ended September 30, 2020. The increase of $62,000, or 3%, was primarily attributable to a $90,000 increase in unfavorable manufacturing variances and absorption due to reduced customer demand, partially offset by a $45,000 decrease in cost of sales due to a reduction in product sales. Profit margins deteriorated slightly for the nine months ended September 30, 2021 as compared to 2020, as a result of an increase in raw material and labor costs. We may modify or expand certain product promotions and discounts through the end of 2021 as we continue to assess the ongoing impact of COVID-19 on our business which may have an adverse impact on our profit margins.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 was $492,000, compared to $758,000 for the nine months ended September 30, 2020. The decrease of $266,000, or 35%, was primarily attributable to a $194,000 decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions following the conclusion of the active phase of our Phase 1 clinical study, a $49,000 decrease in materials, supplies and testing related expenses, and $47,000 decrease in consulting expenses, partially offset by a $44,000 decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australian subsidiary, Cyto Therapeutics.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2021 was $1.0 million, compared to $1.3 million for the nine months ended September 30, 2020. The decrease of $298,000, or 22%, was primarily attributable to a $150,000 decrease in personnel-related costs, including temporary services, sales commissions and stock-based compensation primarily as a result of headcount reductions, a $54,000 decrease in marketing and advertising costs, a $25,000 decrease in logistics costs, and a $21,000 decrease in marketing samples and materials.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 was $3.2 million, compared to $3.5 million for the nine months ended September 30, 2020. The decrease of $304,000, or 9%, was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $435,000, a $89,000 decrease in consulting costs, and a $27,000 decrease in audit costs, partially offset by a $184,000 increase in impairment of intangible assets, a $42,000 increase in director and officer liability insurance premiums, and a $24,000 increase in human resource costs.

Other Income (Expense), Net

Other income, net, for the nine months ended September 30, 2021 was $1.1 million, compared to other income, net, of $82,000 for the nine months ended September 30, 2020. The increase of $968,000, or 1,180%, was primarily attributable to a gain on the forgiveness of debt of $1.14 million related to our loans under the PPP, partially offset by a decrease of $167,000 for the change in the fair value of the warrant liability during the prior year period. The warrants expired unexercised in March 2021 and, as such, no further change in the fair value of the warrant liability will be recognized.

Liquidity and Capital Resources

As of September 30, 2021, we had an accumulated deficit of approximately $109.7 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $548,000 and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had cash of approximately $505,000, compared to $689,000 as of December 31, 2020. Our primary use of cash is to continue to fund our research and development programs and operations.

In May 2020, we received a first draw loan of $654,000 from the PPP (“First Draw Loan”) which provided additional liquidity to support our current operations. In March 2021, we received a second draw loan of $474,000 from the PPP (“Second Draw Loan”). In June 2021, we applied for and received forgiveness of unpaid principal and accrued interest from our First Draw Loan in the amount of $661,000. In August 2021, we applied for and received forgiveness of unpaid principal and accrued interest from our Second Draw Loan in the amount of $476,000. As of September 30, 2021, we are not eligible to receive any additional funding, or have any further obligations, related to the PPP.

Cash Flows

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(981)	$(30)
Net cash used in investing activities	(27)	(82)
Net cash provided by financing activities	824	654
Net increase (decrease) in cash	$(184)	$542

Operating Cash Flows

For the nine months ended September 30, 2021, net cash used in operating activities was $981,000, resulting primarily from our net loss of $548,000 and net changes in operating assets and liabilities of $571,000, partially offset by net non-cash adjustments of $138,000. For the nine months ended September 30, 2020, net cash used in operating activities was $30,000, resulting primarily from our net loss of $2.0 million, offset by non-cash adjustments of stock-based compensation expense of $1.0 million, depreciation and amortization of $192,000 and operating lease expense of $199,000, coupled with net changes in operating assets and liabilities of $555,000.

Investing Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2021 was $27,000, compared to $82,000 for the nine months ended September 30, 2020. The decrease of $55,000 was attributable to a decrease in payments for patent licenses of $44,000 and a decrease in purchases of property and equipment of $11,000 year-over-year.

Financing Cash Flows

Net cash provided by financing activities for the nine months ended September 30, 2021 was $824,000, compared to $654,000 for the nine months ended September 30, 2020. The increase was attributable to proceeds from our Second Draw Loan from the Paycheck Protection Program of $474,000, coupled with proceeds from a note payable from a related party of $350,000, compared to proceeds of $654,000 from our First Draw Loan in the prior year.

Funding Requirements

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to sustain our operations at least through one year after the issuance date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2021 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at September 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, which was included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, there have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 12, 2021
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SOPHIA GARNETTE
	Name:	Sophia Garnette
	Title:	Vice President, Legal Affairs and Operations (Principal Financial Officer)