Form 10-K
period 2021-12-31
International Stem Cell CORP
filed 2022-03-29
CIK 1355790

2 Ro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4494098
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9745 Businesspark Ave San Diego, CA	92131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (760) 940-6383

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,518,900 based upon the closing price of the common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2022 there were 8,004,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2022 is incorporated by reference into Part III of this Form 10-K.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, anti-aging and research products, of a total of $7.2 million and $7.1 million for the years ended December 31, 2021 and 2020, respectively.

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

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy are already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical application of our technology is for neural stem cells (ISC-hpNSC®) for treatment of Parkinson’s disease and potentially other central nervous system disorders, such as traumatic brain injury, stroke and Alzheimer’s disease.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells ("NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease.  This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation.  Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We announced successful completion of the dose escalating phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response, with an apparent peak effectiveness at our middle dose. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF-Time in the second cohort dropped by 55% from the initial reading. The same was true for % ON-Time without dyskinesia, which is the time during the day when levodopa medication is performing optimally without dyskinesia. The % ON-Time increased an average of 42% above the initial evaluation at 12 months post-transplantation in the second cohort.

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

Our principal executive offices are located at 9745 Businesspark Ave, San Diego, CA 92131, and our telephone number is (760) 940-6383. Our corporate website address is www.internationalstemcell.com, Lifeline Cell Technology’s website address is www.lifelinecelltech.com, and Lifeline Skin Care’s website address is www.lifelineskincare.com. Information found on, or accessible through, our websites is not a part of, and is not incorporated into, this Annual Report on Form 10-K.  Our common stock is currently quoted on the OTC QB and trades under the symbol “ISCO”.

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

Why Not Use Stem Cells Derived from Adults?

There are several approaches now in human clinical trials that utilize adult stem cells. However, these cells have limited availability and limited ability to proliferate in culture as well as risk of genetic mutation. Therefore, obtaining clinically significant amounts of adult stem cells may prove to be difficult.

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

Our Facilities

We have built the capacity to manufacture human cells for research use in our research and development (“R&D”) facility in San Diego, California and for preclinical and clinical trials and ultimately for therapeutic use through the completion of our cGMP manufacturing facility in Frederick, Maryland.

Our Products

Therapeutic Product Candidates

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical application of our technology is for neural stem cells (ISC-hpNSC®) for treatment of Parkinson’s disease and potentially other neurological disorders, such as spinal cord injury, traumatic brain injury and stroke.

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

We announced successful completion of the dose escalating phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response, with an apparent peak effectiveness at our middle dose. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF Time in the second cohort dropped by 55% from the initial reading. The same was true for % ON-Time without dyskinesia, which is the time during the day when levodopa medication is performing optimally without dyskinesia. The % ON-Time increased an average of 42% above the initial evaluation at 12 months post-transplantation in the second cohort.

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

Anti-Aging Skin Care Products

As of December 31, 2021, ISCO’s LSC subsidiary had developed, launched and was actively selling eleven distinct skincare products.

•	ProPlus Advanced Defense Complex
•	ProPlus Advanced Recovery Complex
•	ProPlus Eye Firming Complex
•	ProPlus Neck Firming Complex
•	ProPlus Advanced Aquoues Treatment
•	ProPlus Collagen Booster (Advanced Molecular Serum)
•	ProPlus Elastin Booster
•	ProPlus Brightening Toner
•	ProPlus Brightening Cleanser
•	ProPlus Refresh Polishing Gelee
•	ProPlus Dual Action Exfoliator

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

LCT’s research products are marketed and sold by its internal sales force, LCT brand distributors in Europe and Asia and original equipment manufacturing (OEM) partners, which are then re-branded and sold with OEM partners’ labels.

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

Intellectual Property

Patents

In 2021 ISCO was issued one patent for technology generated by our R&D team. The patent, issued in Korea, covers the use of small molecule technology utilized in the Company’s skin care product lines. As of December 31, 2021, we held a total of 38 patents. These patents expire from June 2025 through June 2036.

In addition, we have obtained exclusive worldwide licenses to patents and patent applications from Astellas Pharma. We believe that our licensed and internally-generated patents provide the intellectual property rights we need to operate in the pluripotent stem cell field and to progress through the stages of creating a therapeutic stem cell product. These stages include the derivation, isolation, expansion and differentiation of stem cells. The intellectual property available to us enables us to create manufacturing methods that eliminate animal proteins in order to satisfy FDA requirements. In addition, we have rights to sell research products derived through our licensed intellectual property in order to generate income.

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

The agreements with Astellas further provide that we are no longer obligated to make milestone payments or to meet any minimum research and development requirements. We will no longer pay any royalties related to the ACT IP or Infigen IP, and our obligation to pay a minimum license fee for the UMass IP has been reduced to $75 thousand annually, payable in two installments to Astellas.

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

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 39% of our total product sales in 2021 were from one customer.

LSC phased out its retail product line in 2019, with the exception of select cleanser products that were offered to both professional and retail customers. LSC is now offering its ProPLUS product line through its branded website — www.lifelineskincare.com, as well as through a network of select online retailers and a limited number of professional accounts, such as dermatologists, and plastic surgeons. Domestically, we plan to increase distribution of our products through increasing brand awareness, strategic partnerships, and sales promotions.

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

Human Capital

As of December 31, 2021, including our 3 executive officers, we had 29 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

During the year ended December 31, 2021, we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs in 2022 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
•

the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with pre-clinical development and clinical trials;
•	the extent to which third party interest in Company’s research and commercial products can be realized through effective partnerships;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that we pursue; and
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

During the year ended December 31, 2021, we derived approximately 39% of our revenues from one customer.

During the year ended December 31, 2021, one customer accounted for 39% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminate its relationship with us, our revenues would decline significantly, and our financial condition and results of operations would suffer substantially.

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

Economic uncertainties and unfavorable economic conditions could adversely affect our business, financial condition, results of operations or our access to capital.

Our business, financial condition, results of operations or prospects could be adversely affected by general economic conditions and uncertainties, including in the financial markets. Negative economic conditions, both in the United States and abroad, including the effects of changes in economic growth and expectations, labor shortages, supply chain disruptions, inflationary pressures, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic, terrorist attacks and warfare (such as the Russia – Ukraine conflict and any resulting sanctions imposed), as well as related governmental or regulatory responses, could cause a decrease or deferral in spending by our customers  and otherwise negatively affect our business. A severe or prolonged economic downturn or economic uncertainties from these or other factors could also adversely affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruptions. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

As of December 31, 2021, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 64% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options that they hold and that are exercisable within 60 days of December 31, 2021. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established four separate series of outstanding preferred stock, Series B, Series D, Series G and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $1.08 to $9.69 per share as of December 31, 2021). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of four series of preferred stock that remain outstanding, Series B, Series D and Series I-2 Preferred Stock. The terms of various series of Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third-party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D and Series G Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third party, it could make it more difficult, delay, discourage, prevent or make it more costly to acquire the Company or affect a change-in-control.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase stockholder transaction costs to sell those shares.

While we are currently exempt from the “penny stock” rules, as long as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock would be subject to the “penny stock” rules, if we otherwise do not continue to qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200 thousand or $300 thousand together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

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

In October 2021, we entered into a joint lease agreement with S Real Estate Holding, LLC (an affiliate of our Executive Vice President and Chief Scientific Officer) for the purpose of establishing a new corporate headquarters that combines the Company’s research facility and corporate offices, including corporate, R&D, and manufacturing operations, in San Diego, California. In connection with entering into the joint lease agreement, we entered into a co-tenant agreement with S Real Estate Holdings, LLC, to share costs related to the leased premises. In addition to base rent, the Company and S Real Estate Holdings, LLC, are responsible for certain costs and expenses, including insurance, maintenance costs, taxes and operating expenses. The lease covers approximately 7,300 square feet, of which portions of the facility are designated for use by the Company, S Real Estate Holdings, LLC, or shared. The lease for this facility expires in December 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. Pursuant to the co-tenant agreement with S Real Estate Holdings, LLC, we are liable for 40% of total base rent and variable lease charges due under the joint lease agreement.

We also lease supplemental office space in a building adjacent to our new corporate headquarter from the same landlord. The supplemental office lease expires in December 2026 and is not subject to the co-tenant agreement with S Real Estate Holdings, LLC. The new corporate headquarters lease and supplemental office lease do not contain any options to renew to extend the lease terms.

In addition, we lease a 13,320 square foot facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current lease expires in November 2025. As of December 31, 2021, the base rent was approximately $18 thousand per month. The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing, and general administration purposes. The monthly base rent will increase by 3% on each anniversary date of the agreement.

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

Market Information

As of December 31, 2021, we had 8,004,389 shares of common stock outstanding, and approximately 636 holders of record of our common stock, and we had 5,254,353 shares of preferred stock outstanding, and seven holders of record of our preferred stock, with the 5,254,353 shares of preferred stock being convertible into 5,666,978 shares of common stock.

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

ITEM 6.	(RESERVED)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $7.2 million and $7.1 million for the years ended December 31, 2021 and 2020, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are: 1) Parkinson’s disease (“PD”); and 2) traumatic brain injury (“TBI”). Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI and stroke.

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

In October 2016 we announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the pre-clinical study in Theranostics, a prestigious peer-reviewed medical journal. The publication titled, "Human parthenogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model,” demonstrated that the clinical-grade neural stem cells used in our Parkinson’s disease clinical trial, ISC-hpNSC®, significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly-owned subsidiary LSC develops, manufactures and offers for sale anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. LSC’s products include:

•	ProPlus Advanced Defense Complex
•	ProPlus Advanced Recovery Complex
•	ProPlus Eye Firming Complex
•	ProPlus Neck Firming Complex
•	ProPlus Advanced Aquoues Treatment
•	ProPlus Collagen Booster (Advanced Molecular Serum)
•	ProPlus Elastin Booster
•	ProPlus Brightening Toner

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the dollar and percent change in those items (in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Product sales	$7,176	$7,128	$48	1%
Cost of sales	2,935	2,781	154	6%
As a % of revenues	41%	39%
General and administrative	4,084	4,422	(338)	-8%
Selling and marketing	1,383	1,755	(372)	-21%
Research and development	695	988	(293)	-30%
Other income (expense), net	1,022	94	928	987%
Net loss	$(899)	$(2,724)	$1,825	-67%
As a % of revenues	-13%	-38%

Product Sales

Product sales revenue for the year ended December 31, 2021 was $7.2 million, compared to $7.1 million for the year ended December 31, 2020. The increase was primarily attributable to a $342 thousand increase in sales in our biomedical market segment, largely offset by a $294 thousand decrease in sales in our anti-aging market during 2021 compared to 2020.

Our biomedical product sales continue to recover from the impacts of COVID-19 as purchasing activity from our largest original equipment manufacturer customers increases.

Our professional skin care products, which are largely marketed to medical professionals and spas that offer walk-up retail, experienced a significant decline in customer demand due to COVID-19 and the related restrictions as these businesses have continued with limited or reduced operations during the year ended December 31, 2021. The impact of these restrictions was mitigated in-part by expanding our offering of professional skin care products through our ecommerce channel. Anti-aging product sales through our ecommerce channel remained consistent year-over-year.

Cost of Sales

Cost of sales for the year ended December 31, 2021 was $2.9 million, compared to $2.8 million for the year ended December 31, 2020. The increase was primarily attributable to an increase in costs as a result of an increase in product sales. Profit margins have deteriorated for the year ended December 31, 2021 as compared to 2020, largely as a result of rising raw materials and labor related costs, and a scarcity of certain materials, principally plastics. In response, we have increased our supply of raw materials on hand and have, where possible, sourced materials from alternative vendors.

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 was $4.1 million, compared to $4.4 million for the year ended December 31, 2020. The decrease was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $522 thousand, a $87 thousand decrease in consulting and servicing fees, and a $26 thousand decrease in investor relations fees, partially offset by an increase in impairment of intangible assets of $184 thousand, a $57 thousand increase in director and officer liability insurance premiums, a $24 thousand increase in human resource related expenses, a $16 thousand gain on foreign currency exchange rate conversion, and a $15 thousand increase in filing fees.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2021 was $1.4 million, compared to $1.8 million for the year ended December 31, 2020. The decrease was primarily attributable to a $178 thousand decrease in personnel-related costs, sales commissions and stock-based compensation, primarily as a result of headcount reductions and grants from 2018 which were issued and fully vested in 2021, and a $211 thousand decrease in marketing, advertising, and building related expenses, partially offset by a $17 thousand increase in consulting and creative service fees. The reduction in marketing, advertising, and building related expenses was largely attributable to travel restrictions as a result of COVID-19.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 was $0.7 million, compared to $1.0 million for the year ended December 31, 2020. The decrease was primarily attributable to a $247 thousand decrease in personnel-related costs and stock-based compensation primarily as a result of headcount reductions and grants from 2018 which were issued and fully vested in 2021, a $89 thousand decrease in materials and supplies related to clinical trial expenses, a $46 thousand decrease in consulting services, partially offset by a $45 thousand increase in building and utilities related expenses and a $44 thousand decrease in our research and development tax credit related to qualifiable expenditures from our research and development activities of our Australia subsidiary, Cyto Therapeutics, which reduced research and development expenses for years ended December 31, 2021 and 2020.

Our research and development efforts are primarily focused on the development of treatments for Parkinson’s disease, traumatic brain injury, liver diseases, stroke, and the creation of new GMP grade human parthenogenetic stem cell lines. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. Research and development expenses are expensed as incurred and are accounted for on a project-by-project basis. However, much of our research has potential applicability to each of our projects. As we completed Phase 1 of our clinical in June 2021, we do not anticipate significant investment in research and development efforts related to therapeutic and clinical product development efforts for the foreseeable future, or until such time that we initiate a Phase 2 clinical trial.

Other Income, Net

Other income, net, for the year ended December 31, 2021 was $1.0 million, compared to other income, net, of $94 thousand for the year ended December 31, 2020. The increase was primarily attributable to forgiveness of our First Draw Loan and Second Draw Loan from the PPP, collectively totaling $1.1 million, partially offset by a decrease of $207 thousand for the change in the fair value of the warrant liability during the prior year period. The warrants expired unexercised in March 2021 and, as such, no further change in the fair value of the warrant liability will be recognized.

Liquidity and Capital Resources

As of December 31, 2021, we had an accumulated deficit of approximately $110 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $0.9 million and $2.7 million for years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had cash of $171 thousand, compared to $689 thousand as of December 31, 2020.

In May 2020, we received a first draw loan of $654 thousand from the PPP (“First Draw Loan”) which provided additional liquidity to support our current operations. In March 2021, we received a second draw loan of $474 thousand from the PPP (“Second Draw Loan”). In June 2021, we applied for and received forgiveness of unpaid principal and accrued interest from our First Draw Loan in the amount of $661 thousand. In August 2021, we applied for and received forgiveness of unpaid principal and accrued interest from our Second Draw Loan in the amount of $476 thousand. As of December 31, 2021, we are not eligible to receive any additional funding, or have any further obligations, related to the PPP.

Cash Flows

Comparison of the Years Ended December 31, 2021 and 2020

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,297)	$(341)
Net cash used in investing activities	(45)	(108)
Net cash provided by financing activities	824	654
Net increase (decrease) in cash	$(518)	$205

Operating Cash Flows

For the year ended December 31, 2021, net cash used in operating activities was $1.3 million, resulting primarily from our net loss of $899 thousand and net changes in operating assets and liabilities of $823 thousand, consisting primarily of an increase in accounts receivable of $441 thousand, inventory, net, of $268 thousand, and decrease in operating lease liabilities of $342 thousand, partially offset by net non-cash adjustments of $425 thousand. For the year ended December 31, 2020, net cash used in operating activities was $341 thousand, resulting primarily from our net loss of $2.7 million and change in fair value of warrant liability of $207 thousand, offset by non-cash adjustments of stock-based compensation expense of $1.3 million, operating lease expense of $265 thousand and depreciation and amortization of $253 thousand, coupled with net changes in operating assets and liabilities of $623 thousand.

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2021 was $45 thousand, compared to $108 thousand for the year ended December 31, 2020. The decrease was attributable to a decrease in payments for patent licenses of $58 thousand and purchases of property and equipment of $5 thousand year-over-year.

Financing Cash Flows

Net cash provided by financing activities for year ended December 31, 2021 was $0.8 million, compared to $0.7 million for the year ended December 31, 2020. For the year ended December 31, 2021, net cash provided by financing activities consisted of $474 thousand in proceeds from our second draw loan under the Paycheck Protection Program, coupled with proceeds from a note payable from a related party of $350 thousand. For the year ended December 31, 2020, net cash provided by financing activities consisted of $654 thousand in proceeds from our first draw loan under the Paycheck Protection Program.

Liquidity and Going Concern

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from sources including exercise of outstanding warrants, equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to sustain our operations at least through one year after the issuance date. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs in 2022 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in our research and development programs;
•

the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with pre-clinical development and clinical trials;
•	the extent to which third party interest in Company’s research and commercial products can be realized through effective partnerships;
•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that we pursue; and
•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our business operations and funding requirements.

Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition. Additional debt financing may be expensive and require us to pledge all or a substantial portion of its assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of its technologies, product candidates or products that we would otherwise seek to develop and commercialize on its own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of its product initiatives.

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. In addition, as we completed Phase 1 of our clinical in June 2021, we do not anticipate significant investment in research and development efforts related to therapeutic and clinical product development efforts for the foreseeable future, or until such time that we initiate a Phase 2 clinical trial. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date.

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include current and non-current inventory, intangible assets, and stock-based compensation. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

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

Allowance for Excess and Obsolete Inventory

Our inventory, particularly within our biomedical market, consists of certain products that have a long or, when frozen, indefinite shelf life. In addition, future demand for our products is uncertain. Accordingly, at each reporting period, we estimate a reserve for allowance for excess and obsolete inventory. This estimate is computed using historical sales data and inventory turnover rates, which are subjective in nature and fluctuate between periods. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory with a corresponding adjustment to cost of sales. If we are unable to sell such inventory, any related reserves are reduced in the period of sale.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based payment awards made to employees and consultants based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model.

The determination of fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of certain estimates and subjective assumptions that affect the amount of stock-based compensation expense recognized in our consolidated statements of operations. These include estimates of the expected volatility of our stock price, expected option life, expected dividends and the risk-free interest rate. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. The expected option life is calculated using the mid-point method as prescribed by accounting guidance for stock-based compensation. We determined expected dividend yield to be 0% given that we have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the share-based awards. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at December 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

Management Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, in connection with our 2022 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2021, under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2021, under the caption “Corporate Governance.”

As of December 31, 2021, our executive officers were as follows:

Name	Position	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	62
Russell Kern	Executive Vice President and Chief Scientific Officer	36
Sophia Garnette	Vice President, Legal Affairs & Operations and Principal Financial Officer	38

Andrey Semechkin, Ph.D., Co-Chairman and CEO, has been a Director of the Company since December 2008. Dr. Semechkin has served as our Chief Executive Officer since November 2009, and from December 2008 to November 2009 he served in other senior management positions with the Company. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Dr. Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 21 years’ experience creating and managing businesses across different industries and scientific sectors.

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

Sophia Garnette, J.D., Vice President, Legal Affairs & Operations and Principal Financial Officer, received her law degree from the University of Miami School of Law and has experience in various aspects of corporate and biotechnology law, regulatory affairs, project management, and business operations. After joining the Company in March 2011, she has held a variety of business and legal positions, including in-house counsel, advisor to the CEO, and Managing Director for Lifeline Skin Care. Ms. Garnette has announced her resignation from the Company, effective April 1, 2022.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2021, under the caption “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2021, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2021, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2021, under the caption “Principal Accounting Fees and Services.”

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

4.6

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 10-K filed March 30, 2021).

10.1	2010 Equity Participation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 12, 2020).

Exhibit Number	Exhibit Description

10.2	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012).

10.3	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012).

10.4	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012).

10.5

Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013)

10.6	Amended and Restated License Agreement with Advanced Cell Technology, Inc. (UMass IP) (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013).

10.7

Amended and Restated License Agreement dated February 7, 2013 with Advanced Cell Technology, Inc. (Infigen IP) (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013).

10.8

Amendment dated November 13, 2014 to Amended and Restated Investor Rights Agreement dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 18, 2014).

10.9	Waiver Agreement dated December 31, 2014 with holders of Series G Preferred Stock (incorporated by reference by Exhibit 10.32 of the Registrant’s Form 10-K filed March 30, 2015).

10.10

Registration Rights Agreement, dated January 8, 2016, by and between International Stem Cell Corporation and Andrey Semechkin (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 12, 2016).

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.12*	Lease Agreement dated October 26, 2021

10.13*	Lease Agreement dated November 30, 2021

10.14*	Co-Tenant Agreement dated December 15, 2021

10.15	Form of Note issued on March 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 3, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016).

23.1*	Consent of BDO USA, LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
(c)	Financial Statement Schedules. See Item 15(a) 2 above.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ ANDREY SEMECHKIN
Name:	Andrey Semechkin
Title:	Chief Executive Officer

Dated: March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/ S / ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2022
Andrey Semechkin

/ S / SOPHIA GARNETTE	Vice President Legal Affairs and Operations (Principal Financial Officer)	March 29, 2022
Sophia Garnette

/ S / RUSSELL KERN	Executive VP and Chief Scientific Officer and Director	March 29, 2022
Russell Kern

/ S / DONALD A. WRIGHT	Co-Chairman of the Board	March 29, 2022
Donald A. Wright

/ S / PAUL V. MAIER	Director	March 29, 2022
Paul V. Maier

International Stem Cell Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

International Stem Cell Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates

Inventory Valuation – Excess and Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to the lower of cost or net realizable value as necessary. The Lifeline Cell

Technology (“LCT”) inventory has a long product life cycle, does not have a shelf life when frozen and future demand is uncertain. As such, management relies on historical sales to estimate future demand to establish a reserve for excess and obsolete LCT inventory.

We identified auditing the Company’s estimate for LCT inventory reserve for excess and obsolete inventory as a critical audit matter. When estimating its inventory reserve for excess and obsolescence, the Company uses historical sales data and inventory turnover rates. Auditing these elements involved especially challenging auditor judgment due to the uncertainty of future demand along with the nature and extent of audit effort required to address these matters.

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

San Diego, California

March 29, 2022

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$171	$689
Accounts receivable, net	844	403
Inventory, net	1,184	917
Prepaid expenses and other current assets	135	174
Total current assets	2,334	2,183
Non-current inventory, net	372	371
Property and equipment, net	384	534
Intangible assets, net	949	1,262
Right-of-use assets	868	874
Deposits and other assets	39	63
Total assets	$4,946	$5,287
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$508	$360
Accrued liabilities	404	386
Operating lease liabilities, current	179	346
Advances	250	250
Related party note payable	2,943	—
Paycheck Protection Program loan, current	—	141
Total current liabilities	4,284	1,483
Related party note payable	—	2,475
Paycheck Protection Program loan, net of current portion	—	517
Operating lease liabilities, net of current portion	950	845
Total liabilities	5,234	5,320
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at December 31, 2021 and 2020	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,006,310 shares authorized, 5,254,310 and 5,255,124 shares issued and outstanding, liquidation preference of $9,766 and $10,565 at December 31, 2021 and December 31, 2020, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 and 7,539,089 shares issued and outstanding at December 30, 2021 and 2020, respectively	8	8
Additional paid-in capital	105,413	104,769
Accumulated deficit	(110,014)	(109,115)
Total stockholders' deficit	(4,588)	(4,333)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$4,946	$5,287

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Product sales	$7,176	$7,128
Operating expenses:
Cost of sales	2,935	2,781
General and administrative	4,084	4,422
Selling and marketing	1,383	1,755
Research and development	695	988
Total operating expenses	9,097	9,946
Loss from operations	(1,921)	(2,818)
Other income (expense):
Gain on forgiveness of debt	1,137	—
Change in fair value of warrant liability	—	207
Interest expense	(128)	(113)
Other income, net	13	—
Total other income, net	1,022	94
Net loss	$(899)	$(2,724)
Net loss per common share, basic and diluted	$(0.11)	$(0.36)
Weighted-average common shares used to compute net loss per share, basic and diluted	7,833	7,539

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$4,300	5,255	$5	7,539	$8	$103,490	$(106,391)	$(2,888)
Stock-based compensation	—	—	—	—	—	—	1,279	—	1,279
Net loss	—	—	—	—	—	—	—	(2,724)	(2,724)
Balance at December 31, 2020	—	4,300	5,255	5	7,539	8	104,769	(109,115)	(4,333)
Conversion of Series I-1 preferred stock	—	—	(1)	—	465	—	—	—	-
Stock-based compensation	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	(899)	(899)
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(899)	$(2,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	253
Non-cash operating lease expense	289	265
Impairment of intangible assets	250	65
Stock-based compensation	644	1,279
Gain on forgiveness of debt	(1,137)	—
Interest expense on related party note payable	118	105
Change in fair value of warrant liability	—	(207)
Other non-cash operating activity	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(441)	1,112
Inventory, net	(268)	316
Prepaid expenses and other current assets	39	33
Deposits and other assets	24	27
Accounts payable	148	(294)
Accrued liabilities	17	(256)
Operating lease liabilities	(342)	(315)
Net cash used in operating activities	(1,297)	(341)
Cash flows from investing activities
Purchases of property and equipment	(23)	(28)
Payments for patent licenses	(22)	(80)
Net cash used in investing activities	(45)	(108)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loans	474	654
Proceeds from note payable from a related party	350	—
Net cash provided by financing activities	824	654
Net increase (decrease) in cash	(518)	205
Cash, beginning of period	689	484
Cash, end of period	$171	$689
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$5
Supplemental disclosure of non-cash investing and financing activities:
Gain on forgiveness of debt	$1,137	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$479	$421
Right-of-use assets reduction related to operating lease termination	$196	$—
Patent license costs included in accrued liabilities	$6	$3

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s business globally. The Company’s consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. As of the date of this report, the Company expects the COVID-19 pandemic will continue to impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic will impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. The Company is continuing to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers and industry.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.0 million as of December 31, 2021 and has, on an annual basis, incurred net losses and negative operating cash flows since inception. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least through one year from the issuance date of these consolidated financial statements.

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

The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company will need to obtain significant additional funding from sources, including debt and/or equity financing, license arrangements, grants and/or collaborative research arrangements to sustain its operations and develop products.

The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying the estimates for capital needs in 2022 and beyond;
•	the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•	scientific progress in research and development programs;

•

the magnitude and scope of the Company’s research and development programs and its ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the progress with preclinical development and clinical trials;
•	the extent to which third party interest in Company’s research and commercial products can be realized through effective partnerships;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	the number and type of product candidates that the Company decides to pursue; and
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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life), allowance for excess and obsolete inventories, and stock option awards using the Black-Scholes option valuation model. Actual results could differ from those estimates.

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

Inventory

Inventory is accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventory has a long product life cycle, does not have a shelf life when frozen, and future demand is uncertain. As such, at each reporting period, the Company estimates its reserve for allowance for excess and obsolete inventory using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. If the Company is able to sell such inventory, any related reserves would be reduced in the period of sale. The value of the inventory that is not expected to be sold within one year of the current reporting period is classified as non-current inventory on the accompanying consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts of $3 thousand and $12 thousand as of December 31, 2021 and December 31, 2020, respectively.

Advances

In June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250 thousand to LCT to produce, make, and distribute certain products. The $250 thousand advance will be paid down with the first $250 thousand of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2021, no revenues were realized and attributable to BioTime under this agreement.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the assets.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets, operating lease obligations, current, and operating lease obligations, net of current portion, on the Company’s consolidated balance sheets.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses a discount rate based on its estimated incremental borrowing rate to determine the right-of-use asset and operating lease liabilities to be recognized. The Company determines its incremental borrowing rate based on the terms and lease payments of its operating leases and what it would normally pay to borrow, on a collateralized basis, over similar terms for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company does not separate lease components from non-lease components.

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

The following table presents the Company’s revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Year Ended December 31, 2021
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$801	$546	$1,347	23%
Media	3,935	654	4,589	77%
Total	$4,736	$1,200	$5,936	100%

	Year Ended December 31, 2020
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$838	$389	$1,227	22%
Media	3,903	447	4,350	78%
Other	17	—	17	—
Total	$4,758	$836	$5,594	100%

Anti-aging market:

	Year Ended December 31,
	2021		2020
	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$913	74%	$1,050	68%
Professional	327	26%	484	32%
Total	$1,240	100%	$1,534	100%

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

For LSC products, online sales and professional sales are pre-paid through credit card charges. The Company sometimes extends 15, 30, or 60-day credit terms to select professional accounts. For biomedical products, standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of December 31, 2021 and 2020.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of December 31, 2021 and 2020, accounts receivable, net, totaled $844 thousand and $403 thousand, respectively. For the years ended December 31, 2021 and 2020, the Company did not incur material write-offs of its receivables.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of December 31, 2021 and 2020, the Company recorded no allowance for sales returns.

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

Advertising

Adverting costs are expensed as incurred and included as a component of selling and marketing costs on the accompanying consolidated statements of operations. For the years ended December 31, 2021 and 2020, advertising costs were approximately $165,000 and $245,000, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development with alternative future uses. Research and development costs are net of research and development tax credits earned by Cyto Therapeutics, the Company’s wholly-owned subsidiary based in Australia. The Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. Since the refund does not depend on an entity’s tax status or tax position, it is outside of the scope of accounting for income taxes and is treated as grant income. The Company recognized reductions to research and development costs of $113 thousand and $157 thousand for the years ended December 31, 2021 and 2020, respectively, attributable to the refundable tax credit.

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

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities, Paycheck Protection Program loan and related party note payable as of December 31, 2021 and 2020 approximate their fair values because of the short-term nature of those instruments.

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

As of December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2020, the Company had outstanding a warrant liability which was measured at fair value on a recurring basis. The fair value of the warrant liability was calculated using the Monte-Carlo simulation model, which required the use of certain estimates and, therefore, was deemed to be a level 3 liability within the three-tier fair value hierarchy. As of December 31, 2020, the fair value of the warrant liability was estimated to be zero, utilizing the following the assumptions: risk-free interest rate – 0.08%; volatility – 80.0%; term to expiration (in years) – 0.21, and; probability of subsequent financing – 0.0%.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the years ended December 31, 2021 and 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the years ended December 31, 2021 and 2020, the following common stock options, common stock warrants and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Years Ended December 31,
	2021	2020
Options outstanding	4,885,531	4,652,988
Common stock warrants outstanding	—	3,949,281
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,385,075	3,675,135
Total	10,727,749	14,734,547

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ deficit except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the years ended December 31, 2021 and 2020.

Customer Concentrations

For the years ended December 31, 2021 and 2020, one major customer accounted for approximately 39% and 41%, respectively, of product sales. As of December 31, 2021 and 2020, the customer accounted for 62% and 55%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of product sales or accounts receivable, net, for the years ended.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by certain business entities by requiring the disclosure of (1) the types of government assistance received; (2) the accounting for such assistance, and (3) the effect of the assistance on the business entity’s financial statements. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this standard on January 1, 2022, which is not expected to have an impact on its consolidated financial statements.

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

2. Inventory

The components of inventories are as follows (in thousands):

	As of December 31,
	2021	2020
Raw materials	$592	$427
Work in process	507	481
Finished goods	983	991
	2,082	1,899
Less: allowance for inventory excess and obsolescence	(526)	(611)
Total current and non-current inventory, net	$1,556	$1,288

Inventory, net	$1,184	$917
Non-current inventory	372	371
Total current and non-current inventory, net	$1,556	$1,288

During the years ended December 31, 2021 and 2020, the Company disposed of obsolete inventory in the amount of $47 thousand and $131 thousand, respectively. The inventory had been fully reserved for and the write-off had no impact on the Company’s consolidated statements of operations.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2021	2020
Machinery and equipment	$1,610	$1,661
Computer equipment and software	243	241
Office equipment	104	230
Leasehold improvements	549	1,303
Construction in progress	1	3
	2,507	3,438
Less: accumulated depreciation and amortization	(2,123)	(2,904)
Property and equipment, net	$384	$534

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $171 thousand and $162 thousand, respectively. During the year ended December 31, 2021, the Company disposed of approximately $1.0 million in property and equipment that had been depreciated and amortized in full and had no impact on the accompanying consolidated statements of operations.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	As of December 31,
	2021	2020
Patents	$1,277	$2,286
Less: accumulated amortization	(403)	(1,099)
	874	1,187
Indefinite life logos and trademarks	75	75
Intangible assets, net	$949	$1,262

Amortization expense for the years ended December 31, 2021 and 2020 was $91 thousand. During the years ended December 31, 2021 and 2020, the Company fully impaired and abandoned certain patents that the Company concluded it would no longer defend or incur additional costs to maintain. Impairment charges for the years ended December 31, 2021 and 2020 was $250 thousand and $65 thousand, respectively. The impairment charges, measured on a cost basis, related to abandonment of certain internally generated and licensed intellectual property in the Company’s therapeutic market segment that was determined by management to have no future economic benefit.

The timing of approval of pending patent applications is uncertain and, therefore, are included in the thereafter period below until issued. Pending patents as of December 31, 2021 was $108 thousand. As of December 31, 2021, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Years ending December 31,
2022	78
2023	78
2024	78
2025	75
2026	72
Thereafter	493
Total	$874

5. Paycheck Protection Program Loan

In May 2020, the Company received a loan of $654 thousand from its lender under the Paycheck Protection Program (“First Draw Loan”). The Paycheck Protection Program (“PPP”), as amended, was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The First Draw Loan has a two-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred for ten months following the loan forgiveness period, which is defined as the 24-week period following the loan origination date, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. As required by the CARES Act, the Company used the proceeds from the PPP Loan for payroll, healthcare benefits, rent and other qualifying expenses.

On March 2021, the Company received a loan of approximately $474 thousand from its lender under the PPP (“Second Draw Loan”). The Second Draw Loan has a five-year term and bears interest at a rate of 1% per annum. Principal and interest payments are deferred until August 2022, at which time the loan balance is payable in monthly installments unless the Company applies for, and receives, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender. The Second Draw Loan was used to help fund payroll, healthcare benefits, rent, worker protection costs related to COVID-19, certain supplier costs and other qualifying expenses.

In June 2021, the Company applied for and received forgiveness of its First Draw Loan in whole from the SBA and its lender. The amount of forgiveness totaled $661 thousand which consisted of unpaid principal and accrued interest.

In August 2021, the Company applied for and received forgiveness of its Second Draw Loan in whole from the SBA and its lender. The amount of forgiveness totaled $476 thousand, which consisted of unpaid principal and accrued interest. The Company recorded the forgiveness of the First Draw Loan and Second Draw Loan as a gain in other income (expense), net, on the accompanying consolidated statements of operations.

6. Convertible Preferred Stock

As of December 31, 2021 and 2020, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company has designated 50 shares of Series D redeemable convertible preferred stock and as of December 31, 2021 and 2020, a total of 10,004,310 and 10,006,310 shares, respectively, of Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock. The Company’s Series B, Series G, Series I-1 and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying consolidated balance sheets.

During the year ended December 31, 2021, holders of all remaining shares of the Company’s Series I-1 preferred stock converted 814 shares of issued and outstanding Series I-1 preferred stock into 465,300 shares of common stock of the Company. In June 2021, the Company filed a Certificate of Elimination for the Series I-1 convertible preferred stock with the Secretary of State of the State of Delaware. The Certificate of Elimination amended the provisions of the Certificate of Incorporation of the Company to eliminate the powers, designations, preferences, privileges and other rights of the Series I-1 preferred stock.

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2021 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$456	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,766	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2020 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$441	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-1	2,000	814	814	—
Series I-2	4,310	4,310	4,310	—
Total	10,006,310	5,255,124	$10,565	$5

The significant rights and preferences of the Company’s convertible preferred stock are as follows:

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared as of December 31, 2021.

Liquidation

Liquidation preference among classes of preferred shares is first with Series D with priority, followed by Series G, Series B and Series I-2 on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of shares plus (in the case of the Series B) an amount equal to 1% of the Series B original issue price for every two calendar months from February 1, 2008. Following the satisfaction of the liquidation preferences, all shares of common stock participate in any remaining distribution.

Conversion

The conversion rates of the Series B, Series D, and Series I-2 are subject to anti-dilution adjustments whereby, subject to specified exceptions, if the Company issues equity securities or securities convertible into equity at a price below the applicable conversion price of the Series B, Series D, and Series I-2, the conversion price of each such series shall be adjusted downward to equal the price of the new securities. The conversion rate of the Series G is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price, subject to specified exceptions. Upon the occurrence of an event that triggers a down round protection, the Company will recognize the value of the down round as a beneficial conversion discount. The conversion price of the Series I-2 are also subject to certain resets as set forth in the Certificates of Designation, including a reverse stock split.

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted as of December 31, 2021:

	Initial	Current	Conversion
	Conversion	Conversion	Ratio to
	Price	Price	Common Stock
Series B	$75.00	$1.08	0.9259260
Series D	$37.50	$1.75	57,142.8571
Series G	$60.00	$9.69	0.103099
Series I-2	$1.75	$1.75	571.428571

Voting

The holders of Series B, Series D, and Series G are entitled to one vote for each share of common stock into which it would convert. As long as there are at least 10 shares of Series D outstanding, the holders of Series D have (i) the right to nominate and elect two members of the Board of Directors, and (ii) the right to approve specified significant transactions affecting the Company. As long as there are at least 1,000,000 shares of Series G outstanding, the holders of Series G have the initial right to propose the nomination of two members of the Board, at least one of which such nominees shall be subject to the approval of the Company’s independent directors, for election by the stockholders at the Company’s next annual meeting of stockholders, or, elected by the full board of directors to fill a vacancy, as the case may be. At least one of the two directors nominated by holders of the Series G shall be independent. The holder of Series I-2 has no voting rights, except as required by law.

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying consolidated balance sheets.

7. Stockholders’ Deficit

Common Stock

As of December 31, 2021, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

Common Stock Warrants

In October 2014 and March 2016, the Company issued warrants exercisable for 62,047 and 11,159,995 shares of common stock, respectively, at an exercise price of $1.75 per share to certain placement agents and existing investors in connection with financing arrangements. In April 2020, the common stock warrants issued in October 2014 expired unexercised. The common stock warrants issued in March 2016 expired unexercised on March 15, 2021. As of December 31, 2020, 3,948,569 common stock warrants issued in March 2016 were outstanding.

Common Stock Reserved for Future Issuance

As of December 31, 2021, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	5,373,203
Common stock available for issuance under the 2010 Plan	4,161,189
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,209,835
Total	15,201,370

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2020	4,255,371	$3.41
Granted	1,761,962	$0.39
Forfeited or canceled	(622,088)	$2.14
Expired	(22,042)	$284.00
Outstanding at December 31, 2021	5,373,203	$1.42	7.31	$146
Vested and expected to vest at December 31, 2021	5,187,332	$1.46	7.23	$131
Exercisable at December 31, 2021	3,980,138	$1.77	6.58	$34

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

The fair value of restricted stock awards is based on the market value of the common stock on the date of grant. For the years ended December 31, 2021 and 2020, no restricted stock awards were awarded or vested. As of December 31, 2021, there was no unrecognized compensation costs related to unvested awards.

Stock-Based Compensation

The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.89%	0.37%
Expected stock price volatility	83.90%	88.82%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.67	5.36

Total stock-based compensation expense for the years ended December 31, 2021 and 2020 was comprised of the following (in thousands):

	Years Ended December 31,
	2021	2020
Cost of sales	$21	$87
Research and development	46	135
Selling and marketing	32	78
General and administrative	545	979
Total	$644	$1,279

Unrecognized compensation expense related to stock options as of December 31, 2021 was $330 thousand, which is expected to be recognized over a weighted-average period of approximately 1.93 years. Unrecognized compensation expense related to stock options as of December 31, 2020 was $604 thousand, which was expected to be recognized over a weighted-average period of less than one year.

9. Related Party Transactions

In 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer. The lease agreement was negotiated at arm’s length and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017, the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 28, 2023) and provided for a 2% increase in monthly rent. For the years ended December 31, 2021 and 2020, the Company recorded $157 thousand and $169 thousand, respectively, in operating lease cost that was related to the facility lease arrangement with related parties.

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

On March 5, 2021, to obtain additional funding for working capital purposes, the Company further modified the Note and issued an unsecured, non-convertible promissory note (the “New Note”) in the amount of $2.650 million to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided additional funding in the amount of $350 thousand to the Company. The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the New Note is due and payable on January 15, 2022 and may be pre-paid by the Company without penalty at any time.

On October 26, 2021, the Company and S Real Estate Holdings, LLC jointly entered into a lease agreement with Rehco Holdings, LLC (the “Lease”), for the purpose of establishing a new corporate headquarters, including corporate, R&D, and manufacturing operations. The Lease was personally guaranteed by the Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer.

On December 15, 2021, the Company and S Real Estate Holdings LLC entered into a co-tenant agreement, whereby the Company and S Real Estate Holdings LLC agreed to allocate portions of the base rent and variable charges, including insurance, maintenance costs, taxes and operating expenses, between the parties. During the term of the Lease, the Company will be liable for 40% of all costs incurred in connection with the Lease, while S Real Estate Holdings LLC will be liable for the remaining 60%.

On December 27, 2021, the Company and S Real Estate Holdings LLC mutually agreed to terminate the operating lease for its corporate offices for the purpose of consolidating its operations to its new corporate headquarters (refer to Note 11 – Commitments and Contingencies, for further information). Pursuant to the termination agreement, the Company surrendered the leased premises effective December 31, 2021, and no termination penalties were incurred by the Company. In addition, S Real Estate Holdings LLC released the Company of its obligation to pay base rent for the month of December 2021.

10. Income Taxes

As of December 31, 2021, the Company had available net operating loss carryforwards for federal income tax reporting purposes of approximately $74.9 million and for state income tax reporting purposes of approximately $73.0 million, which may be applied against future taxable income and will expire in various years through 2037. However, any net operating loss carryforwards generated in 2018 and future years will not expire and are carried forward indefinitely. The increase in federal operating loss carryforwards for the year ended December 31, 2021 was approximately $1.9 million.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, research and development credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Permanent items	(7.0%)	(2.8%)
State income taxes, net of federal taxes	(0.2%)	(0.1%)
Foreign	(0.8%)	(0.3%)
Change in valuation allowance	46.6%	(19.1%)
Forgiveness of PPP loans	26.7%	0.0%
Stock options	(83.8%)	(5.4%)
Lease accounting	(0.1%)	(0.1%)
Other	(2.4%)	6.8%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017. The Company does not have any material uncertain tax positions as of December 31, 2021 and 2020. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2021 will materially change in the next 12 months.

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

The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2021, the Company has not recorded any material adjustments to its income tax provision related to the provisions within the CARES Act. The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Net operating loss carryforwards	$19,603	$19,152
Stock-based compensation	1,153	1,936
Research and development tax credit	2,899	2,899
Other	235	397
Non-current deferred tax assets	23,890	24,384
Valuation allowance	(23,890)	(24,384)
Net deferred tax assets	$—	$—

11. Commitments and Contingencies

Leases

As of December 31, 2021, the Company has three operating leases for real estate in California and Maryland:

•

San Diego, California – corporate headquarters, including corporate, R&D, and manufacturing operations, with a term date of December 2026, jointly leased with a related party (refer to Note 9 – Related Party Transactions, for further information);

•	San Diego, California – supplemental office space adjacent to the Company’s corporate headquarters with a term date of December 2026; and
•	Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

In October 2021, the Company entered into an operating lease for its new corporate headquarters. The lease commenced on November 1, 2021 and expires on December 31, 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. The lease is subject to additional variable charges, including insurance, maintenance costs, taxes and operating expenses. Base rent and additional variable charges are shared between the Company and S Real Estate Holdings LLC, a related party, pursuant to a co-tenant agreement between the parties (refer to Note 9 – Related Party Transactions, for further information). In addition, base rent for months two through five of the lease term were abated by 50%. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of approximately $232 thousand.

In November 2021, the Company entered into an operating lease for supplemental office space adjacent to its new corporate headquarters with the same landlord. The lease commenced on December 1, 2021 and expires on December 31, 2026 and is not subject to the co-tenant agreement with S Real Estate Holdings, LLC. At commencement, base rent due under the supplemental office lease was approximately $4 thousand per month and increases at a fixed amount per annum over the lease term. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of $247 thousand.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. As of December 31, 2021, total right-of-use assets and operating lease liabilities were approximately $868 thousand and $1.1 million, respectively. As of December 31, 2021, the Company had no finance leases.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands):

	Years Ended
	2021	2020
Operating lease costs	$456	$464
Short-term lease costs	1	7
Variable lease costs	225	211
Total lease costs	$682	$682
Operating cash used for operating leases	508	509
Right-of-use asset obtained in exchange for operating lease liability	479	421
Weighted-average remaining lease term (years)	4.42	3.90
Weighted-average discount rate	13.48%	17.05%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Years ending December 31,
2022	$317
2023	338
2024	349
2025	360
2026	119
Total minimum lease payments	1,483
Less: imputed interest	(354)
Total future minimum lease payments	1,129
Less: operating lease liabilities, current	(179)
Operating lease liabilities, net of current portion	$950

Licensed Patents

The Company has a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license agreement with Astellas Pharma may be terminated by the Company at any time with a 30-day notice.

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) by market segment were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Revenues:
Biomedical market	$5,936	$5,594
Anti-aging market	1,240	1,534
Total revenues	7,176	7,128
Operating expenses:
Therapeutic market	3,267	3,410
Biomedical market	4,346	4,785
Anti-aging market	1,484	1,751
Total operating expenses	9,097	9,946
Operating income (loss)
Therapeutic market	(3,267)	(3,410)
Biomedical market	1,590	809
Anti-aging market	(244)	(217)
Total operating loss	$(1,921)	$(2,818)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	Years Ended December 31,
	2021	2020
North America	$5,980	$6,277
Asia	806	538
Europe	345	290
All other regions	45	23
Total	$7,176	$7,128

13. Subsequent Events

On January 13, 2022, to obtain funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note in the principal amount of $2.9 million (the "2022 Promissory Note”) to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the New Note and provided an additional $250 thousand of funds to the Company. The 2022 Promissory Note, including outstanding amounts of principal and accrued interest, is due and payable March 15, 2022, but may be pre-paid by the Company without penalty at any time.

On March 1, 2022, the Company and Dr. Andrey Semechkin, the Company’s Chief Executive Officer, agreed to extend the maturity date of the 2022 Promissory Note for an additional six-month period to September 15, 2022. No other terms of the 2022 Promissory Note were modified.