Form 10-Q
period 2022-03-31
International Stem Cell CORP
filed 2022-05-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 11, 2022, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
	Signatures	30

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$398	$171
Accounts receivable, net	902	844
Inventory, net	1,322	1,184
Prepaid expenses and other current assets	338	135
Total current assets	2,960	2,334
Non-current inventory, net	390	372
Property and equipment, net	348	384
Intangible assets, net	933	949
Operating right-of-use assets	835	868
Deposits and other assets	35	39
Total assets	$5,501	$4,946
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$635	$508
Accrued liabilities	505	404
Operating lease liabilities, current	196	179
Advances	250	250
Related party note payable	3,225	2,943
Total current liabilities	4,811	4,284
Operating lease liabilities, net of current portion	896	950
Total liabilities	5,707	5,234
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at March 31, 2022 and December 31, 2021, respectively	4,300	4,300
Stockholders' deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 shares authorized; 5,254,310 shares issued and outstanding; liquidation preference of $9,770 and $9,766 at March 31, 2022 and December 31, 2021, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	105,504	105,413
Accumulated deficit	(110,023)	(110,014)
Total stockholders' deficit	(4,506)	(4,588)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,501	$4,946

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product sales, net	$2,020	$1,658
Operating expenses:
Cost of sales	725	615
Research and development	137	215
Selling and marketing	301	347
General and administrative	832	1,048
Total operating expenses	1,995	2,225
Income (loss) from operations	25	(567)
Other expense:
Interest expense - related party	(34)	(32)
Total other expense	(34)	(32)
Net loss	$(9)	$(599)
Net loss per common share, basic and diluted	$(0.00)	$(0.08)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004	7,539

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)
Stock-based compensation	—	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,504	$(110,023)	$(4,506)

	Three Months Ended March 31, 2021
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)
Stock-based compensation	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	(599)	(599)
Balance at March 31, 2021	—	$4,300	5,255	$5	7,539	$8	$105,003	$(109,714)	$(4,698)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9)	$(599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	66
Non-cash operating lease expense	33	69
Stock-based compensation	91	234
Interest expense on related party note payable	32	27
Changes in operating assets and liabilities:
Accounts receivable, net	(58)	(34)
Inventory, net	(156)	(151)
Prepaid expenses and other current assets	(203)	(263)
Deposits and other assets	4	13
Accounts payable	125	152
Accrued liabilities	99	174
Operating lease liabilities	(37)	(82)
Net cash used in operating activities	(23)	(394)
Cash flows from investing activities
Payments for patent licenses	—	(2)
Net cash used in investing activities	—	(2)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loans	—	474
Proceeds from related party note payable	250	350
Net cash provided by financing activities	250	824
Net increase in cash	227	428
Cash at beginning of period	171	689
Cash at end of period	$398	$1,117

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is headquartered in San Diego, California. The Company is primarily a research and development company, for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. The Company has the following wholly-owned subsidiaries:

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s operations globally. The Company’s condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. Impacts to the Company’s business have included temporary or reduced occupancy of portions of its manufacturing facilities, and disruptions or restrictions on employee's ability to travel to such manufacturing facilities, which caused minor delays in manufacturing. As of the date of this report, the Company expects the COVID-19 pandemic will continue to impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic will impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state, and local government actions taken in response. The Company will continue to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers, and industry.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.0 million as of March 31, 2022 and has incurred net losses and negative operating cash flows annually, since inception. The Company has had no revenue from research and development of its therapeutic product candidates. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

The Company continues to evaluate various financing sources and options to raise working capital to help fund current research and development programs and operations. The Company plans to obtain significant additional funding from sources, including through debt and equity financing, license arrangements, grants and/or collaborative research arrangements to sustain its operations and develop products.

The timing and degree of any future capital requirements will depend on several factors, including:

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

Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. If additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish the rights to some of its technologies, product candidates or products that the Company would otherwise seek to develop and commercialize on its own. Furthermore, if sufficient capital is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product initiatives. The Company’s failure to raise capital or enter into related arrangements when needed would have a negative impact on its financial condition.

Principles of Consolidation and Foreign Currency Transactions

The condensed consolidated financial statements include the accounts of International Stem Cell Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company and its wholly owned subsidiaries is the U.S. dollar. Monetary assets and liabilities that are not denominated in the functional currency are remeasured each reporting period into U.S. dollars at foreign currency exchange rates in effect at the respective balance sheet date. Non-monetary assets and liabilities and equity are remeasured at the historical exchange rates. Revenue and expenses are translated at the average rate in effect on the date of the transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in general and administrative expense in the accompanying condensed consolidated statements of operations and were not material for the periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates include patent life (remaining legal life versus remaining useful life), inventory carrying values, and the fair value of stock option grants using the Black-Scholes option valuation model.  By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from these estimates.

Segments

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information for each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments: ISCO – therapeutic market; LCT – biomedical market, and; LSC – anti-aging market.

Inventory, net

Inventory is accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. Inventory balances are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventory has a long product life cycle, does not have a shelf life when frozen, and future demand is uncertain. At each reporting period, the Company estimates its reserve allowance for excess and obsolete inventory using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in inventory. If the Company is able to sell previously reserved inventory, the related reserves and inventory balances would be reduced in the period of sale. The value of the inventory that is not expected to be sold within twelve months of the current reporting period is classified as non-current inventory on the accompanying condensed consolidated balance sheets.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an immaterial amount pertaining to the allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated capitalized costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the useful life of the underlying patent, which is generally 15 years. All amortization expense related to intangible assets is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three months ended March 31, 2022 and 2021. Prior to January 1, 2022, the anti-aging market sold a line of skincare products through two sales channels: ecommerce and professional. The ecommerce channel sold directly to customers through online orders, while professional sales were primarily to spas, salons, and other skincare providers. As of January 1, 2022, the anti-aging market sells products solely through the ecommerce channel. As such, there was no revenue earned pertaining to professional channel skin care during the three months ended March 31, 2022.

The following table presents the Company's revenue disaggregated by segment, product, and geography (in thousands):

Biomedical market:

	Three Months Ended March 31, 2022
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$337	$109	$446	25%
Media	1,213	112	1,325	75%
Total	$1,550	$221	$1,771	100%

	Three Months Ended March 31, 2021
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$165	$158	$323	23%
Media	973	131	1,104	77%
Total	$1,138	$289	$1,427	100%

Anti-aging market:

	Three Months Ended March 31,
	2022		2021
	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$249	100%	$166	72%
Professional	—	—%	65	28%
Total	$249	100%	$231	100%

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

For LSC products, ecommerce sales are primarily paid through credit card charges. The anti-aging and biomedical products' standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s).

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of March 31, 2022 and December 31, 2021, accounts receivable, net, totaled $902 thousand and $844 thousand, respectively. During the three months ended March 31, 2022 and 2021, the Company did not incur material write-offs of its accounts receivable.

Practical Expedients

The Company has elected the practical expedient to not determine whether contacts with customers contain significant financing components. The Company pays commissions on certain sales for its biomedical and anti-aging product markets once the customer payment has been received, which are accrued at the time of the sale. The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within sales and marketing expenses. In addition, the Company has elected to exclude sales taxes consideration from the determined transaction price.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and an allocation of overhead.

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development with alternative future uses, offset by the research and development tax credit provided by the Australian Taxation Office for qualified expenditures. No tax credits were provided during the three months ended March 31, 2022 and 2021.

Stock-Based Compensation

The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award. Stock-based compensation is recognized as expense on a straight-line basis, net of forfeitures, which are recognized as incurred, over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option.

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

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities and related party note payable as of March 31, 2022 and December 31, 2021 approximate their fair values because of the short-term nature of those instruments. As of March 31, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the three months ended March 31, 2022 and 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding.

For the three months ended March 31, 2022 and 2021, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options outstanding	5,372,535	4,176,999
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,619,379	3,675,135
Total	11,449,057	10,309,277

Customer Concentrations

During the three months ended March 31, 2022 and 2021, one customer accounted for approximately 45% and 40%, respectively, of consolidated revenues. As of March 31, 2022 and December 31, 2021, the customer accounted for approximately 51% and 62%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU 2021-04”), which clarifies and reduces the diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by certain business entities by requiring the disclosure of (1) the types of government assistance received; (2) the accounting for such assistance, and (3) the effect of the assistance on the business entity’s financial statements. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-10 on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

2. Inventory

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$645	$592
Work in process	603	507
Finished goods	1,051	983
	2,299	2,082
Less: allowance for excess and obsolete inventory	(587)	(526)
Total current and non-current inventory, net	$1,712	$1,556

Inventory, net	$1,322	$1,184
Non-current inventory , net	390	372
Total current and non-current inventory, net	$1,712	$1,556

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Machinery and equipment	$1,603	$1,610
Computer equipment and software	243	243
Office equipment	104	104
Leasehold improvements	558	549
Construction in progress	—	1
	2,508	2,507
Less: accumulated depreciation and amortization	(2,160)	(2,123)
Property and equipment, net	$348	$384

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $37 thousand and $42 thousand, respectively.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Patents	$1,280	$1,277
Less: accumulated amortization	(422)	(403)
	858	874
Indefinite life logos and trademarks	75	75
Intangible assets, net	$933	$949

Amortization expense for the three months ended March 31, 2022 and 2021 was $19 thousand and $24 thousand, respectively.

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

In March 2021, the Company received a loan of $474 thousand from its lender under the PPP (“Second Draw Loan”). The Second Draw Loan has a five-year term and bears interest at a rate of 1% per annum. The Second Draw Loan was used to help fund payroll, healthcare benefits, rent, worker protection costs related to COVID-19, certain supplier costs and other qualifying expenses.

The First and Second Draw Loan, including the unpaid principal and accrued interest, were forgiven prior to December 31, 2021. There is no balance outstanding at March 31, 2022 and December 31, 2021.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of March 31, 2022 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$460	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,770	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2021 consisted of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$456	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,766	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying consolidated balance sheets.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared as of March 31, 2022 and December 31, 2021.

Liquidation

Liquidation preference among classes of preferred shares is first with Series D with priority followed by Series G, Series B and Series I-2 on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of shares plus (in the case of the Series B) an amount equal to 1% of the Series B original issue price for every two calendar months from February 1, 2008. Following the satisfaction of the liquidation preferences, all shares of common stock participate in any remaining distribution.

Conversion

The shares of convertible preferred stock are convertible into one share of common stock at any time, at the option of the holder. The conversion rates of the Series B, Series D, and Series I-2 are subject to anti-dilution adjustments whereby, subject to specified exceptions, if the Company issues equity securities or securities convertible into equity at a price below the applicable conversion price of the Series B, Series D, and Series I-2, the conversion price of each such series shall be adjusted downward to equal the price of the new securities. The conversion rate of the Series G is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price, subject to specified exceptions. The conversion price of the Series I-2 are also subject to certain resets as set forth in the Certificates of Designation, including a reverse stock split.

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted as of March 31, 2022:

	Initial	Current	Conversion	Common
	Conversion	Conversion	Ratio to	Stock
	Price	Price	Common Stock	equivalent
Series B	$75.00	$0.39	2.5641030	641,026
Series D	$37.50	$1.75	57,142.8571	2,457,143
Series G	$60.00	$9.70	0.103099	515,495
Series I-2	$1.75	$1.75	571.428571	2,462,858

Common Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
			Remaining
	Number of	Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2021	5,373,203	$1.42	—	$146
Expired	(668)	$73.50	—	$—
Outstanding at March 31, 2022	5,372,535	$1.41	7.06	$159
Vested and expected to vest at March 31, 2022	5,225,939	$1.44	7.00	$145
Exercisable at March 31, 2022	4,219,545	$1.69	6.48	$55

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. For the three months ended March 31, 2022 and 2021, no stock options were granted.

Total stock-based compensation expense recorded in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$2	$8
Research and development	6	23
Selling and marketing	3	17
General and administrative	80	186
Total	$91	$234

Unrecognized compensation expense related to stock options as of March 31, 2022 was $249 thousand, which is expected to be recognized over a weighted-average period of 2.03 years.

Common Stock Reserved for Future Issuance

As of March 31, 2022, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	5,372,535
Common stock available for issuance under the 2010 Plan	4,161,857
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,619,379
Total	15,610,914

7. Related Party Transactions

Related party lease arrangements

On October 26, 2021, the Company and S Real Estate Holdings, LLC, a related party, entered jointly into a lease agreement with Rehco Holdings, LLC (the “Lease”), for the purpose of establishing a new corporate headquarters, including corporate, R&D, and manufacturing operations. The lease commenced on November 1, 2021 and expires on December 31, 2026 with no options to extend or renew. The lease was personally guaranteed by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer.

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

Related party note payable

As of December 31, 2021, the Company had an unsecured, non-convertible promissory note, with a principal outstanding amount of $2.650 million (the “Note”) and accrued interest of approximately $300 thousand with Dr. Andrey Semechkin, the Company’s Chief Executive Office and Co-Chairman of the Board of Directors. The outstanding principal amount under the Note accrued interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the Note was due and payable on January 15, 2022 and could be pre-paid without penalty at any time.

On January 13, 2022, to obtain funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note in the principal amount of $2.9 million (the "Modified Note”) to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided an additional $250 thousand to the Company. The Modified Note, including outstanding amounts of principal and accrued interest, was due and payable on March 15, 2022, but may be pre-paid by the Company without penalty at any time.

On March 1, 2022, the Company and Dr. Andrey Semechkin restructured the Modified Note and agreed to extend the maturity date for an additional six-month period to September 15, 2022. No other terms of the Modified Note were modified. The amendments qualify as a troubled debt restructure which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

8. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•

San Diego, California – corporate headquarters, including corporate, R&D, and manufacturing operations, with a term date of December 2026, jointly leased with a related party (refer to Note 7 – Related Party Transactions, for further information) (“headquarter lease”). This lease contains no renewal or term extension options;

•	San Diego, California – supplemental office space adjacent to the Company’s corporate headquarters with a term date of December 2026. This lease contains no renewal or term extension options; and
•

Frederick, Maryland – mixed laboratory and administrative space with a term date of December 2025. The lease contains one renewal option for an additional three-year term through November 2028. The Company is reasonably certain it will not exercise this renewal option.

The headquarter lease commenced on November 1, 2021 and expires on December 31, 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. The lease is subject to additional variable charges, including insurance, maintenance costs, taxes and operating expenses. Base rent and additional variable charges are shared between the Company and S Real Estate Holdings LLC, a related party, pursuant to a co-tenant agreement between the parties (refer to Note 7 – Related Party Transactions, for further information). In addition, base rent for months two through five of the lease term were abated by 50%.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2022 and 2021, lease expense totaled $73 thousand and $118 thousand, respectively. As of March 31, 2022 and December 31, 2021, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2022 (remaining nine months)	$242
2023	338
2024	349
2025	360
2026	119
Total minimum lease payments	1,408
Less: imputed interest	(316)
Total future minimum lease payments	1,092
Less: operating lease liabilities, current	(196)
Operating lease liabilities, net of current portion	$896

Licensed patents

The Company has a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license agreement with Astellas Pharma may be terminated by the Company at any time with a 30-day notice. We do not anticipate any short-term liquidity effect from this obligation.

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three months ended March 31, 2022 and 2021 by market segment were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales, net:
Biomedical market	$1,771	$1,427
Anti-aging market	249	231
Total product sales, net	2,020	1,658
Operating expenses:
Therapeutic market	624	813
Biomedical market	999	1,083
Anti-aging market	372	329
Total operating expenses	1,995	2,225
Income (loss) from operations
Therapeutic market	(624)	(813)
Biomedical market	772	344
Anti-aging market	(123)	(98)
Total income (loss) from operations	$25	$(567)

10. Subsequent Events

On April 25, 2022, the Company granted Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, options to purchase 1,000,000 shares of common stock each with a grant date fair value of $0.445 per share. The total value of the awards is $890 thousand. The options have a term of 10 years and are subject to a 36-month vesting term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”). The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in the Risk Factors included in our Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We are a clinical stage biotechnology company devoted to discovering and developing innovative therapies using human parthenogenetic stem cells to treat severe diseases of the central nervous system, joints and liver. Our lead product candidate, ISC-hpNSC is designed to treat Parkinson’s Disease, traumatic brain injury and ischemic stroke. ISC-hpNSC-based therapy is in phase I clinical trials for Parkinson’s disease, while therapies for traumatic brain injury and ischemic stroke are in preclinical stages. We have additional product candidates in development for osteoarthritis and metabolic liver diseases. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

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

We have generated aggregate product sales revenues from our Biomedical and Anti-aging commercial businesses of $2.0 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. We currently have no revenue generated from our principal operations in the therapeutic market and we do not expect to generate any revenue in this market unless and until we successfully complete clinical product development and obtain regulatory approval for our product candidates.

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included reduced occupancy of portions of our manufacturing facilities, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities which caused minor delays in manufacturing. Our manufacturing facilities continue to operate as they are deemed essential suppliers in accordance with laws applicable to California and Maryland. We have taken precautionary measures to better ensure the health and safety of our workers, including staggering employees’ shifts and isolating at-risk employees.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are Parkinson’s disease (“PD”) traumatic brain injury (“TBI”) and stroke. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI and stroke.

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

We announced successful completion of the dose escalating phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response, with an apparent peak effectiveness at our middle dose. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreases an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF-Time in the second cohort dropped by 55% from the initial reading. The same was true for % ON-Time without dyskinesia, which is the time during the day when levodopa medication is performing optimally without dyskinesia. The % ON-Time increased an average of 42% above the initial evaluation at 12 months post-transplantation in the second cohort.

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

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly-owned subsidiary LSC develops, manufactures and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. LSC’s products include:

•	ProPlus Advanced Defense Complex
•	ProPlus Advanced Recovery Complex
•	ProPlus Eye Firming Complex
•	ProPlus Neck Firming Complex
•	ProPlus Advanced Aquoues Treatment
•	ProPlus Collagen Booster (Advanced Molecular Serum)
•	ProPlus Elastin Booster
•	ProPlus Brightening Toner

LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, Amazon, and ecommerce partners.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar in thousands)
Product sales, net	$2,020	$1,658	$362	22%
Cost of sales	725	615	110	18%
As a % of revenues	36%	37%
Research and development	137	215	(78)	-36%
Selling and marketing	301	347	(46)	-13%
General and administrative	832	1,048	(216)	-21%
Other expense - related party	(34)	(32)	(2)	6%
Net loss	$(9)	$(599)	$590	-98%
As a % of revenues	0%	-36%

Product Sales, net

Product sales revenue for the three months ended March 31, 2022 was $2.0 million, compared to $1.7 million for the three months ended March 31, 2021. The increase of $362 thousand, or 22%, was primarily attributable to an increase of $343 thousand in product sales in our biomedical segment for the three months ended March 31, 2022 as compared to 2021. This increase in sales is primarily due to the restrictions of COVID easing and therefore allowing for a general return to the types of research that these products are used in.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 was $725 thousand, compared to $615 thousand for the three months ended March 31, 2021. The increase of $110 thousand, or 18%, was primarily attributable to a $163 thousand increase in costs as a result of an increase in product sales, a $47 thousand increase for inventory purchases, offset by an approximately $100 thousand decrease in unfavorable manufacturing variances and absorption due to increased customer demand for the three months ended March 31, 2022 as compared to 2021. Profit margins have deteriorated slightly for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This is largely as a result of rising raw materials and labor related costs as well as scarcity of certain materials, principally plastics. In response to this we increased our supply of raw materials on hand and have, where possible, sourced materials from alternative vendors.

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

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 was $137 thousand, compared to $215 thousand for the three months ended March 31, 2021. The decrease of $78 thousand, or 36%, was primarily attributable to a $34 thousand decrease in personnel-related costs and stock-based compensation as a result of a decrease in headcount with the remaining decrease pertaining to decreases in material and supplies as well as facilities related expenses.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2022 was $301 thousand, compared to $347 thousand for the three months ended March 31, 2021. The decrease of $46 thousand, or 13%, was primarily attributable to a $44 thousand decrease in personnel-related costs, including temporary services, sales commissions and stock-based compensation primarily as a result of headcount reductions.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 was $832 thousand, compared to $1.0 million for the three months ended March 31, 2021. The decrease of $216 thousand, or 21%, was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $177 thousand, a $30 thousand decrease in building related expenses, with the remaining decrease primarily due to a decrease in public relations and insurance expense.

Liquidity and Capital Resources

The Company enters into contracts in the normal course of business with various third-party consultants and contract research organizations ("CRO") for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Actual expenses associated with these arrangements may be higher or lower due to various reasons, including but not limited to, progress of our development products, enrollment in clinical trials, and product and personnel delays due to COVID. Other short-term and long terms commitments that would affect liquidity include lease obligations as well as related party debt repayments.

As of March 31, 2022, we had an accumulated deficit of approximately $110.0 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $9 thousand and $599 thousand for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had cash of approximately $398 thousand, compared to $171 thousand as of December 31, 2021. Our primary use of cash is to continue to fund our research and development programs while maintaining and growing our revenue generating businesses.

Licensed patents

The Company has a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license agreement with Astellas Pharma may be terminated by the Company at any time with a 30-day notice. We do not anticipate any short-term liquidity effect from this obligation.

Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(23)	$(394)
Net cash used in investing activities	—	(2)
Net cash provided by financing activities	250	824
Net increase in cash	$227	$428

Operating Cash Flows

For the three months ended March 31, 2022, net cash used in operating activities was $23 thousand, resulting primarily from our net loss of $9 thousand and net changes in operating assets and liabilities of $226 thousand, consisting primarily of increases in accounts receivable of $58 thousand, inventory, net of $156 thousand, prepaid expenses and other current assets of $203 thousand and a decrease in the operating lease liability of $37 thousand. These are offset partially by increases in accounts payable, accrued liabilities and deposits of $228 thousand. These net decreases were partially offset by net non-cash adjustments of $212 thousand consisting primarily of stock-based compensations expense of $91 thousand, operating lease expense of $33 thousand and depreciation and amortization of $56 thousand.

For the three months ended March 31, 2021, net cash used in operating activities was $394 thousand, resulting primarily from our net loss of $599 thousand and net changes in operating assets and liabilities of $191 thousand, partially offset by non-cash adjustments of stock-based compensation expense of $234 thousand, operating lease expense of $69 thousand, and depreciation and amortization of $66 thousand.

Investing Cash Flows

Net cash used in investing activities for the three months ended March 31, 2022 was $0, compared to $2 thousand for the three months ended March 31, 2021. The decrease was attributable to a decrease in payments for patent licenses year-over-year.

Financing Cash Flows

Net cash provided by financing activities for the three months ended March 31, 2022 was $250 thousand, compared to $824 thousand for the three months ended March 31, 2021. The decrease was attributable to proceeds from a note payable from a related party of $250 thousand in the current year, compared to proceeds of $474 thousand from our Second Draw Loan under the Paycheck Protection Program and proceeds from a note payable from a related party of $350 thousand in the prior year.

Funding Requirements

Management continues to evaluate various financing sources and options to raise working capital to help fund our current research and development programs and operations. We will need to obtain significant additional capital from equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements to sustain our operations and develop products. Unless we obtain additional financing, we do not have sufficient cash on hand to sustain our operations at least through one year after the issuance date. The timing and degree of any future capital requirements will depend on many factors, including:

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2022 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022.

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

10.1	Form of Note issued on January 13, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 14, 2022)
10.2	Form of Note issued on March 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 3, 2022)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit	Description
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 13, 2022
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	EVP and Chief Scientific Officer (Principal Financial Officer)