Form 10-Q
period 2022-06-30
International Stem Cell CORP
filed 2022-08-12
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 31, 2022 and 2021 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$586	$171
Accounts receivable, net	663	844
Inventory, net	1,361	1,184
Prepaid expenses and other current assets	384	135
Total current assets	2,994	2,334
Non-current inventory, net	359	372
Property and equipment, net	313	384
Intangible assets, net	917	949
Operating lease right-of-use assets	800	868
Deposits and other assets	33	39
Total assets	$5,416	$4,946
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$477	$508
Accrued liabilities	501	404
Operating lease liabilities, current	208	179
Advances	250	250
Related party note payable	3,258	2,943
Total current liabilities	4,694	4,284
Operating lease liabilities, net of current portion	840	950
Total liabilities	5,534	5,234
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at June 30, 2022 and December 31, 2021	4,300	4,300
Stockholders' deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 shares authorized; 5,254,310 shares issued and outstanding; liquidation preference of $9,774 and $9,766 at June 30, 2022 and December 31, 2021, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at June 30, 2022 and December 31, 2021	8	8
Additional paid-in capital	105,594	105,413
Accumulated deficit	(110,025)	(110,014)
Total stockholders' deficit	(4,418)	(4,588)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,416	$4,946

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net	$2,027	$1,833	$4,047	$3,491
Operating expenses:
Cost of sales	718	770	1,443	1,385
Research and development	83	113	220	328
Selling and marketing	323	349	624	696
General and administrative	872	1,007	1,704	2,055
Total operating expenses	1,996	2,239	3,991	4,464
Income (loss) from operations	31	(406)	56	(973)
Other income (expense):
Gain on forgiveness of debt	-	661	-	661
Interest expense - related party	(33)	(39)	(67)	(71)
Total other income (expense), net	(33)	622	(67)	590
Net income (loss)	$(2)	$216	$(11)	$(383)
Net income (loss) per common share, basic and diluted	$(0.00)	$0.03	$(0.00)	$(0.05)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004	7,767	8,004	7,654

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Six Months Ended June 30, 2022
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)
Stock-based compensation	—	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2022	—	4,300	5,254	5	8,004	8	105,504	(110,023)	(4,506)
Stock-based compensation	—	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2022	—	$4,300	5,254	$5	8,004	$8	$105,594	$(110,025)	$(4,418)

	Three and Six Months Ended June 30, 2021
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)
Stock-based compensation	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	—	(599)	(599)
Balance at March 31, 2021	—	4,300	5,255	5	7,539	8	105,003	(109,714)	(4,698)
Conversion of Series I-1 preferred stock	—	—	(1)	—	465	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	172	—	172
Net income	—	—	—	—	—	—	—	216	216
Balance at June 30, 2021	—	$4,300	5,254	$5	8,004	$8	$105,175	$(109,498)	$(4,310)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(11)	$(383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111	130
Non-cash operating lease expense	68	141
Stock-based compensation	181	406
Gain on forgiveness of debt	—	(661)
Interest expense on related party note payable	67	57
Changes in operating assets and liabilities:
Accounts receivable, net	181	(144)
Inventory, net	(164)	(148)
Prepaid expenses and other current assets	(249)	(242)
Deposits and other assets	5	13
Accounts payable	(36)	109
Accrued liabilities	97	133
Operating lease liabilities	(81)	(168)
Net cash provided by (used in) operating activities	169	(757)
Cash flows from investing activities
Purchase of property and equipment	(1)	—
Payments for patent licenses	(3)	(6)
Net cash used in investing activities	(4)	(6)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loans	—	474
Proceeds from related party note payable	250	350
Net cash provided by financing activities	250	824
Net increase in cash	415	61
Cash at beginning of period	171	689
Cash at end of period	$586	$750
Supplemental disclosure of non-cash investing and financing activities:
Gain on forgiveness of debt	$-	$661
Patent license costs included in accounts payable	$5	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is headquartered in San Diego, California. The Company is primarily a research and development company for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. The Company has the following wholly-owned subsidiaries:

•

Lifeline Cell Technology, LLC (“LCT”) – for the biomedical market, develops, manufactures and commercializes primary human cell research products, including over 200 human cell culture products such as frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells;

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s operations globally. The Company’s condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. Impacts to the Company’s business have included temporary or reduced occupancy of portions of its manufacturing facilities, and disruptions or restrictions on employee's ability to travel to such manufacturing facilities, which have caused minor delays in manufacturing. As of the date of this report, the Company expects the COVID-19 pandemic will continue to impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic will impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic as well as the economic recovery and federal, state, and local government actions taken in response. The Company will continue to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers, and industry.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.0 million as of June 30, 2022 and has incurred net losses and negative operating cash flows annually, since inception. The Company has had no revenue from research and development of its therapeutic product candidates. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Principles of Consolidation and Foreign Currency Transactions

The condensed consolidated financial statements include the accounts of International Stem Cell Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company and its wholly owned subsidiaries is the U.S. dollar. Monetary assets and liabilities that are not denominated in the functional currency are remeasured each reporting period into U.S. dollars at foreign currency exchange rates in effect at the respective balance sheet date. Non-monetary assets and liabilities and equity are remeasured at the historical exchange rates. Revenue and expenses are remeasured at the average rate in effect on the date of the transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in general and administrative expense in the accompanying condensed consolidated statements of operations and were not material for the periods presented.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an immaterial amount pertaining to the allowance for doubtful accounts as of June 30, 2022 and December 31, 2021.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three and six months ended June 30, 2022 and 2021.

Prior to January 1, 2022, the anti-aging market sold skincare products through two sales channels: ecommerce and professional. The ecommerce channel sold directly to customers through online orders, while professional sales were primarily to spas, salons, and other skincare providers. As of January 1, 2022, the anti-aging market sells products solely through the ecommerce channel. As such, there was no revenue earned pertaining to the professional channel for skin care during the three and six months ended June 30, 2022.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands):

Biomedical market:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$306	$175	$481	27%	$643	$284	$927	26%
Media	1,164	150	1,314	73%	2,377	262	2,639	74%
Total	$1,470	$325	$1,795	100%	$3,020	$546	$3,566	100%

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$186	$171	$357	24%	$351	$329	$680	23%
Media	939	197	1,136	76%	1,912	328	2,240	77%
Total	$1,125	$368	$1,493	100%	$2,263	$657	$2,920	100%

Anti-aging market:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$232	100%	$245	72%	$481	100%	$411	72%
Professional	—	—%	95	28%	—	—%	160	28%
Total	$232	100%	$340	100%	$481	100%	$571	100%

Contract terms for the unit price, quantity, shipping and payment are governed by sales agreements, invoices or online order forms, which the Company considers to be a customer's contract. The unit price is considered the observable stand-alone selling price for the performance obligation(s) within the arrangements. Any promotional or volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of June 30, 2022 and December 31, 2021, accounts receivable, net, totaled $663 thousand and $844 thousand, respectively. During the six months ended June 30, 2022 and 2021, the Company did not incur material write-offs of its accounts receivable.

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

Australian Research and Development Tax Credit

The Company’s wholly-owned subsidiary, Cyto Therapeutics, conducts various research and development activities on the Company’s product candidates in Australia. Under Australian tax law, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. The Australian R&D tax incentive program is a self-assessment process and, as such, the Australian Government has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur and, as a result of the review and failure of a related appeal, the qualified program and related expenditures were disqualified, the respective research and development refunds could be recalled with penalties and interest.

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. The Company recognized a research and development tax credit receivable of $80 thousand and $0 thousand as of June 30, 2022 and December 31, 2021, respectively, within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company further recognized a reduction of $80 thousand and $113 thousand in research and development costs for the three and six months periods ended June 30, 2022 and 2021, respectively.

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

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities and related party note payable as of June 30, 2022 and December 31, 2021 approximate their fair values because of the short-term nature of those instruments. As of June 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the three and six months ended June 30, 2022 and 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding.

For the three and six months ended June 30, 2022 and 2021, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options outstanding	6,863,092	4,545,211	6,863,092	4,386,367
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,619,379	3,452,533	3,619,379	3,563,219
Total	12,939,614	10,454,887	12,939,614	10,406,729

Customer Concentrations

For the six months ended June 30, 2022 and 2021, one customer accounted for approximately 46% and 35% of consolidated revenues, respectively. As of June 30, 2022 and December 31, 2021, the customer accounted for approximately 50% and 62%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU 2021-04”), which clarifies and reduces the diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2021-04 on January 1, 2023. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

2. Inventory

The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$631	$592
Work in process	614	507
Finished goods	1,071	983
	2,316	2,082
Less: allowance for excess and obsolete inventory	(596)	(526)
Total current and non-current inventory, net	$1,720	$1,556

Inventory, net	$1,361	$1,184
Non-current inventory, net	359	372
Total current and non-current inventory, net	$1,720	$1,556

3. Prepaid and Other Current Assets

The components of prepaid and other current assets are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid assets	$241	$118
Australian research and development tax credit	80	—
Other current assets	63	17
Total prepaid and other current assets	$384	$135

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Machinery and equipment	$1,603	$1,610
Computer equipment and software	243	243
Office equipment	104	104
Leasehold improvements	558	549
Construction in progress	—	1
	2,508	2,507
Less: accumulated depreciation and amortization	(2,195)	(2,123)
Property and equipment, net	$313	$384

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $35 thousand and $41 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $72 thousand and $83 thousand.

5. Intangible Assets

Intangible Assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Patents	$1,284	$1,277
Less: accumulated amortization	(442)	(403)
	842	874
Indefinite life logos and trademarks	75	75
Intangible assets, net	$917	$949

Amortization expense for the three months ended June 30, 2022 and 2021 was $20 thousand and $23 thousand, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $39 thousand and $47 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of June 30, 2022 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$464	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,774	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2021 consisted of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$456	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,766	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying consolidated balance sheets.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared during the six months ended June 30, 2022.

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

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted as of June 30, 2022:

	Initial	Current	Conversion	Common
	Conversion	Conversion	Ratio to	Stock
	Price	Price	Common Stock	equivalent
Series B	$75.00	$0.39	2.5641030	641,026
Series D	$37.50	$1.75	57,142.8571	2,457,143
Series G	$60.00	$9.70	0.103099	515,495
Series I-2	$1.75	$1.75	571.428571	2,462,858

Common Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

In April 2010, the Company adopted the 2010 Equity Participation Plan, as amended (the “2010 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 9,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options and the 2010 Plan is set to terminate in March 2030. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years. The following tables summarize the Company’s stock option activity for the six months ended June 30, 2022:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Number of	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2021	5,373,203	$1.42
Granted	2,338,528	$0.45
Forfeited or expired	(848,639)	$1.97
Outstanding at June 30, 2022	6,863,092	$1.02	7.87	$30
Vested and expected to vest at June 30, 2022	6,397,395	$1.06	7.74	$28
Exercisable at June 30, 2022	3,801,232	$1.49	6.46	$16

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.86%	0.89%
Expected stock price volatility	90.29%	83.85%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.71	5.67

Total stock-based compensation expense recorded in the condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$1	$7	$3	$15
Research and development	10	8	16	31
Selling and marketing	1	5	4	22
General and administrative	78	152	158	338
Total	$90	$172	$181	$406

Unrecognized compensation expense related to stock options as of June 30, 2022 was $774 thousand, which is expected to be recognized over a weighted-average period of 2.40 years.

Common Stock Reserved for Future Issuance

As of June 30, 2022, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	6,863,092
Common stock available for issuance under the 2010 Plan	2,669,966
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,619,379
Total	15,609,580

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

Related party note payable

As of December 31, 2021, the Company had an unsecured, non-convertible promissory note, with a principal outstanding amount of $2.7 million (the “Note”) and accrued interest of approximately $300 thousand with Dr. Andrey Semechkin, the Company’s Chief Executive Office and Co-Chairman of the Board of Directors. The outstanding principal amount under the Note accrued interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the Note was due and payable on January 15, 2022 and could be pre-paid without penalty at any time.

On January 13, 2022, to obtain funding for working capital purposes, the Company issued an unsecured, non-convertible promissory note in the principal amount of $2.9 million (the "Modified Note”) to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided an additional $250 thousand to the Company. The Modified Note, including outstanding amounts of principal and accrued interest, was due and payable on March 15, 2022.

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

8. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•

San Diego, California – corporate headquarters, including corporate, R&D, and manufacturing operations, with a termination date of December 2026, jointly leased with a related party (refer to Note 7 – Related Party Transactions, for further information) (“headquarter lease”). This lease contains no renewal or term extension options;

•

San Diego, California – supplemental office space adjacent to the Company’s corporate headquarters with a termination date of December 2026. This lease contains no renewal or term extension options; and

•

Frederick, Maryland – mixed laboratory and administrative space with a term date of December 2025. The lease contains one renewal option for an additional three-year term through November 2028. The Company is reasonably certain it will not exercise this renewal option.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended June 30, 2022 and 2021, lease expense totaled $72 thousand and $118 thousand, respectively. For the six months ended June 30, 2022 and 2021 lease expense totaled $145 thousand and $236 thousand, respectively. As of June 30, 2022 and December 31, 2021, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2022 (remaining six months)	$163
2023	338
2024	349
2025	360
2026	119
Total minimum lease payments	1,329
Less: imputed interest	(281)
Total future minimum lease payments	1,048
Less: operating lease liabilities, current	(208)
Operating lease liabilities, net of current portion	$840

Licensed patents

The Company has a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license agreement with Astellas Pharma may be terminated by the Company at any time with a 30-day notice or terminates automatically upon the expiration of the patents. The patents, along with the license agreement, expire at the end of July 2022. These patents were fully impaired in prior years and therefore the expiration will not result in any financial statement adjustment. The Company does not anticipate any short-term liquidity effects from this obligation.

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating income (loss). Revenues, expenses and operating income (loss) for the three and six months ended June 30, 2022 and 2021 by reporting segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net:
Biomedical market	$1,795	$1,493	$3,566	$2,920
Anti-aging market	232	340	481	571
Total product sales, net	2,027	1,833	4,047	3,491
Operating expenses:
Therapeutic market	609	745	1,233	1,558
Biomedical market	1,035	1,078	2,034	2,161
Anti-aging market	352	416	724	745
Total operating expenses	1,996	2,239	3,991	4,464
Income (loss) from operations
Therapeutic market	(609)	(745)	(1,233)	(1,558)
Biomedical market	760	415	1,532	759
Anti-aging market	(120)	(76)	(243)	(174)
Total income (loss) from operations	$31	$(406)	$56	$(973)

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

We have generated aggregate product sales revenues from our Biomedical and Anti-aging commercial businesses of $2.0 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively. We have generated aggregate product sales revenues from our Biomedical and Anti-aging commercial businesses of $4.0 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. We currently have no revenue generated from our principal operations in the therapeutic market and we do not expect to generate any revenue in this market unless and until we successfully complete clinical product development and obtain regulatory approval for our product candidates.

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included reduced occupancy of portions of our manufacturing facilities, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities, which have caused minor delays in manufacturing. Our manufacturing facilities continue to operate as they are deemed essential suppliers in accordance with laws applicable to California and Maryland. We have taken precautionary measures to better ensure the health and safety of our workers, including staggering employees’ shifts and isolating at-risk employees.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are Parkinson’s disease (“PD”), traumatic brain injury (“TBI”) and stroke. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI and stroke.

PD: Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013, we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells, which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014, we completed the majority of the preclinical research, establishing the safety profile of NSC in various animal species, including non-human primates. In June 2016, we published the results of a 12-month pre-clinical non-human primate study, which demonstrated the safety, efficacy and mechanism of action of the ISC- hpNSC®. In 2017, we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells.

We announced a successful completion of the dose escalating phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response, with an apparent peak effectiveness at our middle dose. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF-Time in the second cohort dropped by 55% from the initial reading. The same was true for % ON-Time without dyskinesia, which is the time during the day when levodopa medication is performing optimally without dyskinesia. The % ON-Time increased an average of 42% above the initial evaluation at 12 months post-transplantation in the second cohort.

Stroke: In August 2014, we announced the launch of a stroke program, evaluating the use of ISC-hpNSC® transplantation for the treatment of ischemic stroke using a rodent model of the disease. The Company has a considerable amount of safety data on ISC-hpNSC® from the Parkinson’s disease program and, as there is evidence that transplantation of ISC-hpNSC® may improve patient outcomes as an adjunctive therapeutic strategy in stroke, having a second program that can use this safety dataset is therefore a logical extension. In 2015, the Company together with Tulane University demonstrated that NSC can significantly reduce neurological dysfunction after a stroke in animal models.

TBI: In October 2016, we announced the results of the pre-clinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the pre-clinical study in Theranostics, a prestigious peer-reviewed medical journal. The publication titled, "Human parthenogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model,” demonstrated that the clinical-grade neural stem cells used in our Parkinson’s disease clinical trial, ISC-hpNSC®, significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly-owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. LSC’s products include:

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

Biomedical Market – Primary Human Cell Research Products

Our wholly-owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and reagents (called “media”), which are needed to grow, maintain and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar in thousands)
Product sales, net	$2,027	$1,833	$194	11%
Cost of sales	718	770	(52)	-7%
As a % of revenues	35%	42%
Research and development	83	113	(30)	-27%
Selling and marketing	323	349	(26)	-7%
General and administrative	872	1,007	(135)	-13%
Other income (expense), net	(33)	622	(655)	-105%
Net income (loss)	$(2)	$216	$(218)	-101%
As a % of revenues	0%	12%

Product sales, net

Product sales revenue for the three months ended June 30, 2022 was $2.0 million, compared to $1.8 million for the three months ended June 30, 2021. The increase of $194 thousand, or 11%, was primarily attributable to an increase of approximately $302 thousand in our OEM Cells and OEM Media product sales net of discounts offset in party by decreases in non-OEM sales in our Biomedical market segment. This increase in sales is primarily due to the restrictions of COVID easing, which allow for a general return to the types of research that these products are used in. These increases were offset by decreases in sales of our skin care products of approximately $108 thousand as a result of decreased sales related to the professional line of anti-aging products being discontinued, resulting in only one line and less demand.

Cost of sales

Cost of sales for the three months ended June 30, 2022 was $718 thousand, compared to $770 thousand for the three months ended June 30, 2021. The decrease of $52 thousand, or 7%, was primarily attributable to a $98 thousand increase in costs as a result of an increase in product sales (including shipping) and a $22 thousand increase for inventory transactions, offset by an approximately $173 thousand decrease in unfavorable manufacturing variances and increased absorption from that of the comparative period due to increased customer demand. Profit margins have increased approximately 7% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This is largely a result of cost savings measures taken previously to address rising raw materials and labor-related costs as well as increased sales volume.

   Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and an allocation of overhead. We aim to continue to refine our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and development expenses

Research and development expenses for the three months ended June 30, 2022 was $83 thousand, compared to $113 thousand for the three months ended June 30, 2021. The decrease of $30 thousand, or 27%, was primarily attributable to a $45 thousand net decrease as a result of a decreased use of consultants, offset by increased personnel and stock-based compensation costs. There were also net decreases of approximately $44 thousand related to supplies, facilities and licensing. These decreases were offset by a decrease in the Australian R&D tax credit of $33 thousand as well as a $26 thousand increase in general lab expenses.

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

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2022 was $323 thousand, compared to $349 thousand for the three months ended June 30, 2021. The decrease of $26 thousand, or 7%, was primarily attributable to approximately a $17 thousand decrease in facilities, advertising and shipping costs, with the remainder of the decrease pertaining to personnel-related costs resulting from headcount and facilities changes and adjustments as a result of COVID.

Our sales and marketing expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation for our Biomedical and Anti-aging cosmetic businesses. Other significant costs include facility costs not otherwise included in or allocated to other departments as well as marketing material costs, permits and licenses for ecommerce and other advertising type expenses.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 was $872 thousand, compared to $1.0 million for the three months ended June 30, 2021. The decrease of $135 thousand, or 13%, was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $131 thousand, a $36 thousand decrease in building related expenses, with the remaining $42 thousand decrease primarily due to a decrease in legal and accounting related fees. These decreases were offset by a $74 thousand increase in public filing and consultant fees that occurred in the three months ended June 30, 2022.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Other income (expense), net

Other expenses, net for the three months ended June 30, 2022 was $33 thousand, compared to $622 thousand in other income, net, for the three months ended June 30, 2022. The decrease was primarily attributable to the forgiveness of the PPP loan in the prior period.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar in thousands)
Product sales, net	$4,047	$3,491	$556	16%
Cost of sales	1,443	1,385	58	4%
As a % of revenues	36%	40%
Research and development	220	328	(108)	-33%
Selling and marketing	624	696	(72)	-10%
General and administrative	1,704	2,055	(351)	-17%
Other income (expense), net	(67)	590	(657)	-111%
Net income (loss)	$(11)	$(383)	$372	-97%
As a % of revenues	0%	-11%

Product sales, net

Product sales revenue for the six months ended June 30, 2022 and 2021 was $4.0 million and $3.5 million, respectively. The increase of $556 thousand, or 16%, was primarily attributable to an increase in our OEM and non-OEM Media product sales in our biomedical market segment of $447 thousand, coupled with a net increase in OEM and non-OEM Cell product sales of $214 thousand, partially offset by approximately $89 thousand decrease in sales related to the professional line of anti-aging products being discontinued (resulting in only one product line and less demand) coupled with a $16 thousand decrease in custom product sales and discounts for the six months ended June 30, 2022 as compared to 2021.

Our media product sales have recovered, in part as a result of increased demand from our largest original equipment manufacturer customers. For the year ending 2022, we estimate domestic biomedical product sales will exceed or be comparable to the year ended 2021. International product sales in our biomedical market are down from 2021.

Our anti-aging market segment includes skin care products that are distributed through various ecommerce channels (and were also previously distributed through a professional channel). Our anti-aging product sales have experienced a significant decline in customer demand for the six months ended June 30, 2022, as compared to 2021, as a result of COVID-19’s impact on the operations of retail and professional medical offices, which began to be adversely impacted largely in the second quarter of 2021.

Cost of sales

Cost of sales for the six months ended June 30, 2022 and 2021 was $1.4 million and $1.4 million, respectively. The increase of $58 thousand, or 4%, was primarily attributable to a $259 thousand increase in costs as a result of an increase in product sales (including shipping) and $69 thousand increase for inventory purchases. These increases were partially offset by a $273 thousand decrease in unfavorable manufacturing variances and absorption due to increased customer demand. Profit margins increased slightly for the six months ended June 30, 2022 as compared to 2021. We may modify or expand certain product promotions and discounts through the end of 2022 as we continue to assess the ongoing impact of COVID-19 on our business, which may have an adverse impact on our profit margins.

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and an allocation of overhead. We aim to continue to refine our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

Research and development expenses

Research and development expenses for the six months ended June 30, 2022 and 2021 was $220 thousand and $328 thousand. The decrease of $108 thousand, or 33%, was primarily attributable to a $70 thousand decrease in allocated building-related expenses, a $84 thousand decrease in consulting and personnel-related costs as a result of headcount reductions following the conclusion of the active phase of our Phase 1 clinical study, and a $21 thousand decrease in materials, supplies and testing related expenses (including Astella licensing fees). These decreases were partially offset by a $42 thousand decrease in our Australian research and development tax credit related to qualifiable expenditures from our research and development activities of our Australian subsidiary, Cyto Therapeutics while the remaining offset pertained to a decrease in general lab expenses.

Our research and development efforts are primarily focused on the development of treatments for Parkinson’s disease, traumatic brain injury and stroke. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. Research and development expenses are expensed as incurred, including allocations for facilities and depreciation, and are accounted for on a project-by-project basis. However, much of our research has potential applicability to each of our projects.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2022 was $624 thousand, compared to $696 thousand for the six months ended June 30, 2021. The decrease of $72 thousand, or 10%, was predominately attributable to decreases in personnel-related costs, including temporary services, sales commissions and stock-based compensation primarily as a result of headcount reductions.

Our sales and marketing expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation for our Biomedical and Anti-aging cosmetic businesses. Other significant costs include facility costs not otherwise included in or allocated to other departments as well as marketing material costs, permits and licenses for ecommerce and other advertising type expenses.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 and 2021 was $1.7 million and $2.1 million, respectively. The decrease of $351 thousand, or 17%, was primarily attributable to a decrease in personnel-related costs and stock-based compensation of $321 thousand, a $48 thousand decrease in legal and audit related costs, a $73 thousand decrease due predominantly to building related costs, partially offset by a $91 thousand increase in filling and consulting costs.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Other income (expense), net

Other expense, net, for the six months ended June 30, 2022 was $67 thousand, compared to $590 thousand in income, net for the six months ended June 30, 2021. The decrease was primarily attributable to a gain, recognized in 2021, on the forgiveness of debt related to our First Draw Loan under the PPP in the comparative period.

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

As of June 30, 2022, we had an accumulated deficit of approximately $110.0 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $11 thousand and $383 thousand for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had cash of approximately $586 thousand, compared to $171 thousand as of December 31, 2021. Our primary use of cash is to continue to fund our research and development programs while maintaining and growing our revenue generating businesses.

Licensed patents

The Company has a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The license agreement with Astellas Pharma may be terminated by the Company at any time with a 30-day notice or terminates automatically upon the expiration of the patents. The patents, along with the license agreement, expired at the end of July 2022. These patents were fully impaired in prior years and therefore the expiration will not result in any financial statement adjustment. The Company does not anticipate any short-term liquidity effects from this obligation as they will no longer be liable for the annual licensing fee.

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$169	$(757)
Net cash used in investing activities	(4)	(6)
Net cash provided by financing activities	250	824
Net increase in cash	$415	$61

Operating Cash Flows

For the six months ended June 30, 2022, net cash provided by operating activities was $169 thousand, resulting primarily from our net loss of $11 thousand and net changes in operating assets and liabilities of $247 thousand, consisting primarily of an increase in accrued liabilities of $97 thousand and decreases in accounts receivable of $181 thousand and deposits of $5 thousand. These are offset by increases in inventory, net of $164 thousand as well as prepaid expenses and other current assets of $249 thousand, and decreases in operating lease liability of $81 thousand and accounts payable of $36 thousand. The net changes in operating assets and liabilities were partially offset by net non-cash adjustments of $427 thousand, consisting primarily of stock-based compensations expense of $181 thousand, operating lease expense of $68 thousand and depreciation and amortization of $111 thousand.

For the six months ended June 30, 2021, net cash used in operating activities was $757 thousand, resulting primarily from our net loss of $383 thousand and net changes in operating assets and liabilities of $447 thousand, partially offset by non-cash adjustments of $73 thousand.

Investing Cash Flows

Net cash used in investing activities for the six months ended June 30, 2022 was $4 thousand, compared to $6 thousand for the six months ended June 30, 2021. The decrease was attributable to a decrease in payments for patent licenses year-over-year.

Financing Cash Flows

Net cash provided by financing activities for the six months ended June 30, 2022 was $250 thousand, compared to $824 thousand for the six months ended June 30, 2021. The decrease was attributable to proceeds from a note payable from a related party of $250 thousand in the current year, compared to proceeds from a note payable from a related party of $350 thousand and proceeds of $474 thousand from our Second Draw Loan under the Paycheck Protection Program in the prior year.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2022 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at June 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Dated: August 12, 2022
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	EVP and Chief Scientific Officer (Principal Financial Officer)