Form 10-Q
period 2022-09-30
International Stem Cell CORP
filed 2022-11-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$666	$171
Accounts receivable, net	427	844
Inventory, net	1,415	1,184
Prepaid expenses and other current assets	192	135
Total current assets	2,700	2,334
Non-current inventory, net	369	372
Property and equipment, net	279	384
Intangible assets, net	896	949
Operating lease right-of-use assets	764	868
Deposits and other assets	34	39
Total assets	$5,042	$4,946
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$378	$508
Accrued liabilities	475	404
Operating lease liabilities, current	219	179
Advances	250	250
Related party note payable	3,291	2,943
Total current liabilities	4,613	4,284
Operating lease liabilities, net of current portion	781	950
Total liabilities	5,394	5,234
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at September 30, 2022 and December 31, 2021	4,300	4,300
Stockholders' deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 shares authorized; 5,254,310 shares issued and outstanding; liquidation preference of $9,778 and $9,766 at September 30, 2022 and December 31, 2021, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at September 30, 2022 and December 31, 2021	8	8
Additional paid-in capital	105,703	105,413
Accumulated deficit	(110,368)	(110,014)
Total stockholders' deficit	(4,652)	(4,588)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,042	$4,946

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales, net	$1,703	$1,842	$5,750	$5,333
Operating expenses:
Cost of sales	690	814	2,133	2,200
Research and development	147	165	367	492
Selling and marketing	358	352	982	1,049
General and administrative	808	1,134	2,512	3,190
Total operating expenses	2,003	2,465	5,994	6,931
Loss from operations	(300)	(623)	(244)	(1,598)
Other income (expense):
Gain on forgiveness of debt	-	476	-	1,137
Interest expense (includes related party amounts of $33, $30, $98, and $87, respectively)	(35)	(31)	(102)	(97)
Other income (expense), net	(8)	13	(8)	10
Total other income (expense), net	(43)	458	(110)	1,050
Net loss	$(343)	$(165)	$(354)	$(548)
Net loss per common share, basic and diluted	$(0.04)	$(0.02)	$(0.04)	$(0.07)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004	8,004	8,004	7,772

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)
Stock-based compensation	—	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2022	—	4,300	5,254	5	8,004	8	105,504	(110,023)	(4,506)
Stock-based compensation	—	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2022	—	4,300	5,254	5	8,004	8	105,594	(110,025)	(4,418)
Stock-based compensation	—	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	—	(343)	(343)
Balance at September 30, 2022	—	$4,300	5,254	$5	8,004	$8	$105,703	$(110,368)	$(4,652)

	Three and Nine Months Ended September 30, 2021
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)
Stock-based compensation	—	—	-	—	—	—	234	—	234
Net loss	—	—	-	—	—	—	—	(599)	(599)
Balance at March 31, 2021	—	4,300	5,255	5	7,539	8	105,003	(109,714)	(4,698)
Conversion of Series I-1 preferred stock	—	—	(1)	—	465	—	—	—	—
Stock-based compensation	—	—	-	—	—	—	172	—	172
Net income	—	—	-	—	—	—	—	216	216
Balance at June 30, 2021	—	4,300	5,254	5	8,004	8	105,175	(109,498)	(4,310)
Stock-based compensation	—	—	-	—	—	—	118	—	118
Net loss	—	—	-	—	—	—	—	(165)	(165)
Balance at September 30, 2021	—	$4,300	5,254	$5	8,004	$8	$105,293	$(109,663)	$(4,357)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(354)	$(548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	166	195
Non-cash operating lease expense	104	215
Impairment of intangible assets	—	250
Loss on disposal of property and equipment	—	4
Stock-based compensation	290	524
Gain on forgiveness of debt	—	(1,137)
Interest expense on related party note payable	98	87
Changes in operating assets and liabilities:
Accounts receivable, net	417	(265)
Inventory, net	(228)	(216)
Prepaid expenses and other current assets	(57)	—
Deposits and other assets	5	17
Accounts payable	(130)	251
Accrued liabilities	71	(104)
Operating lease liabilities	(129)	(254)
Net cash provided by (used in) operating activities	253	(981)
Cash flows from investing activities
Purchase of property and equipment	(1)	(13)
Payments for patent licenses	(7)	(14)
Net cash used in investing activities	(8)	(27)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loans	—	474
Proceeds from related party note payable	250	350
Net cash provided by financing activities	250	824
Net increase (decrease) in cash	495	(184)
Cash at beginning of period	171	689
Cash at end of period	$666	$505
Supplemental disclosure of non-cash investing and financing activities:
Gain on forgiveness of debt	$-	$1,137
Patent license costs included in accrued liabilities	$-	$7

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is headquartered in San Diego, California. The Company is primarily a research and development company for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver. The Company has the following wholly owned subsidiaries:

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

COVID-19 Pandemic

The COVID-19 pandemic has caused business disruptions in the Company’s operations globally. The Company’s condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. Impacts to the Company’s business have included temporary or reduced occupancy of portions of its manufacturing facilities, and disruptions or restrictions on employee's ability to travel to such manufacturing facilities, which have caused minor delays in manufacturing. As of the date of this report, the Company expects the COVID-19 pandemic may continue to impact its business, financial condition, liquidity, and future results of operations. The full extent to which the COVID-19 pandemic has and may continue to impact the Company remains uncertain and ultimately will be dictated by the length and severity of the pandemic as well as the economic recovery and federal, state, and local government actions taken in response. The Company will continue to monitor the impact of COVID-19 on the Company’s operations, workforce, suppliers, customers, and industry.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.4 million as of September 30, 2022 and has incurred net losses and negative operating cash flows annually, since inception. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. If additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish the rights to some of its technologies, product candidates, or products that the Company would otherwise seek to develop and commercialize on its own. Furthermore, if sufficient capital is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product initiatives. The Company’s failure to raise capital or enter into related arrangements when needed would have a negative impact on its financial condition.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an immaterial amount pertaining to the allowance for doubtful accounts as of September 30, 2022 and December 31, 2021.

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated capitalized costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the useful life of the underlying patent, which is generally 15 years. All amortization expense related to intangible assets is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in circumstances (“triggering event”) indicate that the carrying value of an asset or group of assets may not be recovered. If a triggering event is determined to have occurred, the carrying value of an asset or group of assets is compared to the future undiscounted cash flows expected to be generated by the asset or group of assets. If the carrying value exceeds the undiscounted cash flows of the asset or group of assets, then an impairment exists, which is measured as the excess of fair value over the asset or asset group’s carrying value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three and nine months ended September 30, 2022 and 2021.

Prior to January 1, 2022, the anti-aging market sold skincare products through two sales channels: ecommerce and professional. The ecommerce channel sold directly to customers through online orders, while professional sales were primarily to spas, salons, and other skincare providers. As of January 1, 2022, the anti-aging market sells products solely through the ecommerce channel. As such, there was no revenue earned pertaining to the professional channel for skin care during the three and nine months ended September 30, 2022.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands, except percentages):

Biomedical market:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$212	$73	$285	20%	$855	$357	$1,212	24%
Media	956	199	1,155	80%	3,333	461	3,794	76%
Total	$1,168	$272	$1,440	100%	$4,188	$818	$5,006	100%

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$191	$93	$284	19%	$542	$422	$964	22%
Media	1,124	123	1,247	81%	3,036	451	3,487	78%
Total	$1,315	$216	$1,531	100%	$3,578	$873	$4,451	100%

Anti-aging market:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$263	100%	$224	72%	$744	100%	$635	72%
Professional	—	—%	87	28%	—	—%	247	28%
Total	$263	100%	$311	100%	$744	100%	$882	100%

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

The Company recognizes revenue when its customer obtains control of the promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Product sales generally consist of a single performance obligation that the Company satisfies at a point in time (i.e., upon delivery of the product).

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of September 30, 2022 and December 31, 2021, accounts receivable, net, totaled $427 thousand and $844 thousand, respectively. During the nine months ended September 30, 2022 and 2021, the Company did not incur material write-offs of its accounts receivable.

Practical Expedients

The Company has elected the practical expedient to not determine whether contracts with customers contain significant financing components. The Company pays commissions on certain sales for its biomedical and anti-aging product markets once the customer payment has been received, which are accrued at the time of sale. The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling and marketing expenses. In addition, the Company has elected to exclude sales taxes consideration from the determined transaction price.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products as well as related direct materials, general laboratory supplies and an allocation of overhead.

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

Australian Research and Development Tax Credit

The Company’s wholly owned subsidiary, Cyto Therapeutics, conducts various research and development activities on the Company’s product candidates in Australia. Under Australian tax law, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. The Australian R&D tax incentive program is a self-assessment process and the Australian Government has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur and, as a result of the review and failure of a related appeal, the qualified program and related expenditures were disqualified, the respective research and development refunds could be recalled with penalties and interest.

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. Accordingly, the Company recognized a reduction of $80 thousand and $113 thousand in research and development costs for the nine months periods ended September 30, 2022 and 2021, respectively.

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

Level 1:  Observable inputs, such as quoted prices in active markets.

Level 2:  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities and related party note payable as of September 30, 2022 and December 31, 2021 approximate their fair values because of the short-term nature of those instruments. As of September 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the three and nine months ended September 30, 2022 and 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding.

For the three and nine months ended September 30, 2022 and 2021, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive:

	September 30,
	2022	2021
Options outstanding	6,858,492	5,440,173
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,619,379	3,209,835
Total	12,935,014	11,107,151

Customer Concentrations

For the nine months ended September 30, 2022 and 2021, one customer accounted for approximately 43% and 38%  of consolidated revenues, respectively. As of September 30, 2022 and December 31, 2021, the customer accounted for approximately 35% and 62%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

2. Inventory

The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$697	$592
Work in process	553	507
Finished goods	1,129	983
	2,379	2,082
Less: allowance for excess and obsolete inventory	(595)	(526)
Total current and non-current inventory, net	$1,784	$1,556

Inventory, net	$1,415	$1,184
Non-current inventory, net	369	372
Total current and non-current inventory, net	$1,784	$1,556

3. Prepaid and Other Current Assets

The components of prepaid and other current assets are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid assets	$139	$118
Other current assets	53	17
Total prepaid and other current assets	$192	$135

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Machinery and equipment	$1,603	$1,610
Computer equipment and software	243	243
Office equipment	104	104
Leasehold improvements	558	549
Construction in progress	—	1
	2,508	2,507
Less: accumulated depreciation and amortization	(2,229)	(2,123)
Property and equipment, net	$279	$384

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $34 thousand and $41 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $106 thousand and $124 thousand, respectively.

5. Intangible Assets

Intangible Assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Patents	$1,284	$1,277
Less: accumulated amortization	(463)	(403)
	821	874
Indefinite life logos and trademarks	75	75
Intangible assets, net	$896	$949

Amortization expense for the three months ended September 30, 2022 and 2021 was $21 thousand and $24 thousand, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $60 thousand and $71 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of September 30, 2022 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$468	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,778	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2021 consisted of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$456	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,766	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying consolidated balance sheets.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared during the nine months ended September 30, 2022.

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

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted as of September 30, 2022:

	Initial	Current	Conversion	Common
	Conversion	Conversion	Ratio to	Stock
	Price	Price	Common Stock	equivalent
Series B	$75.00	$0.39	2.5641030	641,026
Series D	$37.50	$1.75	57,142.8571	2,457,143
Series G	$60.00	$9.70	0.103099	515,495
Series I-2	$1.75	$1.75	571.428571	2,462,858

Common Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below.  The following tables summarize the Company’s stock option activity for the nine months ended September 30, 2022:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Number of	Average	Term	Intrinsic Value
	Options	Exercise	(in years)	(in thousands)
Outstanding at December 31, 2021	5,373,203	$1.42	7.31	$146
Granted	2,338,528	$0.45
Forfeited or expired	(853,239)	$1.98
Outstanding at September 30, 2022	6,858,492	$1.02	7.62	$—
Vested and expected to vest at September 30, 2022	6,480,137	$1.05	7.52	$—
Exercisable at September 30, 2022	4,234,456	$1.38	6.54	$—

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.86%	0.89%
Expected stock price volatility	90.29%	83.85%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.71	5.67

Total stock-based compensation expense recorded in the condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$1	$3	$4	$18
Research and development	13	7	29	38
Selling and marketing	2	5	6	27
General and administrative	93	103	251	441
Total	$109	$118	$290	$524

Unrecognized compensation expense related to stock options as of September 30, 2022 was $693 thousand, which is expected to be recognized over a weighted-average period of 2.18 years.

Common Stock Reserved for Future Issuance

As of September 30, 2022, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	6,858,492
Common stock available for issuance under the 2010 Plan	2,674,566
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	3,619,379
Total	15,609,580

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

On March 1, 2022, the Company and Dr. Andrey Semechkin restructured the Modified Note and agreed to extend the maturity date for an additional six-month period to September 15, 2022. On September 15, 2022, the Company and Dr. Andrey Semechkin extended the Modified Note for an additional six-month period to March 15, 2023. No other terms of the Modified Note were modified. The amendments qualify as a troubled debt restructuring which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variance costs for the three and nine months ended September 30, 2022 and 2021 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended September 30, 2022 and 2021, lease expense totaled $71 thousand and $118 thousand, respectively. For the nine months ended September 30, 2022 and 2021, lease expense totaled $213 thousand and $355 thousand, respectively. As of September 30, 2022 and December 31, 2021, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2022 (remaining three months)	$82
2023	338
2024	349
2025	360
2026	119
Total minimum lease payments	1,248
Less: imputed interest	(248)
Total future minimum lease payments	1,000
Less: operating lease liabilities, current	(219)
Operating lease liabilities, net of current portion	$781

Licensed patents

The Company had a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The patents, along with the license agreement, expired at the end of July 2022. These patents were fully impaired in prior years and therefore the expiration did not result in any impairment for the nine months ended September 30, 2022. The Company does not anticipate any short-term liquidity effects from this obligation as they will no longer be liable for the annual licensing fee.

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating loss. Revenues, expenses and operating loss for the three and nine months ended September 30, 2022 and 2021 by reporting segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales, net:
Biomedical market	$1,440	$1,531	$5,006	$4,451
Anti-aging market	263	311	744	882
Total product sales, net	1,703	1,842	5,750	5,333
Operating expenses:
Therapeutic market	561	958	1,794	2,516
Biomedical market	1,011	1,159	3,045	3,320
Anti-aging market	431	348	1,155	1,095
Total operating expenses	2,003	2,465	5,994	6,931
Loss from operations
Therapeutic market	(561)	(958)	(1,794)	(2,516)
Biomedical market	429	372	1,961	1,131
Anti-aging market	(168)	(37)	(411)	(213)
Total loss from operations	$(300)	$(623)	$(244)	$(1,598)

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

Business Overview

We are a clinical stage biotechnology company devoted to discovering and developing innovative therapies using human parthenogenetic stem cells to treat severe diseases of the central nervous system, joints, and liver. Our lead product candidate, ISC-hpNSC is designed to treat Parkinson’s Disease, traumatic brain injury, and ischemic stroke. ISC-hpNSC-based therapy is in phase I clinical trials for Parkinson’s disease, while therapies for traumatic brain injury and ischemic stroke are in preclinical stages. We have additional product candidates in development for osteoarthritis and metabolic liver diseases. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of 15 stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of current Good Manufacturing Practice (cGMP) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the United States Food and Drug Administration (“FDA”).

We have generated aggregate product sales revenues from our Biomedical and Anti-aging commercial businesses of $1.7 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively. We have generated aggregate product sales revenues from our Biomedical and Anti-aging commercial businesses of $5.8 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively. We currently have no revenue generated from our principal operations in the therapeutic market and we do not expect to generate any revenue in this market unless and until we successfully complete clinical product development and obtain regulatory approval for our product candidates.

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

The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities or that we determine are in the best interests of public health and safety. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may continue to have on our business, strategy, collaborations, or financial and operating results.

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments

With respect to therapeutic research and product candidates, we focus on applications where cell and tissue therapy is already proven but where there is an insufficient supply of safe and functional cells or tissue. We believe that the most promising potential clinical applications of our technology are Parkinson’s disease (“PD”), traumatic brain injury (“TBI”), and stroke. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI, and stroke.

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

We announced a successful completion of the dose escalating phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response with an apparent peak effectiveness at our middle dose. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF-Time in the second cohort dropped by 55% from the initial reading. The same was true for % ON-Time without dyskinesia, which is the time during the day when levodopa medication is performing optimally without dyskinesia. The % ON-Time increased an average of 42% above the initial evaluation at 12 months post-transplantation in the second cohort.

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

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. LSC’s products include:

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

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and reagents (called “media”), which are needed to grow, maintain, and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar in thousands)
Product sales, net	$1,703	$1,842	$(139)	-8%
Cost of sales	690	814	(124)	-15%
As a % of product sales, net	41%	44%
Research and development	147	165	(18)	-11%
Selling and marketing	358	352	6	2%
General and administrative	808	1,134	(326)	-29%
Other income (expense), net	(43)	458	(501)	-109%
Net loss	$(343)	$(165)	$(178)	108%
As a % of product sales, net	-20%	-9%

Product sales, net

Product sales for the three months ended September 30, 2022 were $1.7 million compared to $1.8 million for the three months ended September 30, 2021. The decrease of $139 thousand, or 8%, was primarily attributable to a decrease of $212 thousand in our OEM Cells and Media product sales offset by increases of $122 thousand in non-OEM Cells and Media product sales in our Biomedical market segment. This decrease in OEM product sales is attributed to timing differences in restocking orders received for OEM customers, wherein less restocking orders were received for the three-month period ended September 30, 2022, compared to the same period in 2021. The increase in non-OEM product sales is attributed to an increase in demand from government researchers as they establish or re-establish operations in-person after the COVID 19 shutdown for the three months ended September 30, 2022 as compared to the same period 2021. There was an additional decrease in our skin care product sales of approximately $49 thousand as a result of decreased sales from the discontinuation of the professional line of anti-aging products, resulting in only one product line and less demand.

Cost of sales

Cost of sales for the three months ended September 30, 2022 was $690 thousand, compared to $814 thousand for the three months ended September 30, 2021. The decrease of $124 thousand, or 15%, was primarily attributable to a $25 thousand decrease in costs as a result of a decrease in product sales and a $113 thousand increase in favorable manufacturing variances driven by higher Cell product rather than Media sales. These decreases were partially offset by approximately $13 thousand for inventory related transactions.

Profit margins have increased approximately 3 percentage points for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This is largely a result of cost saving measures, such as bulk purchases, taken to address rising raw materials and labor-related costs as well as sales mix differences.

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

Research and development income

Research and development expense for the three months ended September 30, 2022 was $147 thousand, compared to an expense of $165 thousand for the three months ended September 30, 2021. The decrease of $18 thousand, or 11%, was as a result of a decrease of approximately $19 thousand in other patent related cost quarter over quarter. There was also a $43 thousand net decrease related to supplies, facilities and licensing, which was offset by increased personnel and stock compensation costs including consultant costs of approximately $44 thousand.

Our research and development efforts are primarily focused on the development of treatments for Parkinson’s disease, traumatic brain injury, and stroke. These projects are long-term investments that involve developing both new stem cell lines and new differentiation techniques that can provide higher purity populations of functional cells. Research and development expenses are expensed as incurred and are accounted for on a project-by-project basis. However, much of our research has potential applicability to each of our projects.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2022 were $358 thousand, compared to $352 thousand for the three months ended September 30, 2021. The increase of $6 thousand, or 2%, was primarily attributable to an increase in advertising expenses.

Our sales and marketing expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and share-based compensation for our Biomedical and Anti-aging cosmetic businesses. Other significant costs include facility costs not otherwise included in or allocated to other departments as well as marketing material costs, permits and licenses for ecommerce, and other advertising type expenses.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 were $808 thousand, compared to $1,134 thousand for the three months ended September 30, 2021. The decrease of $326 thousand, or 29%, was primarily attributable to a decrease of $250 thousand related to a patent impairment charge taken in FY 2021. The remainder pertained to decreases in personnel-related costs as well as legal, audit, and other general fees.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and share-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Other income (expense), net

Other expense, net for the three months ended September 30, 2022 was $43 thousand, compared to other income, net of $458 thousand for the three months ended September 30, 2022. The decrease was primarily attributable to the forgiveness of the PPP loan in the prior period.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar in thousands)
Product sales, net	$5,750	$5,333	$417	8%
Cost of sales	2,133	2,200	(67)	-3%
As a % of product sales, net	37%	41%
Research and development	367	492	(125)	-25%
Selling and marketing	982	1,049	(67)	-6%
General and administrative	2,512	3,190	(678)	-21%
Other income (expense), net	(110)	1,050	(1,160)	-110%
Net loss	$(354)	$(548)	$194	-35%
As a % of product sales, net	-6%	-10%

Product sales, net

Product sales for the nine months ended September 30, 2022 and 2021 were $5.8 million and $5.3 million, respectively. The increase of $417 thousand, or 8%, was primarily attributable to an increase in our OEM and non-OEM Media product sales in our Biomedical market segment of $346 thousand, coupled with a net increase in OEM and non-OEM Cell product sales of $209 thousand. The increase in OEM and non-OEM Media and Cell product sales is attributed to an increase in demand from private customers and government researchers as they establish or re-establish operations in-person after the COVID 19 shutdown for the nine months ended September 30, 2022 as compared to the same period 2021. The increase is partially offset by approximately $138 thousand decrease in sales related to the professional line of anti-aging products being discontinued (resulting in only one product line and less demand) for the nine months ended September 30, 2022 as compared to 2021.

Our media product sales have recovered, in part as a result of increased demand from our largest original equipment manufacturer customers. For the year ending 2022, we estimate domestic biomedical product sales will exceed or be comparable to the year ended 2021. International product sales in our biomedical market are down from 2021.

Our anti-aging market segment includes skin care products that are distributed through various ecommerce channels (and were also previously distributed through a professional channel). Our anti-aging product sales have experienced a significant decline in customer demand for the nine months ended September 30, 2022, as compared to 2021, as a result of COVID-19’s impact on the operations of retail and professional medical offices, which began to be adversely impacted largely in the second quarter of 2021 and have not since recovered.

Cost of sales

Cost of sales for the nine months ended September 30, 2022 and 2021 was $2.1 million and $2.2 million, respectively. The decrease of $67 thousand, or 3%, was primarily attributable to a $386 thousand increase in favorable manufacturing variances and absorption due to increased sales volume of cell rather than media products. This is offset by an increase in costs of $237 thousand as a result of an increase in product sales (including shipping) and $82 thousand from inventory purchases.

Profit margins increased by approximately 4 percentage points for the nine months ended September 30, 2022 as compared to 2021. This is largely a result of cost saving measures, such as bulk purchases, taken to address rising raw materials and labor-related costs and supply chain obstacles as well as sales mix differences.

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

Research and development expenses

Research and development expenses for the nine months ended September 30, 2022 and 2021 were $367 thousand and $492 thousand, respectively. The decrease of $125 thousand, or 25%, was primarily attributable to an $85 thousand decrease in allocated building-related expenses, a $40 thousand decrease in consulting and personnel-related costs as a result of headcount reductions following the conclusion of the active phase of our Phase 1 clinical study, and a $41 thousand decrease in materials, supplies and licensing related expenses. These decreases were partially offset by a $42 thousand decrease in our Australian research and development tax credit related to qualifiable expenditures from our research and development activities of our Australian subsidiary, Cyto Therapeutics.

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

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2022 were $982 thousand, compared to $1,049 thousand for the nine months ended September 30, 2021. The decrease of $67 thousand, or 6%, was predominately attributable to decreases in personnel-related costs, including temporary services and stock-based compensation, of $74 thousand and building and facilities related expenses as a result of headcount reductions of $20 thousand. These decreases were partially offset by approximately $27 thousand in increased advertising expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Our sales and marketing expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and share-based compensation for our Biomedical and Anti-aging cosmetic businesses. Other significant costs include facility costs not otherwise included in or allocated to other departments as well as marketing material costs, permits and licenses for ecommerce, and other advertising type expenses.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $2.5 million and $3.2 million, respectively. The decrease of $678 thousand, or 21%, was primarily attributable to a decrease of $250 thousand related to a patent impairment charge taken in FY 2021. The remainder of the decrease pertained to decreases in personnel-related costs as well as legal, audit, and other general fees. These decreases were partially offset by a $108 thousand increase in consultant and logistic related costs for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Other income (expense), net

Other expense, net, for the nine months ended September 30, 2022 was $110 thousand, compared to other income, net of $1,050 thousand for the nine months ended September 30, 2021. The decrease was primarily attributable to a gain, recognized in 2021, on the forgiveness of debt related to our First and Second Draw Loan under the PPP in the comparative period.

Liquidity and Capital Resources

The Company enters into contracts in the normal course of business with various third-party consultants and contract research organizations (“CRO”) for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Actual expenses associated with these arrangements may be higher or lower due to various reasons, including but not limited to, progress of our development products, enrollment in clinical trials, and product and personnel delays due to COVID. Other short-term and long terms commitments that would affect liquidity include lease obligations as well as related party debt repayments.

As of September 30, 2022, we had an accumulated deficit of approximately $110.4 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $354 thousand and $548 thousand for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had cash of approximately $666 thousand, compared to $171 thousand as of December 31, 2021. Our primary use of cash is to continue to fund our research and development programs while maintaining and growing our revenue generating businesses.

Licensed patents

The Company had a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The patents, along with the license agreement, expired at the end of July 2022. These patents were fully impaired in prior years and therefore the expiration did not result in any additional impairment for the nine months ended September 30, 2022. The Company does not anticipate any short-term liquidity effects from this obligation as we will no longer be liable for the annual licensing fee.

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$253	$(981)
Net cash used in investing activities	(8)	(27)
Net cash provided by financing activities	250	824
Net increase in cash	$495	$(184)

Operating Cash Flows

For the nine months ended September 30, 2022, our largest source of operating cash is cash collections from our LCT and LSC customers. We did not generate positive cash flows from operating activities for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, net cash provided by operating activities was $253 thousand, resulting primarily from our net loss of $354 thousand and net changes in operating assets and liabilities of $51 thousand, consisting primarily of decreases in accounts payable of $130 thousand and operating lease liabilities of $129 thousand as well as increases in accrued liabilities of $71 thousand, inventory, net of $228 thousand and prepaid expenses and other current assets of $57 thousand. These are offset by decreases in accounts receivable of $417 thousand and deposits of $5 thousand. The net operating decrease was offset by net noncash adjustments of $658 thousand, pertaining to stock-based compensation and other non-cash expenses.

For the nine months ended September 30, 2021, net cash used in operating activities was $981 thousand, resulting primarily from our net loss of $548 thousand and net changes in operating assets and liabilities of $571 thousand, partially offset by net non-cash adjustments of $138 thousand.

Investing Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2022 was $8 thousand, compared to $27 thousand for the nine months ended September 30, 2021. The decrease was attributable to a decrease in payments for patent licenses as well as decreased purchases of property and equipment year-over-year.

Financing Cash Flows

Net cash provided by financing activities for the nine months ended September 30, 2022 was $250 thousand, compared to $824 thousand for the nine months ended September 30, 2021. The decrease was attributable to proceeds from a note payable from a related party of $250 thousand in the current year, compared to proceeds from a note payable from a related party of $350 thousand and proceeds of $474 thousand from our Second Draw Loan under the Paycheck Protection Program in the prior year.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2022 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Form of Note issued on September 15, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 16, 2022)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 14, 2022
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	EVP and Chief Scientific Officer (Principal Financial Officer)