Form 10-K
period 2022-12-31
International Stem Cell CORP
filed 2023-03-30
CIK 1355790

2 Ro

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4494098
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9745 Businesspark Ave San Diego, CA	92131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (760) 940-6383

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,532,606 based upon the closing price of the common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2023 there were 8,004,389 shares of the registrant’s common stock outstanding.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, anti-aging and research products, of a total of $8.2 million and $7.2 million for the years ended December 31, 2022 and 2021, respectively.

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

Corporate Structure

International Stem Cell Corporation is a Delaware corporation which has four wholly owned subsidiaries: International Stem Cell Corporation, a California corporation (“ISC California”), Lifeline Cell Technology, LLC (“LCT”), Lifeline Skin Care, Inc. (“LSC”), and Cyto Therapeutics.

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

We believe that the most promising potential clinical applications of our technology are Parkinson’s disease ("PD”), traumatic brain injury ("TBI”), and stroke. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI, and stroke.

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

Anti-Aging Skin Care Products

ISCO’s wholly owned subsidiary Lifeline Skin Care, Inc. ("LSC”) develops, manufactures and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. As of December 31, 2022, LSC’s products include:

•
ProPlus Advanced Defense Complex
•
ProPlus Advanced Recovery Complex
•
ProPlus Eye Firming Complex
•
ProPlus Neck Firming Complex
•
ProPlus Advanced Aqueous Treatment
•
ProPlus Collagen Booster (Advanced Molecular Serum)
•
ProPlus Elastin Booster
•
ProPlus Brightening Toner

LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website, Amazon, and ecommerce partners.

Research Products

ISCO’s LCT subsidiary develops, manufactures and commercializes over 200 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a technique called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (“called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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
•
Human bronchial and tracheal cells for the study of toxicity, cystic fibrosis, asthma and pathogenesis.
•
Human mammary epithelial cells for the study of breast cancer, three dimensional culture and carcinogen screening.

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
•
The need for consistency in experiments that can be given by quality-controlled products.
•
The need to eliminate in-house formulation of media, obtain human tissue or perform cell isolation.
•
The need to reduce animal testing in the consumer products industry.

Intellectual Property

Patents

In 2022, ISCO was issued one patent for technology generated by our R&D team. The patent, issued in the USA, covers the use of Parthenogenic Activation of Human Oocytes. As of December 31, 2022, we held a total of 39 patents. These patents expire from June 2025 through June 2037.

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

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 45% of our total product sales in 2022 were from one customer.

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

Human Capital

As of December 31, 2022, including our 2 executive officers, we had 29 full-time employees, and 2 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

During the year ended December 31, 2022, we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•
the accuracy of the assumptions underlying the estimates for capital needs in 2023 and beyond;
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

During the year ended December 31, 2022, we derived approximately 45% of our revenues from one customer.

During the year ended December 31, 2022, one customer accounted for 45% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminate its relationship with us, our revenues would decline significantly, and our financial condition and results of operations would suffer substantially.

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

As of December 31, 2022, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 64% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options that they hold and that are exercisable within 60 days of December 31, 2022. As a result of their holdings and the rights, preferences and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors, and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established four separate series of outstanding preferred stock, Series B, Series D, Series G and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.39 to $9.69 per share as of December 31, 2022). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

In addition, we lease a 13,320 square foot facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current lease expires in November 2025. As of December 31, 2022, the base rent was approximately $18 thousand per month. The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing, and general administration purposes. The monthly base rent will increase by 3% on each anniversary date of the agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2022, we had 8,004,389 shares of common stock outstanding, and approximately 636 holders of record of our common stock, and we had 5,254,353 shares of preferred stock outstanding, and four holders of record of our preferred stock, with the 5,254,353 shares of preferred stock being convertible into 6,076,522 shares of common stock.

On March 4, 2019, we were downgraded to trade from the OTC QB Venture Market to the OTC QX Best Market in the United States under the trading symbol “ISCO”. The OTC QX is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC QX securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to an exchange and any prices quoted may not be a reliable indication of the value of our common stock.

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $8.2 million and $7.2 million for the years ended December 31, 2022 and 2021, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

COVID-19 Pandemic

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business have included a reduction in sales volume primarily from media sales in our biomedical market segment and professional channel sales in our anti-aging market segment, temporary or reduced occupancy of portions of our manufacturing facilities, and disruptions or restrictions on our employee's ability to travel to such manufacturing facilities which caused minor delays in manufacturing. We have taken precautionary measures to better ensure the health and safety of our workers.

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

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments

We believe that the most promising potential clinical applications of our technology are Parkinson’s disease ("PD”), traumatic brain injury ("TBI”), and stroke. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI, and stroke.

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

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly owned subsidiary Lifeline Skin Care, Inc. ("LSC”) develops, manufactures, and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. LSC’s products include:

•
ProPlus Advanced Defense Complex
•
ProPlus Advanced Recovery Complex
•
ProPlus Eye Firming Complex
•
ProPlus Neck Firming Complex
•
ProPlus Advanced Aqueous Treatment
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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the dollar and percent change in those items (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Product sales	$8,180	$7,176	$1,004	14%
Cost of sales	3,269	2,935	334	11%
As a % of revenues	40%	41%
General and administrative	3,357	4,084	(727)	-18%
Selling and marketing	1,245	1,383	(138)	-10%
Research and development	492	695	(203)	-29%
Other income (expense), net	(148)	1,022	(1,170)	-114%
Net loss	$(331)	$(899)	$568	-63%
As a % of revenues	-4%	-13%

Product Sales

Product sales revenue for the year ended December 31, 2022 was $8,180 thousand, compared to $7,176 thousand for the year ended December 31, 2021. The increase was primarily attributable to a $1,195 thousand increase in sales in our biomedical market segment, largely offset by a $191 thousand decrease in sales in our anti-aging market during 2022 compared to 2021.

Our biomedical product sales continue to recover from the impacts of COVID-19 as purchasing activity from our original equipment manufacturer customers account for approximately 86% of the increase in this market segment.

Our professional line of anti-aging products was discontinued starting in 2022 resulting in only one product line and less demand. The products that were largely marketed to medical professionals and spas that offered walk-up retail, experienced a significant decline in customer demand due to COVID-19 and the related restrictions during the year ended December 31, 2021. The impact of shutting down to one line has been partially mitigated by our expanded offering of professional skin care products through our ecommerce channel. Anti-aging product sales through our ecommerce channel decreased slightly year-over-year.

Cost of Sales

Cost of sales for the year ended December 31, 2022 was $3,269 thousand, compared to $2,935 thousand for the year ended December 31, 2021. There was an increase in cost of sales as a result of the increase in product sales in our biomedical market segment of $589 thousand; however, this was offset by significant favorable manufacturing variances due to the increased sales volumes resulting in a net increase of $172 thousand year over year. There also was an increase in cost of goods sold in our anti-aging market of approximately $162 thousand, net primarily attributable to large amounts of expired product reserves booked as a result of the change in sales channel and lines of business from 2021 to 2022. In response to previous material scarcities primarily in plastics, we have increased our supply of raw materials on hand and have, where possible, sourced materials from alternative vendors.

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 was $3,357 thousand, compared to $4,084 thousand for the year ended December 31, 2021. The decrease was primarily attributable to a decrease in personnel-related costs including stock-based compensation, human resources, workers compensation and relocation expenses of $385 thousand, a $250 thousand decrease in patent impairment charges, $124 thousand decrease in building expenses, $49 thousand decrease in computer and amortization expenses, and $60 thousand in legal and directors and officers insurance fees decreases, partially offset by $134 thousand increase primarily in consulting and servicing fees.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2022 was $1,245 thousand, compared to $1,383 thousand for the year ended December 31, 2021. The decrease was primarily attributable to a $69 thousand decrease in personnel-related costs, sales commissions, stock-based compensation and consultant costs, primarily as a result of headcount reductions and changes in our anti-aging segment year over year. There was a decrease of approximately $16 thousand from dues and subscriptions, licensing and other merchant fees, and approximately $35 thousand decrease in building and other expenses. The decrease was partially offset by an increase of $61 thousand in marketing materials and website and search engine maximization advertising expense.

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 was $492 thousand, compared to $695 thousand for the year ended December 31, 2021. The decrease was primarily attributable to $168 thousand decrease in building related expenses, $73 thousand decrease in consulting services, $54 thousand decrease in material, supplies and licensing related expenses partially offset by $50 thousand in personnel-related costs and stock-based compensation as a result of increased salaries in Research and Development after salary raise freezes during the pandemic and $42 thousand decrease in our Australian research and development tax credit related to qualifiable expenditures from our research and development activities of our Australian subsidiary, Cyto Therapeutics.

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

Other Income (Expense), Net

Other income, net, for the year ended December 31, 2022 was a loss of $148 thousand, compared to other income, net, of $1,022 thousand for the year ended December 31, 2021. The decrease was primarily attributable to the gain recognized on the forgiveness of debt related to our First and Second Draw Loan under the PPP, collectively totaling $1,137 thousand in 2021. The remainder of the difference relates to accrued interest on outstanding debt.

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

As of December 31, 2022, we had an accumulated deficit of approximately $110.3 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $331 thousand and $899 thousand for years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had cash of $742 thousand, compared to $171 thousand as of December 31, 2021.

Licensed Patents

The Company had a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The patents, along with the license agreement, expired at the end of July 2022. These patents were fully impaired in prior years and therefore the expiration did not result in any additional impairment for the year ended December 31, 2022. The Company does not anticipate any short-term liquidity effects from this obligation as we will no longer be liable for the annual licensing fee.

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$332	$(1,297)
Net cash used in investing activities	(11)	(45)
Net cash provided by financing activities	250	824
Net increase (decrease) in cash	$571	$(518)

Operating Cash Flows

For the year ended December 31, 2022, net cash provided by operating activities was $332 thousand, resulting primarily from our net loss of $331 thousand, and net changes in operating assets and liabilities of $226 thousand, consisting primarily of an increase in accrued liabilities of $104 thousand, inventory, net, of $114 thousand, and decrease in accounts payable of $186 thousand and operating lease liabilities of $179 thousand. The decrease in cash is offset by net recurring non-cash adjustments of $890 thousand, including depreciation and amortization, stock-based compensation, operating lease expense, and interest expense. For the year ended December 31, 2021, net cash used in operating activities was $1,297 thousand, resulting primarily from our net loss of $899 thousand and gain on forgiveness of debt of $1,137 thousand, offset by non-cash adjustments of stock-based compensation expense of $644 thousand, operating lease expense of $289 thousand, and depreciation and amortization of $262 thousand, coupled with net changes in operating assets and liabilities of $823 thousand.

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2022 was $11 thousand, compared to $45 thousand for the year ended December 31, 2021. The decrease was attributable to a decrease in payments for patent licenses of $12 thousand and net decrease in the purchases of property and equipment of $22 thousand year-over-year.

Financing Cash Flows

Net cash provided by financing activities for year ended December 31, 2022 was $250 thousand, compared to $824 thousand for the year ended December 31, 2021. For the year ended December 31, 2022, net cash provided by financing activities consisted of $250 thousand in proceeds from a note payable from a related party. For the year ended December 31, 2021, net cash provided by financing activities consisted of $474 thousand in proceeds from our second draw loan under the Paycheck Protection Program, coupled with proceeds from a note payable from a related party of $350 thousand.

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

•
the accuracy of the assumptions underlying the estimates for capital needs in 2023 and beyond;

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

Allowance for Excess and Obsolete Inventory

Our inventory, particularly within our biomedical market, consists of certain products that have a long or, when frozen, indefinite shelf life. In addition, future demand for our products is uncertain. Accordingly, at each reporting period, we estimate a reserve for allowance for excess and obsolete inventory. This estimate is computed using historical sales data and inventory turnover rates, which are subjective in nature and fluctuate between periods. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory with a corresponding adjustment to cost of sales. If we are able to sell such inventory, any related reserves are reduced in the period of sale. The Company's allowance for excess and obsolete inventory was $637 thousand and $526 thousand as of December 31, 2022 and December 31, 2021, respectively. A 10% change in our reserve estimate in total at December 31, 2022, would result in a change in reserve of approximately $64 thousand. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Principal Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2022.

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

Notwithstanding the material weakness, management has concluded the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles in the United States ("GAAP").

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

During the year ended December 31, 2022, the Company did not design and maintain effective controls with respect to assessing that the Company’s LCT inventory reserve was not inappropriately reversed on a per unit basis. The identified error related to the fourth quarter of 2022 and did not relate to a prior interim or annual periods. Accordingly, management has determined that this is a control deficiency that constitutes a material weakness.

Remediation Plan for the Material Weakness

To remediate the material weakness identified above, management will implement review procures to assess that inventory reserves are not inappropriately reversed.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, in connection with our 2022 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2022, under the caption “Code of Conduct and Ethics.” The information required by this item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2022, under the caption “Corporate Governance.”

As of December 31, 2022, our executive officers were as follows:

Name	Position	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	63
Russell Kern	Executive Vice President, Chief Scientific Officer, and Principal Financial Officer	37

Andrey Semechkin, Ph.D., Co-Chairman and CEO, has been a Director of the Company since December 2008. Dr. Semechkin has served as our Chief Executive Officer since November 2009, and from December 2008 to November 2009 he served in other senior management positions with the Company. Dr. Semechkin is a specialist in system analysis, strategic planning and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Dr. Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 30 years’ experience creating and managing businesses across different industries and scientific sectors.

Russell Kern, Ph.D, Executive Vice President, Chief Scientific Officer, Principal Financial Officer, and CEO of Lifeline Skin Care Inc., became a Director in October 2008. Dr. Kern has served as our Chief Scientific officer since June 2013 and previously served since December 2008 in various scientific and management positions, including as Vice President Research and Development. Dr. Kern was trained in medical genetics, embryology and stem cell biology. He holds a Ph.D. degree in Human Physiology from the Russian Academy of Medical Sciences and has broad expertise in neuroscience, and was part of the team, along with scientists from the NYU Medical School that elucidated the physiological changes that occur in the brains of Parkinson’s disease patients. Dr. Kern directs ISCO’s R&D programs including stem cell derivation, differentiation and the pre-clinical and clinical evaluation of stem cell derived cells and tissue. He has developed a general method of deriving highly pure populations of neural stem cells and dopaminergic neurons from pluripotent stems cells that is novel, practical and suitable for use in a clinical setting. Dr. Kern is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has more than 40 publications in the field of Parkinson’s disease and stem cell biology and he is an active member of the American Academy of Neurology and the Society for Neuroscience. Dr. Russell Kern is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2022, under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2022, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2022, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2022, under the caption “Principal Accounting Fees and Services.”

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

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.12	Lease Agreement dated October 26, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K filed on March 29, 2022)

10.13	Lease Agreement dated November 30, 2021 (incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K filed on March 29, 2022)

10.14	Co-Tenant Agreement dated December 15, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K filed on March 29, 2022)

10.15	Form of Note issued on September 15, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 16, 2022).

10.16	Form of Note issued on March 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 16, 2023).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016).

23.1*	Consent of BDO USA, LLP

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Exhibit Description

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: March 30, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrey Semechkin and Russell Kern, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Andrey Semechkin

/s/ RUSSELL KERN	Executive Vice President, Chief Scientific Officer, and	March 30, 2023
Russell Kern	Director (Principal Financial and Accounting Officer)

/s/ DONALD A. WRIGHT	Co-Chairman of the Board	March 30, 2023
Donald A. Wright

/s/ PAUL V. MAIER	Director	March 30, 2023
Paul V. Maier

International Stem Cell Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

International Stem Cell Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation – Excess and Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to the lower of cost or net realizable value as necessary. The Lifeline Cell Technology (“LCT”) inventory has a long product life cycle, does not have a shelf life when frozen and future demand is uncertain. As such, management’s estimate for excess and obsolete LCT inventory uses historical sales data and inventory turnover rates to estimate future demand.

We identified auditing the Company’s estimate for excess and obsolete LCT inventory as a critical audit matter. Auditing historical sales data and inventory turnover rates involves especially challenging auditor judgment due to the extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the completeness and accuracy of the inventory reserve calculation by (i) re-performing calculations, including agreeing the underlying data to relevant source reports, and (ii) testing the source reports used in the calculation by sampling recent transactions and agreeing sales and use movements to relevant source documents.
•
Assessing the inventory turnover assumptions to historical inventory turnover rates and evaluating the impact that would result from a range of alternative assumptions.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2019.

San Diego, California

March 30, 2023

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$742	$171
Accounts receivable, net	747	844
Inventory, net	1,384	1,184
Prepaid expenses and other current assets	90	135
Total current assets	2,963	2,334
Non-current inventory, net	286	372
Property and equipment, net	248	384
Intangible assets, net	878	949
Right-of-use assets	727	868
Deposits and other assets	33	39
Total assets	$5,135	$4,946
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$322	$508
Accrued liabilities	508	404
Operating lease liabilities, current	230	179
Advances	250	250
Related party note payable	3,325	2,943
Total current liabilities	4,635	4,284
Operating lease liabilities, net of current portion	720	950
Total liabilities	5,355	5,234
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at December 31, 2022 and 2021	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized, 5,254,310 and 5,254,310 shares issued and outstanding, liquidation preference of $9,781 and $9,766 at December 31, 2022 and December 31, 2021, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 and 8,004,389 shares issued and outstanding at December 30, 2022 and 2021, respectively	8	8
Additional paid-in capital	105,812	105,413
Accumulated deficit	(110,345)	(110,014)
Total stockholders' deficit	(4,520)	(4,588)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,135	$4,946

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2022	2021
Product sales	$8,180	$7,176
Operating expenses:
Cost of sales	3,269	2,935
General and administrative	3,357	4,084
Selling and marketing	1,245	1,383
Research and development	492	695
Total operating expenses	8,363	9,097
Loss from operations	(183)	(1,921)
Other income (expense):
Gain on forgiveness of debt	—	1,137
Interest expense	(135)	(128)
Other income, net	(13)	13
Total other income (expense), net	(148)	1,022
Net loss	$(331)	$(899)
Net loss per common share, basic and diluted	$(0.04)	$(0.11)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004	7,833

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$4,300	5,255	$5	7,539	$8	$104,769	$(109,115)	$(4,333)
Conversion of Series I-1 preferred stock	—	—	(1)	—	465	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	(899)	(899)
Balance at December 31, 2021	—	4,300	5,254	5	8,004	8	105,413	(110,014)	(4,588)
Stock-based compensation	—	—	—	—	—	—	399	—	399
Net loss	—	—	—	—	—	—	—	(331)	(331)
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(331)	$(899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218	262
Non-cash operating lease expense	141	289
Impairment of intangible assets	—	250
Stock-based compensation	399	644
Gain on forgiveness of debt	—	(1,137)
Interest expense on related party note payable	132	118
Other non-cash operating activity	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	97	(441)
Inventory, net	(114)	(268)
Prepaid expenses and other current assets	45	39
Deposits and other assets	6	24
Accounts payable	(186)	148
Accrued liabilities	104	17
Operating lease liabilities	(179)	(342)
Net cash provided by (used in) operating activities	332	(1,297)
Cash flows from investing activities
Purchases of property and equipment	(1)	(23)
Payments for patent licenses	(10)	(22)
Net cash used in investing activities	(11)	(45)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loans	—	474
Proceeds from note payable from a related party	250	350
Net cash provided by financing activities	250	824
Net increase (decrease) in cash	571	(518)
Cash, beginning of period	171	689
Cash, end of period	$742	$171
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$5
Supplemental disclosure of non-cash investing and financing activities:
Gain on forgiveness of debt	$—	$1,137
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$479
Right-of-use assets reduction related to operating lease termination	$—	$196
Patent license costs included in accrued liabilities	$2	$6

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

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.3 million as of December 31, 2022 and has historically incurred net losses and negative operating cash flows. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least through one year from the issuance date of these consolidated financial statements.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company recorded an allowance for doubtful accounts as of both December 31, 2022 and 2021 of $3 thousand.

Advances

In June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250 thousand to LCT to produce, make, and distribute certain products. The $250 thousand advance will be paid down with the first $250 thousand of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2022, no revenues were realized and attributable to BioTime under this agreement.

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

The following table presents the Company’s revenue disaggregated by segment, product and geography (in thousands):

Biomedical market:

	Year Ended December 31, 2022
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$1,442	$499	$1,941	27%
Media	4,572	618	5,190	73%
Total	$6,014	$1,117	$7,131	100%

	Year Ended December 31, 2021
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$801	$546	$1,347	23%
Media	3,935	654	4,589	77%
Total	$4,736	$1,200	$5,936	100%

Anti-aging market:

	Year Ended December 31,
	2022		2021
	Total	% of Total	Total	% of Total
	Revenues	Revenues	Revenues	Revenues
Skin care sales channels
Ecommerce	$1,049	100%	$913	74%
Professional	—	0%	327	26%
Total	$1,049	100%	$1,240	100%

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

For LSC products, online sales and professional sales are pre-paid through credit card charges. The Company sometimes extends 15, 30, or 60-day credit terms to select professional accounts. For biomedical products, standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of December 31, 2022 and 2021.

The Company elects to account for shipping and handling costs, recognized as cost of sales, as activities to fulfill the promise to transfer the goods to a customer. As a result, no consideration is allocated to shipping and handling costs. Rather, the Company accrues the cost of shipping and handling upon shipment of the product, and all contract revenue (i.e., the transaction price) is recognized at the same time.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of December 31, 2022 and 2021, accounts receivable, net, totaled $747 thousand and $844 thousand, respectively. For the years ended December 31, 2022 and 2021, the Company did not incur material write-offs of its receivables.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of December 31, 2022 and 2021, the Company recorded no allowance for sales returns.

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

Advertising

Adverting costs are expensed as incurred and included as a component of selling and marketing costs on the accompanying consolidated statements of operations. For the years ended December 31, 2022 and 2021, advertising costs were approximately $220 thousand and $165 thousand, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development with alternative future uses. Research and development costs are net of research and development tax credits earned by Cyto Therapeutics, the Company’s wholly-owned subsidiary based in Australia. The Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. Since the refund does not depend on an entity’s tax status or tax position, it is outside of the scope of accounting for income taxes and is treated as grant income. The Company recognized reductions to research and development costs of $80 thousand and $113 thousand for the years ended December 31, 2022 and 2021, respectively, attributable to the refundable tax credit.

Stock-Based Compensation

The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of forfeitures which are recognized as incurred, over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The Company uses the Simplified Method to estimate the term of options granted. The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivables, accounts payable, accrued liabilities, Paycheck Protection Program loan and related party note payable as of December 31, 2022 and 2021 approximate their fair values because of the short-term nature of those instruments.

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

As of December 31, 2022 and 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options, common stock warrants and convertible preferred stock. For the years ended December 31, 2022 and 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the years ended December 31, 2022 and 2021, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Years Ended December 31,
	2022	2021
Options outstanding	6,460,654	4,885,531
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,619,379	3,385,075
Total	12,537,176	10,727,749

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ deficit except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the years ended December 31, 2022 and 2021.

Customer Concentrations

For the years ended December 31, 2022 and 2021, one major customer accounted for approximately 45% and 39%, respectively, of product sales. As of December 31, 2022 and 2021, the customer accounted for 73% and 62%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of product sales or accounts receivable, net, for the years ended.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU 2021-04”), which clarifies and reduces the diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by certain business entities by requiring the disclosure of (1) the types of government assistance received; (2) the accounting for such assistance, and (3) the effect of the assistance on the business entity’s financial statements. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-10 on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2. Inventory

The components of inventories are as follows (in thousands):

	As of December 31,
	2022	2021
Raw materials	$615	$592
Work in process	498	507
Finished goods	1,194	983
	2,307	2,082
Less: allowance for inventory excess and obsolescence	(637)	(526)
Total current and non-current inventory, net	$1,670	$1,556

Inventory, net	$1,384	$1,184
Non-current inventory	286	372
Total current and non-current inventory, net	$1,670	$1,556

As of December 31, 2022 and 2021, the allowance for inventory excess and obsolescence consists of the following activity:

	As of December 31,
	2022	2021
Balance, beginning of year	$526	$611
Provision for inventory reserve	218	89
Write-offs	(107)	(174)
Balance, end of year	$637	$526

The write-offs include scrapped inventory and reserved inventory sold.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2022	2021
Machinery and equipment	$1,603	$1,610
Computer equipment and software	217	243
Office equipment	89	104
Leasehold improvements	558	549
Construction in progress	—	1
	2,467	2,507
Less: accumulated depreciation and amortization	(2,219)	(2,123)
Property and equipment, net	$248	$384

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $137 thousand and $171 thousand. During the year ended December 31, 2022 and 2021, the Company disposed of approximately $41 thousand and $1.0 million, respectively, in property and equipment that had been depreciated and amortized in full and had no impact on the accompanying consolidated statements of operations.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	As of December 31,
	2022	2021
Patents	$1,286	$1,277
Less: accumulated amortization	(483)	(403)
	803	874
Indefinite life logos and trademarks	75	75
Intangible assets, net	$878	$949

Amortization expense for the years ended December 31, 2022 and 2021 was $81 thousand and $91 thousand, respectively. During the years ended December 31, 2022 and 2021, the Company fully impaired and abandoned certain patents that the Company concluded it would no longer defend or incur additional costs to maintain. Impairment charges for the years ended December 31, 2022 and 2021 was zero and $250 thousand, respectively. The impairment charges, measured on a cost basis, related to abandonment of certain internally generated and licensed intellectual property in the Company’s therapeutic market segment that was determined by management to have no future economic benefit.

The timing of approval of pending patent applications is uncertain and, therefore, are included in the thereafter period below until issued. Pending patents as of December 31, 2022 and 2021 was $57 thousand and $108 thousand. As of December 31, 2022, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Years ending December 31,
2023	$82
2024	82
2025	80
2026	76
2027	73
Thereafter	410
Total	$803

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

6. Convertible Preferred Stock

As of December 31, 2022 and 2021, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company has designated 50 shares of Series D redeemable convertible preferred stock and as of both December 31, 2022 and 2021, a total of 10,004,310 of Series B, Series G and Series I-2 non-redeemable convertible preferred stock. The Company’s Series B, Series G and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying consolidated balance sheets.

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

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2022 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$471	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,781	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2021 consist of the following:

	Shares	Shares Issued	Liquidation	Carrying
	Authorized	and Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$456	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,766	$5

The significant rights and preferences of the Company’s convertible preferred stock are as follows:

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared as of December 31, 2022.

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

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted as of December 31, 2022:

			Conversion
	Initial	Current	Ratio to
	Conversion	Conversion	Common
	Price	Price	Stock
Series B	$75.00	$0.39	2.56
Series D	$37.50	$1.75	57,142.86
Series G	$60.00	$9.69	0.10
Series I-2	$1.75	$1.75	571.43

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

7. Stockholders’ Deficit

Common Stock

As of December 31, 2022, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

Common Stock Warrants

In March 2016, the Company issued warrants exercisable for 11,159,995 shares of common stock at an exercise price of $1.75 per share to certain placement agents and existing investors in connection with financing arrangements. The common stock warrants issued in March 2016 expired unexercised on March 15, 2021.

Common Stock Reserved for Future Issuance

As of December 31, 2022, the Company had shares of common stock reserved for future issuance as follows:

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

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years and no options were exercised in the years ended December 31, 2022 and 2021. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2021	5,373,203	$1.42
Granted	2,338,528	$0.45
Forfeited or cancelled	(846,468)	$1.58
Expired	(6,771)	$51.98
Outstanding at December 31, 2022	6,858,492	$1.02	7.37	$—
Vested and expected to vest at December 31, 2022	6,557,597	$1.05	7.29	$—
Exercisable at December 31, 2022	4,561,172	$1.31	6.49	$—

Stock-Based Compensation

The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Risk-free interest rate	2.86%	0.89%
Expected stock price volatility	90.29%	83.90%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.71	5.67
Weighted-average fair value of awards granted	$0.33	$0.27

Total stock-based compensation expense for the years ended December 31, 2022 and 2021 was comprised of the following (in thousands):

	Years Ended December 31,
	2022	2021
Cost of sales	$5	$21
Research and development	42	46
Selling and marketing	7	32
General and administrative	345	545
Total	$399	$644

Unrecognized compensation expense related to stock options as of December 31, 2022 was $609 thousand, which is expected to be recognized over a weighted-average period of approximately 1.99 years.

9. Related Party Transactions

Related party lease agreements

In 2011, the Company executed an operating lease for its corporate offices with S Real Estate Holdings LLC. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer. The lease agreement was approved by the Board of Directors and was reviewed by the Company’s outside legal counsel. The terms of the lease were reviewed by a committee of independent directors, and the Company believes that, in total, those terms are at least as favorable to the Company as could be obtained for comparable facilities from an unaffiliated party. In March 2017, the Company signed an amendment to the lease agreement to extend the term of the lease until 2020 and include annual adjustments to the monthly lease payments. In March 2020, the Company entered into an amendment to the lease agreement. The amendment extended the term of the lease for three years (until February 28, 2023) and provided for a 2% increase in monthly rent. For the years ended December 31, 2022 and 2021, the Company recorded zero and $157 thousand, respectively, in operating lease cost that was related to the facility lease arrangement with related parties.

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

Related party note payable

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

On March 5, 2021, to obtain additional funding for working capital purposes, the Company further modified the Note and issued an unsecured, non-convertible promissory note (the “New Note”) in the amount of $2.7 million to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided additional funding in the amount of $350 thousand to the Company. The outstanding principal amount under the New Note accrues interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the New Note is due and payable on January 15, 2022 and may be pre-paid by the Company without penalty at any time.

On January 13, 2022, to obtain additional funding for working capital purposes, the Company further modified the Note and issued an unsecured, non-convertible promissory note (the “January 2022 Note”) in the amount of $2.9 million to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided additional funding in the amount of $250 thousand to the Company. The outstanding principal amount under the January 2022 Note accrues interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the January 2022 Note was due and payable on March 15, 2022 and may be pre-paid by the Company without penalty at any time.

On March 1, 2022, the Noteholder surrendered the January 2022 Note, and the Company issued a new promissory note (“March 2022 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from March 15, 2022 to September 15, 2022. The March 2022 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

On September 15, 2022, the Noteholder surrendered the March 2022 Note, and the Company issued a new promissory note (“September 2022 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from September 15, 2022 to March 15, 2023. The September 2022 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance. The amendments qualify as a troubled debt restructuring which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

On March 14, 2023, the Noteholder surrendered the September 2022 Note, and the Company issued a new promissory note (“March 2023 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from March 15, 2023 to September 15, 2023. The March 2023 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

10. Income Taxes

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2022, operating loss carryforwards of approximately $73.5 million, which may be applied against future taxable income and will expire in various years through 2038. However, any net operating loss carryforwards generated in 2018 and future tax years will not expire and are carried forward indefinitely. At December 31, 2021, the Company had operating loss carryforwards of approximately $74.9 million. The decrease in federal operating loss carryforwards for the year ended December 31, 2022 is approximately $1.4 million.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. A reconciliation of the statutory federal income tax rate and the effective income tax rate for the year ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Permanent items	(5.1%)	(7.0%)
State income taxes, net of federal taxes	(8.5%)	(0.2%)
Foreign	0.8%	(0.8%)
Change in valuation allowance	190.7%	46.6%
Forgiveness of PPP loans	0.0%	26.7%
Stock-based compensation	8.0%	(83.8%)
Adjustment to NOL for ERC	(40.6%)	0.0%
Change in uncertain tax positions	(170.0%)	0.0%
Other	3.7%	(2.5%)
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017. The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return.

At December 31, 2022 and 2021, the Company's reserve for unrecognized tax benefits is approximately $953 thousand and zero, respectively. Due to the full valuation allowance at December 31, 2022, current adjustments to the unrecognized tax benefits will have no impact on the Company's effective tax rate. The Company does not anticipate any significant change in its unrecognized tax benefits within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. A reconciliation of the reserve for unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2021	$—
Increase (decrease) of unrecognized tax benefits taken in prior years	953
Balance at December 31, 2022	$953

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

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Net operating loss carryforwards	$19,266	$19,603
Research and development tax credit	1,993	2,899
Stock-based compensation	1,252	1,153
Other	425	235
Non-current deferred tax assets	22,936	23,890
Valuation allowance	(22,936)	(23,890)
Net deferred tax assets	$—	$—

11. Commitments and Contingencies

Leases

As of December 31, 2022, the Company has three operating leases for real estate in California and Maryland:

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

In November 2021, the Company entered into an operating lease for supplemental office space adjacent to its new corporate headquarters with the same landlord. The lease commenced on December 1, 2021 and expires on December 31, 2026 and is not subject to the co-tenant agreement with S Real Estate Holdings, LLC. At commencement, base rent due under the supplemental office lease was approximately $4 thousand per month and increases at a fixed amount per annum over the lease term. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of approximately $247 thousand.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. As of December 31, 2022, total right-of-use assets and operating lease liabilities were approximately $727 thousand and $950 thousand, respectively. As of December 31, 2022, the Company had no finance leases.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease costs	$278	$456
Short-term lease costs	7	1
Variable lease costs	167	225
Total lease costs	$452	$682
Operating cash used for operating leases	317	508
Right-of-use asset obtained in exchange for operating lease liability	—	479
Weighted-average remaining lease term (years)	3.43	4.42
Weighted-average discount rate	13.38%	13.48%

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Years ending December 31,
2023	$338
2024	349
2025	360
2026	118
Total minimum lease payments	1,165
Less: imputed interest	(215)
Total future minimum lease payments	950
Less: operating lease liabilities, current	(230)
Operating lease liabilities, net of current portion	$720

Licensed Patents

The Company had a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The patents, along with the license agreement, expired at the end of July 2022. These patents were fully impaired in prior years and therefore the expiration did not result in any impairment for the year ended December 31, 2022. The Company does not anticipate any short-term liquidity effects from this obligation as they will no longer be liable for the annual licensing fee.

12. Segments and Geographic Information

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market, and; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for net loss. Results of operations by market segment were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Revenues:
Biomedical market	$7,131	$5,936
Anti-aging market	1,049	1,240
Total revenues	8,180	7,176
Operating expenses:
Therapeutic market	2,369	3,267
Biomedical market	4,384	4,346
Anti-aging market	1,610	1,484
Total operating expenses	8,363	9,097
Operating income (loss):
Therapeutic market	(2,369)	(3,267)
Biomedical market	2,747	1,590
Anti-aging market	(561)	(244)
Total operating loss	(183)	(1,921)
Other income (expense), net:
Therapeutic market	(135)	1,012
Biomedical market	(8)	(2)
Anti-aging market	(5)	12
Total other income (expense), net	(148)	1,022
Net loss:
Therapeutic market	(2,504)	(2,255)
Biomedical market	2,739	1,588
Anti-aging market	(566)	(232)
Total net loss	$(331)	$(899)

Geographic Information

The Company’s wholly-owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. The Company's long-lived assets including property, plant, and equipment, net, right-of-use assets, and intangible assets, net are domiciled in the United States. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped (in thousands):

	Years Ended December 31,
	2022	2021
United States	$7,016	$5,917
Asia	690	806
Europe	393	345
All other regions	81	108
Total	$8,180	$7,176

13. Subsequent Events

On March 14, 2023, the Noteholder surrendered the September 2022 Note, and the Company issued a new Promissory Note (“March 2023 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from March 15, 2023 to September 15, 2023. The March 2023 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.