Form 10-Q
period 2023-03-31
International Stem Cell CORP
filed 2023-05-12
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	Signatures	29

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$943	$742
Accounts receivable, net	688	747
Inventory, net	1,294	1,384
Prepaid expenses and other current assets	311	90
Total current assets	3,236	2,963
Non-current inventory, net	295	286
Property and equipment, net	232	248
Intangible assets, net	858	878
Right-of-use assets	687	727
Deposits and other assets	33	33
Total assets	$5,341	$5,135
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$351	$322
Accrued liabilities	632	508
Operating lease liabilities, current	241	230
Advances	250	250
Related party note payable	3,357	3,325
Total current liabilities	4,831	4,635
Operating lease liabilities, net of current portion	656	720
Total liabilities	5,487	5,355
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at March 31, 2023 and December 31, 2022	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,785 and $9,781 at March 31, 2023 and December 31, 2022, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at March 31, 2023 and December 31, 2022	8	8
Additional paid-in capital	105,920	105,812
Accumulated deficit	(110,379)	(110,345)
Total stockholders' deficit	(4,446)	(4,520)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,341	$5,135

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product sales	$2,086	$2,020
Operating expenses:
Cost of sales	824	725
General and administrative	800	832
Selling and marketing	315	301
Research and development	145	137
Total operating expenses	2,084	1,995
Income from operations	2	25
Other income (expense):
Interest expense	(36)	(34)
Total other income (expense), net	(36)	(34)
Net loss	$(34)	$(9)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004	8,004

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2023
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2023	—	$4,300	5,254	$5	8,004	$8	$105,920	$(110,379)	$(4,446)

	Three Months Ended March 31, 2022
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)
Stock-based compensation	—	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,504	$(110,023)	$(4,506)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(34)	$(9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	56
Non-cash operating lease expense	40	33
Stock-based compensation	108	91
Interest expense on related party note payable	32	32
Changes in operating assets and liabilities:
Accounts receivable	59	(58)
Inventory, net	81	(156)
Prepaid expenses and other current assets	(221)	(203)
Deposits and other assets	—	4
Accounts payable	29	125
Accrued liabilities	124	99
Operating lease liabilities	(53)	(37)
Net cash provided by (used in) operating activities	216	(23)
Cash flows from investing activities
Purchases of property and equipment	(15)	—
Net cash used in investing activities	(15)	—
Cash flows from financing activities
Proceeds from note payable from a related party	—	250
Net cash provided by financing activities	—	250
Net increase in cash	201	227
Cash, beginning of period	742	171
Cash, end of period	$943	$398
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results For the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.4 million as of March 31, 2023 and has incurred net losses and negative operating cash flows annually, since inception. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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
•
the number and type of product candidates that the Company decides to pursue; and
•
demand from the Company’s largest original equipment manufacturer customers.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for doubtful accounts represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was immaterial.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The anti-aging market sells products solely through the ecommerce channel. The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three months ended March 31, 2023 and 2022.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands, except percentages):

Biomedical market:

	Three Months Ended March 31, 2023
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$530	$192	$722	39%
Media	984	162	1,146	61%
Total	$1,514	$354	$1,868	100%

	Three Months Ended March 31, 2022
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$337	$109	$446	25%
Media	1,213	112	1,325	75%
Total	$1,550	$221	$1,771	100%

Anti-aging market:

	Three Months Ended March 31,
	2023	2022
Skin care sales channels	$218	$249

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of March 31, 2023 and December 31, 2022, accounts receivable, net, totaled $688 thousand and $747 thousand, respectively. During the three months ended March 31, 2023 and 2022, the Company did not incur material write-offs of its accounts receivable.

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

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products as well as related direct materials, shipping costs, general laboratory supplies and an allocation of overhead.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. For the three months ended March 31, 2023 and 2022, no tax credits were provided.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the three months ended March 31, 2023 and 2022, there was no difference in the number of shares used to calculate basic and diluted shares outstanding.

For the three months ended March 31, 2023 and 2022, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive:

	March 31,	March 31,
	2023	2022
Options outstanding	6,858,492	5,372,535
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	3,619,379	3,619,379
Total	12,935,014	11,449,057

Customer Concentrations

For the three months ended March 31, 2023 and 2022, one customer accounted for approximately 47% and 45% of consolidated revenues, respectively. As of March 31, 2023 and December 31, 2022, the customer accounted for approximately 47% and 73%, respectively, of accounts receivable, net. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company adopted ASC 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

2. Inventory

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$579	$615
Work in process	557	498
Finished goods	1,121	1,194
	2,257	2,307
Less: allowance for inventory excess and obsolescence	(668)	(637)
Total current and non-current inventory, net	$1,589	$1,670

Inventory, net	$1,294	$1,384
Non-current inventory	295	286
Total current and non-current inventory, net	$1,589	$1,670

3. Prepaid Expenses and Other Current Assets

The components of prepaid and other current assets are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$285	$64
Other current assets	26	26
Total prepaid expenses and other current assets	$311	$90

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Machinery and equipment	$1,600	$1,603
Computer equipment and software	221	217
Office equipment	88	89
Leasehold improvements	569	558
	2,478	2,467
Less: accumulated depreciation and amortization	(2,246)	(2,219)
Property and equipment, net	$232	$248

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $31 thousand and $37 thousand, respectively.

5. Intangible Assets

Intangible Assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Patents	$1,286	$1,286
Less: accumulated amortization	(503)	(483)
	783	803
Indefinite life logos and trademarks	75	75
Intangible assets, net	$858	$878

Amortization expense for the three months ended March 31, 2023 and 2022 was $20 thousand and $19 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of March 31, 2023 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$475	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,785	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2022 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$471	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,781	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying consolidated balance sheets.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. No dividends have been declared during the three months ended March 31, 2023.

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

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted as of March 31, 2023:

			Conversion
	Initial	Current	Ratio to
	Conversion	Conversion	Common
	Price	Price	Stock
Series B	$75.00	$0.39	2.56
Series D	$37.50	$1.75	57,142.86
Series G	$60.00	$9.69	0.10
Series I-2	$1.75	$1.75	571.43

Common Stock

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the three months ended March 31, 2023 is summarized below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,858,492	$1.02
Outstanding at March 31, 2023	6,858,492	$1.02	7.13	$—
Vested and expected to vest at March 31, 2023	6,624,476	$1.04	7.06	$—
Exercisable at March 31, 2023	4,887,890	$1.25	6.42	$—

Total stock-based compensation expense recorded in the condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$1	$2
Research and development	21	6
Selling and marketing	1	3
General and administrative	85	80
Total	$108	$91

Unrecognized compensation expense related to stock options as of March 31, 2023 was $522 thousand, which is expected to be recognized over a weighted-average period of 1.81 years.

Common Stock Reserved for Future Issuance

As of March 31, 2023, the Company had shares of common stock reserved for future issuance as follows:

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three months ended March 31, 2023 and 2022 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2023 and 2022, lease expense totaled $71 thousand and $73 thousand, respectively. As of March 31, 2023 and December 31, 2022, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2023 (remaining nine months)	$254
2024	349
2025	360
2026	119
Total minimum lease payments	1,082
Less: imputed interest	(185)
Total future minimum lease payments	897
Less: operating lease liabilities, current	(241)
Operating lease liabilities, net of current portion	$656

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for operating loss. Revenues, expenses and operating loss for the three months ended March 31, 2023 and 2022 by reporting segment were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Biomedical market	$1,868	$1,771
Anti-aging market	218	249
Total revenues	2,086	2,020
Operating expenses:
Therapeutic market	577	624
Biomedical market	1,093	999
Anti-aging market	414	372
Total operating expenses	2,084	1,995
Operating income (loss):
Therapeutic market	(577)	(624)
Biomedical market	775	772
Anti-aging market	(196)	(123)
Total operating loss	2	25
Other income (expense), net:
Therapeutic market	(36)	(34)
Total other income (expense), net	(36)	(34)
Net loss:
Therapeutic market	(613)	(658)
Biomedical market	775	772
Anti-aging market	(196)	(123)
Total net loss	$(34)	$(9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”). The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in the Risk Factors included in our Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $2.1 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Product sales	$2,086	$2,020	$66	3%
Cost of sales	824	725	99	14%
As a % of revenues	40%	36%
General and administrative	800	832	(32)	-4%
Selling and marketing	315	301	14	5%
Research and development	145	137	8	6%
Other income (expense), net	(36)	(34)	(2)	6%
Net loss	$(34)	$(9)	$(25)	278%
As a % of revenues	-2%	0%

Product sales, net

Product sales for the three months ended March 31, 2023 was $2,086 thousand compared to $2,020 thousand for the three months ended March 31, 2022. The increase of $66 thousand, or 3%, was primarily attributable to an increase of $276 thousand in our Cells product sales, partially offset by a $179 thousand decrease in our Media and other product sales in our Biomedical market segment. This net increase was further offset by a decrease in our skin care product sales of approximately $31 thousand as a result of the discontinuation of our professional line of anti-aging products, resulting in only one product line and less demand.

Cost of sales

Cost of sales for the three months ended March 31, 2023 was $824 thousand, compared to $725 thousand for the three months ended March 31, 2022. The increase of $99 thousand, or 14%, was from our Biomedical line, approximately $69 thousand unfavorable manufacturing variances, partially offset by the sale of 100% reserved inventory of $30 thousand and from our Skin care line, a decrease in anti-aging product sales of approximately $6 thousand.

Profit margins have decreased approximately 4% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, which is primarily attributable to an overall increase in cost of sales.

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and the allocation of overhead. We aim to continue to refine our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both our LCT and LSC segments.

Research and development income

Research and development expense for the three months ended March 31, 2023 was $145 thousand, compared to $137 thousand for the three months ended March 31, 2022. The increase of $8 thousand, or 6%, was a result of an increase in personnel and stock compensation costs, including consultant costs, of approximately $34 thousand. This was partially offset by a decrease of approximately $19 thousand in other patent related costs quarter-over-quarter, as well as a net decrease in supplies, facilities and licensing expense of approximately $7 thousand.

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

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2023 was $315 thousand, compared to $301 thousand for the three months ended March 31, 2022. The increase of $14 thousand, or 5%, was primarily attributable to an increase in advertising expense partially offset by a decrease in shipping costs resulting from the reclassification to cost of sales in the current year versus the prior year.

Our sales and marketing expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and share-based compensation for our Biomedical and Anti-aging cosmetic businesses. Other significant costs include facility costs not otherwise included in or allocated to other departments, as well as marketing material costs, permits and licenses for ecommerce, and other advertising expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 was $800 thousand, compared to $832 thousand for the three months ended March 31, 2022. The decrease of $32 thousand, or 4%, was primarily attributable to decreases in personnel-related costs, including relocation costs, of approximately $34 thousand, and insurance and licensing fees of approximately $22 thousand, which were partially offset by increases in consulting fees, legal fees and other logistics and general fees of approximately $24 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and share-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Other income (expense), net

Other expense, net for the three months ended March 31, 2023 was $36 thousand, compared to other expense, net of $34 thousand for the three months ended March 31, 2022. The increase was attributable to interest on our related party note payable.

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

As of March 31, 2023, we had an accumulated deficit of approximately $110.4 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $34 thousand and $9 thousand for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had cash of approximately $943 thousand, compared to $742 thousand as of December 31, 2022. Our primary use of cash is to continue to fund our research and development programs while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$216	$(23)
Net cash used in investing activities	(15)	—
Net cash provided by financing activities	—	250
Net increase (decrease) in cash	$201	$227

Operating Cash Flows

For the three months ended March 31, 2023, net cash provided by operating activities was $216 thousand, resulting primarily from our net loss of $34 thousand and net changes in operating assets and liabilities of $19 thousand, consisting of decreases in operating lease liabilities of $53 thousand, accounts receivable, net of $59 thousand and inventory, net of $81 thousand partially offset by increases in accounts payable of $29 thousand, accrued liabilities of $124 thousand and prepaid expenses and other current assets of $221 thousand. The decrease in cash was partially offset by net noncash adjustments of $231 thousand, pertaining to recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, and interest expense on our related party note payable.

For the three months ended March 31, 2022, net cash used in operating activities was $23 thousand, resulting primarily from our net loss of $9 thousand and net changes in operating assets and liabilities of $226 thousand, partially offset by net recurring non-cash adjustments of $212 thousand.

Investing Cash Flows

Net cash used in investing activities for the three months ended March 31, 2023 was $15 thousand, compared to none for the three months ended March 31, 2022. The increase was attributable to the purchase of property and equipment during the current period.

Financing Cash Flows

For the three months ended March 31, 2023, no net cash was provided by financing activities compared to $250 thousand net cash provided for the three months ended March 31, 2022. Net cash provided for the three months ended March 31, 2022 was wholly attributable to proceeds from our related party note payable of $250 thousand.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2023 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at December 31, 2022, our disclosure controls and procedures were not effective as of such date due to a material weakness over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Remediation

As previously described in "Part II - Item 9A.Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2022, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed no later than December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Form of Note issued on September 15, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 16, 2022).
10.2	Form of Note issued on March 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 16, 2023).
24.1	Power of attorney (included on signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 12, 2023
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President, Chief Scientific Officer and Director (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrey Semechkin and Russell Kern, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-Q, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.