Form 10-Q
period 2023-06-30
International Stem Cell CORP
filed 2023-08-11
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 8, 2023, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$1,382	$742
Accounts receivable, net	662	747
Inventory, net	1,296	1,384
Prepaid expenses and other current assets	344	90
Total current assets	3,684	2,963
Non-current inventory, net	326	286
Property and equipment, net	256	248
Intangible assets, net	837	878
Right-of-use assets	646	727
Deposits and other assets	37	33
Total assets	$5,786	$5,135
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$331	$322
Accrued liabilities	521	508
Operating lease liabilities, current	252	230
Advances	250	250
Related party note payable	3,390	3,325
Total current liabilities	4,744	4,635
Operating lease liabilities, net of current portion	588	720
Total liabilities	5,332	5,355
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at June 30, 2023 and December 31, 2022	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,789 and $9,781 at June 30, 2023 and December 31, 2022, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at June 30, 2023 and December 31, 2022	8	8
Additional paid-in capital	106,028	105,812
Accumulated deficit	(109,887)	(110,345)
Total stockholders' deficit	(3,846)	(4,520)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,786	$5,135

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales	$1,841	$2,027	$3,927	$4,047
Operating expenses:
Cost of sales	713	718	1,537	1,443
General and administrative	918	872	1,718	1,704
Selling and marketing	309	323	624	624
Research and development	45	83	190	220
Total operating expenses	1,985	1,996	4,069	3,991
Income (loss) from operations	(144)	31	(142)	56
Other income (expense):
Interest expense	(35)	(33)	(71)	(67)
Other income	671	—	671	—
Total other income (expense), net	636	(33)	600	(67)
Net income (loss)	492	(2)	458	(11)
Undistributed earnings allocated to participating securities	(233)	—	(217)	—
Net income (loss) allocable to common stockholders	$259	$(2)	$241	$(11)
Net income (loss) per common share, basic and diluted	$0.03	$—	$0.03	$—
Weighted-average common shares used to compute net income per share, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Six Months Ended June 30, 2023
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2023	—	4,300	5,254	5	8,004	8	105,920	(110,379)	(4,446)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net income	—	—	—	—	—	—	—	492	492
Balance at June 30, 2023	—	$4,300	5,254	$5	8,004	$8	$106,028	$(109,887)	$(3,846)

	Three and Six Months Ended June 30, 2022
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)
Stock-based compensation	—	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2022	—	4,300	5,254	5	8,004	8	105,504	(110,023)	(4,506)
Stock-based compensation	—	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2022	—	$4,300	5,254	$5	8,004	$8	$105,594	$(110,025)	$(4,418)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$458	$(11)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	99	111
Non-cash operating lease expense	81	68
Stock-based compensation	216	181
Interest expense on related party note payable	65	67
Changes in operating assets and liabilities:
Accounts receivable	85	181
Inventory, net	48	(164)
Prepaid expenses and other current assets	(254)	(249)
Deposits and other assets	(4)	5
Accounts payable	9	(36)
Accrued liabilities	13	97
Operating lease liabilities	(110)	(81)
Net cash provided by operating activities	706	169
Cash flows from investing activities
Purchases of property and equipment	(66)	(1)
Payments for patent licenses	—	(3)
Net cash used in investing activities	(66)	(4)
Cash flows from financing activities
Proceeds from note payable from a related party	—	250
Net cash provided by financing activities	—	250
Net increase in cash	640	415
Cash, beginning of period	742	171
Cash, end of period	$1,382	$586
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$—
Purchase of property and equipment included in accounts payable	$29	$—
Patent license costs included in accounts payable	$—	$5

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $109.9 million as of June 30, 2023. The Company has historically incurred net losses and negative operating cash flows annually, noting the net income recognized during the three and six months ended June 30, 2023 was from non-recurring other income provided by the Employee Retention Credit (see Note 9 for further discussion). Without the Employee Retention Credit, the Company would have incurred net losses and negative operating cash flows. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for doubtful accounts represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was immaterial.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The anti-aging market sells products solely through the ecommerce channel. The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three and six months ended June 30, 2023 and 2022.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands, except percentages):

Biomedical market:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$407	$116	$523	32%	$937	$308	$1,245	36%
Media	971	132	1,103	68%	1,955	294	2,249	64%
Total	$1,378	$248	$1,626	100%	$2,892	$602	$3,494	100%

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Cells	$306	$175	$481	27%	$643	$284	$927	26%
Media	1,164	150	1,314	73%	2,377	262	2,639	74%
Total	$1,470	$325	$1,795	100%	$3,020	$546	$3,566	100%

Anti-aging market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Skin care sales channels	$215	$232	$433	$481

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of June 30, 2023 and December 31, 2022, accounts receivable, net, totaled $662 thousand and $747 thousand, respectively.

During the three and six months ended June 30, 2023 and 2022, the Company did not incur any material write-offs of its accounts receivable.

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

Australian Research and Development Tax Credit

The Company’s wholly owned subsidiary, Cyto Therapeutics, conducts various research and development activities on the Company’s product candidates in Australia. Under Australian tax law, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. The Australian Research and Development tax incentive program is a self-assessment process and the Australian Government has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur and, as a result of the review and failure of a related appeal, the qualified program and related expenditures were disqualified, the respective research and development refunds could be recalled with penalties and interest.

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. The Company recognized a research and development tax credit receivable of $99 thousand and zero as of June 30, 2023 and December 31, 2022, respectively, within prepaid expenses and other current assets on the accompanying condensed consolidated financial statements. During the six months ended June 30, 2023 and 2022, the Company recognized a reduction in research and development expenses of $99 thousand and $80 thousand, respectively.

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

Employee Retention Credit

Similar to the Australian Research and Development tax credit, the Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the refundable Employee Retention tax credit from the U.S. government. The Company recognized the refundable tax credit as other income when there was reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. Laws and regulations concerning government programs, including the ERC, are complex and subject to varying interpretations. Claims made under these programs may also be subject to retroactive audit and review. While the Company does not believe there is a basis for estimation of an audit or recapture risk at this time, there can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC in a future period. See Note 9 for further discussion.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two class or "if-converted" method. The two class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock.

The following table details the computation of basic and diluted net income (loss) per common share as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
EPS Numerator
Net income (loss)	$492	$(2)	$458	$(11)
Less: undistributed earnings allocated to participating securities	(233)	—	(217)	—
Net income (loss) attributable to common stockholders - basic and diluted	$259	$(2)	$241	$(11)

EPS Denominator
Weighted-average number of common shares outstanding - basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

Net income (loss) per share attributable to common stockholders - basic and diluted	$0.03	$—	$0.03	$—

For the three and six months ended June 30, 2023 and 2022, the following common stock options and convertible preferred stock were not included in the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock options	7,315,026	6,863,092	7,088,020	6,863,092
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	4,764,068	3,619,379	4,764,068	3,619,379
Total	14,536,237	12,939,614	14,309,231	12,939,614

Customer Concentrations

For the three months ended June 30, 2023 and 2022, one customer accounted for approximately 44% and 46% of consolidated revenues, respectively. For the six months ended June 30, 2023 and 2022, one customer accounted for approximately 46% of consolidated revenues in both periods. As of both June 30, 2023 and December 31, 2022, the same customer accounted for approximately 50% and 73% of accounts receivable, net, respectively. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

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

2. Inventory

The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$612	$615
Work in process	535	498
Finished goods	1,142	1,194
	2,289	2,307
Less: allowance for inventory excess and obsolescence	(667)	(637)
Total current and non-current inventory, net	$1,622	$1,670

Inventory, net	$1,296	$1,384
Non-current inventory	326	286
Total current and non-current inventory, net	$1,622	$1,670

3. Prepaid Expenses and Other Current Assets

The components of prepaid and other current assets are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$213	$64
Australian research and development tax credit	99	—
Other current assets	32	26
Total prepaid expenses and other current assets	$344	$90

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Machinery and equipment	$1,602	$1,603
Computer equipment and software	221	217
Office equipment	88	89
Leasehold improvements	581	558
Construction in progress	37	—
	2,529	2,467
Less: accumulated depreciation and amortization	(2,273)	(2,219)
Property and equipment, net	$256	$248

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $27 thousand and $35 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $58 thousand and $72 thousand, respectively. During the three and six months ended June 30, 2023, the Company had immaterial disposals of property and equipment that had been depreciated and amortized in full and had no impact on the accompanying condensed consolidated statements of operations. There were no disposals of property and equipment for the three and six months ended June 30, 2022.

5. Intangible Assets

Intangible Assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Patents	$1,286	$1,286
Less: accumulated amortization	(524)	(483)
	762	803
Indefinite life logos and trademarks	75	75
Intangible assets, net	$837	$878

Amortization expense for the three months ended June 30, 2023 and 2022 was $21 thousand and $20 thousand, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $41 thousand and $39 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of June 30, 2023 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$479	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,789	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2022 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$471	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,781	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. At June 30, 2023, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s board of directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in prior years, this does not have an ongoing impact. No dividends have been declared during the six months ended June 30, 2023.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of June 30, 2023:

			Conversion
	Initial	Current	Ratio to
	Conversion	Conversion	Common
	Price	Price	Stock
Series B	$75.00	$0.14	7.14
Series D	$37.50	$1.75	57,142.86
Series G	$60.00	$9.69	0.10
Series I-2	$1.75	$1.75	571.43

Common Stock

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the six months ended June 30, 2023 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,858,492	$1.02
Granted	2,450,410	$0.14
Expired	(1,354)	$40.50
Outstanding at June 30, 2023	9,307,548	$0.78	7.69	$—
Vested and expected to vest at June 30, 2023	8,838,409	$0.81	7.59	$—
Exercisable at June 30, 2023	5,273,248	$1.19	6.35	$—

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three and Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.99%	2.86%
Expected stock price volatility	89.50%	90.29%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.60	5.71
Weighted-average grant date fair value	$0.10	$0.33

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$1	$1	$2	$3
Research and development	21	10	42	16
Selling and marketing	2	1	3	4
General and administrative	84	78	169	158
Total	$108	$90	$216	$181

Unrecognized compensation expense related to stock options as of June 30, 2023 was $657 thousand, which is expected to be recognized over a weighted-average period of 1.81 years.

Common Stock Reserved for Future Issuance

As of June 30, 2023, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	9,307,548
Common stock available for issuance under the 2010 Plan	225,510
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	4,764,068
Total	16,754,269

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

The headquarter lease commenced on November 1, 2021 and expires on December 31, 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. The lease is subject to additional variable charges, including insurance, maintenance costs, taxes and operating expenses. Base rent and additional variable charges are shared between the Company and S Real Estate Holdings LLC, a related party, pursuant to a co-tenant agreement between the parties (refer to Note 7 – Related Party Transactions for further information). In addition, base rent for months two through five of the lease term were abated by 50%.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three and six months ended June 30, 2023 and 2022 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended June 30, 2023 and 2022, lease expense totaled $71 thousand and $72 thousand, respectively. For the six months ended June 30, 2023 and 2022, lease expense totaled $142 thousand and $145 thousand, respectively. As of June 30, 2023 and December 31, 2022, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2023 (remaining six months)	$169
2024	350
2025	360
2026	119
Total minimum lease payments	998
Less: imputed interest	(158)
Total future minimum lease payments	840
Less: operating lease liabilities, current	(252)
Operating lease liabilities, net of current portion	$588

9. Other Income

Other income is primarily attributable to the one-time receipt of the Employee Retention Tax Credit from the Internal Revenue Service (the "IRS"). As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained a number of programs to assist workers, families and businesses. Part of the CARES Act provides an Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually, from March 12, 2020 through January 1, 2021. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid through June 30, 2021 and 100% of qualified wages paid through December 31, 2021, up to $10,000 per employee per quarter.

On January 6, 2023, the Company filed Form 941-X for the three months ended March 31, June 30 and September 30, 2021 to claim a refund for the ERC. The Company elected to account for the ERC under IAS 20 when there was reasonable assurance of receipt, which was determined to be when the notification of acceptance of Form 941-X was received by the IRS. In June 2023, the Company received confirmation from the IRS that changes to the Company’s Q1, Q2 and Q3 941 forms amounting to $224 thousand in the first quarter of 2021, $238 thousand in the second quarter of 2021, and $201 thousand in the third quarter of 2021 had been accepted. The Company received payment from the IRS related to the ERC during the second quarter of 2023 and recorded other income of $663 thousand in the accompanying condensed consolidated statement of operations.

10. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three and six months ended June 30, 2023 and 2022 by reporting segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Biomedical market	$1,626	$1,795	$3,494	$3,566
Anti-aging market	215	232	433	481
Total revenues	1,841	2,027	3,927	4,047
Operating expenses:
Therapeutic market	606	609	1,183	1,233
Biomedical market	1,052	1,035	2,145	2,034
Anti-aging market	327	352	741	724
Total operating expenses	1,985	1,996	4,069	3,991
Operating income (loss):
Therapeutic market	(606)	(609)	(1,183)	(1,233)
Biomedical market	574	760	1,349	1,532
Anti-aging market	(112)	(120)	(308)	(243)
Total operating loss	(144)	31	(142)	56
Other income (expense), net:
Therapeutic market	636	(33)	600	(67)
Total other income (expense), net	636	(33)	600	(67)
Net income (loss):
Therapeutic market	30	(642)	(583)	(1,300)
Biomedical market	574	760	1,349	1,532
Anti-aging market	(112)	(120)	(308)	(243)
Total net income (loss)	$492	$(2)	$458	$(11)

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

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $1.8 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively. We have generated aggregate product revenues from our two commercial businesses of $3.9 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Product sales	$1,841	$2,027	$(186)	-9%
Cost of sales	713	718	(5)	-1%
Profit margin	1,128	1,309	(181)	-14%
As a % of revenues	61%	65%
General and administrative	918	872	46	5%
Selling and marketing	309	323	(14)	-4%
Research and development	45	83	(38)	-46%
Other income (expense), net	636	(33)	669	*
Net income (loss)	$492	$(2)	$494	*
As a % of revenues	27%	0%
*Denotes a change in excess of 100%

Product sales, net

Product sales for the three months ended June 30, 2023 were $1,841 thousand compared to $2,027 thousand for the three months ended June 30, 2022. The decrease of $186 thousand, or 9%, was primarily attributable to a decrease of $246 thousand in our media and other product sales, partially offset by an increase of $26 thousand in our cell product sales in our Biomedical market segment. In addition, there was a decrease in our skin care product sales of approximately $17 thousand as a result of the discontinuation of our professional line of anti-aging products, resulting in only one product line and less demand.

Cost of sales

Cost of sales for the three months ended June 30, 2023 were $713 thousand, compared to $718 thousand for the three months ended June 30, 2022. The decrease of $5 thousand, or 1%, was a result of a decrease of approximately $60 thousand in cost of goods sold due to an overall decrease in sales partially offset by unfavorable manufacturing variances and inventory adjustments of approximately $55 thousand.

Profit margins have decreased approximately 4% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 due to manufacturing inefficiencies.

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and the allocation of overhead. We plan to continue to refine our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both our LCT and LSC segments.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 were $918 thousand, compared to $872 thousand for the three months ended June 30, 2022. The increase of $46 thousand, or 5%, was primarily attributable to a net increase in personnel-costs and consulting costs of approximately $70 thousand and audit and accounting fees of approximately $30 thousand. These increases were partially offset by decreases in insurance and licensing fees of approximately $23 thousand and legal fees of approximately $30 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2023 were $309 thousand, compared to $323 thousand for the three months ended June 30, 2022. The decrease of $14 thousand, or 4%, was primarily attributable to decreases in personnel related costs, including commissions expense, and advertising and marketing related expenses of approximately $40 thousand, partially offset by an increase in consultant costs of approximately $26 thousand.

Our sales and marketing expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation for our Biomedical and Anti-aging cosmetic businesses. Other significant costs include facility costs not otherwise included in or allocated to other departments, as well as marketing material costs, permits and licenses for ecommerce, and other advertising expenses.

Research and development expenses

Research and development expenses for the three months ended June 30, 2023 were $45 thousand, compared to $83 thousand for the three months ended June 30, 2022. The decrease of $38 thousand, or 46%, was as a result of a decrease in general laboratory expenses and other patent related costs of approximately $52 thousand and an increase in the Australian R&D tax credit of approximately $20 thousand partially offset by an increase in personnel and consultant costs of approximately $32 thousand.

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

Other income (expense), net

Other income, net for the three months ended June 30, 2023 was $636 thousand, compared to other expense, net of $33 thousand for the three months ended June 30, 2022. Other income of $671 thousand was largely attributable to the Employment Tax Credit refund (see Note 9 within the accompanying condensed consolidated financial statements for further discussion) received during the three months ended June 30, 2023, which was partially offset by other expense. Other expense in both periods relate to interest expense on our related party note payable.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Product sales	$3,927	$4,047	$(120)	-3%
Cost of sales	1,537	1,443	94	7%
Profit margin	2,390	2,604	(214)	-8%
As a % of revenues	61%	64%
General and administrative	1,718	1,704	14	1%
Selling and marketing	624	624	—	0%
Research and development	190	220	(30)	-14%
Other income (expense), net	600	(67)	667	*
Net income (loss)	$458	$(11)	$469	*
As a % of revenues	12%	0%
*Denotes a change in excess of 100%

Product sales, net

Product sales for the six months ended June 30, 2023 were $3,927 thousand compared to $4,047 thousand for the six months ended June 30, 2022. The decrease of $120 thousand, or 3%, was primarily attributable to a decrease of $451 thousand in our media and other product sales partially offset by an increase of $289 thousand in our cells product sales in our Biomedical market segment. In addition, there was a decrease in our skin care product sales of approximately $48 thousand as a result of the discontinuation of our professional line of anti-aging products, resulting in only one product line and less demand.

Cost of sales

Cost of sales for the six months ended June 30, 2023 were $1,537 thousand, compared to $1,443 thousand for the six months ended June 30, 2022. The increase of $94 thousand, or 7%, was as a result of an increase in cost of sales driven by unfavorable manufacturing variances and inventory adjustments of approximately $117 thousand partially offset by a decrease in cost of sales due to an overall decrease in sales of approximately $23 thousand.

Profit margins have decreased approximately 3% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 due to manufacturing inefficiencies.

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and the allocation of overhead. We plan to continue to refine our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both our LCT and LSC segments.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 were $1,718 thousand, compared to $1,704 thousand for the six months ended June 30, 2022. The increase of $14 thousand, or 1%, was primarily attributable to a net increase in consulting and other general overhead costs of approximately $81 thousand and an increase in audit and accounting cost of approximately $38 thousand which were partially offset by decreases in personnel-related costs, including relocation costs, of approximately $27 thousand, insurance and licensing fees of approximately $46 thousand and legal fees of approximately $32 thousand for the six month period ended June 30, 2023 as compared to the six month period ended June 30, 2022.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2023 and June 30, 2022 were $624 thousand in both periods. There was an increase in consulting, and advertising and marketing related efforts, of approximately $48 thousand in the six months ended June 30, 2023 as compared to the six month period ended June 30, 2022, partially offset by a decrease in other general marketing related costs, including web site development costs, personnel related costs, and depreciation, for the six month period ended June 30, 2023 as compared to the six month period ended June 30, 2022.

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

Research and development expenses

Research and development expenses for the six months ended June 30, 2023 were $190 thousand, compared to $220 thousand for the six months ended June 30, 2022. The decrease of $30 thousand, or 14%, was a result of a decrease in general laboratory expenses and patent related costs of approximately $78 thousand and an increase in the Australian R&D tax credit of approximately $20 thousand partially offset by an increase in personnel and consultant costs of approximately $66 thousand for the six months period ended June 30, 2023 as compared to the six month period ended June 30, 2022.

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

Other income (expense), net

Other income, net for the six months ended June 30, 2023 was $600 thousand, compared to other expense, net of $67 thousand for the six months ended June 30, 2022. Other income of $671 thousand was largely attributable to the Employment Tax Credit refund (see Note 9 within the accompanying condensed consolidated financial statements for further discussion) received during the three months ended June 30, 2023, which was partially offset by other expense. Other expense in both periods relate to interest expense on our related party note payable.

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

As of June 30, 2023, we had an accumulated deficit of approximately $109.9 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We had net income of $458 thousand and incurred a net loss of $11 thousand for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had cash of approximately $1,382 thousand, compared to $742 thousand as of December 31, 2022. Our primary use of cash is to continue to fund our research and development programs while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$706	$169
Net cash used in investing activities	(66)	(4)
Net cash provided by financing activities	—	250
Net increase in cash	$640	$415

Operating Cash Flows

For the six months ended June 30, 2023, net cash provided by operating activities was $706 thousand, resulting primarily from our net income of $458 thousand and net changes in operating assets and liabilities of $213 thousand, consisting of decreases in operating lease liabilities of $110 thousand, accounts receivable, net of $85 thousand and inventory, net of $48 thousand partially offset by increases in prepaid expenses and other current assets of $254 thousand, accrued liabilities of $13 thousand, accounts payable of $9 thousand and deposits and other current assets of $4 thousand. The decrease in cash was partially offset by net noncash adjustments of $461 thousand, pertaining to recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, and interest expense on our related party note payable.

For the six months ended June 30, 2022, net cash provided by operating activities was $169 thousand, attributable to our net loss of $11 thousand and net changes in operating assets and liabilities of $247 thousand, offset by net recurring non-cash adjustments of $427 thousand.

Investing Cash Flows

Net cash used in investing activities for the six months ended June 30, 2023 was $66 thousand, compared to $4 thousand for the six months ended June 30, 2022. The increase was attributable to the purchase of property and equipment during the current period.

Financing Cash Flows

For the six months ended June 30, 2023, no net cash was provided by financing activities compared to $250 thousand net cash provided for the six months ended June 30, 2022. Net cash provided for the six months ended June 30, 2022 was wholly attributable to proceeds from our related party note payable of $250 thousand.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2023 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Remediation

As previously described in "Part II - Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2022, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed no later than December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

INTERNATIONAL STEM CELL CORPORATION
Dated: August 11, 2023
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)