Form 10-Q
period 2023-09-30
International Stem Cell CORP
filed 2023-11-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$1,430	$742
Accounts receivable, net	644	747
Inventory, net	1,317	1,384
Prepaid expenses and other current assets	267	90
Total current assets	3,658	2,963
Non-current inventory, net	288	286
Property and equipment, net	243	248
Intangible assets, net	817	878
Right-of-use assets	603	727
Deposits and other assets	32	33
Total assets	$5,641	$5,135
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$303	$322
Accrued liabilities	442	508
Operating lease liabilities, current	263	230
Advances	250	250
Related party note payable	3,424	3,325
Total current liabilities	4,682	4,635
Operating lease liabilities, net of current portion	518	720
Total liabilities	5,200	5,355
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at September 30, 2023 and December 31, 2022	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,793 and $9,781 at September 30, 2023 and December 31, 2022, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at September 30, 2023 and December 31, 2022	8	8
Additional paid-in capital	106,146	105,812
Accumulated deficit	(110,018)	(110,345)
Total stockholders' deficit	(3,859)	(4,520)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,641	$5,135

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales	$1,973	$1,703	$5,900	$5,750
Operating expenses:
Cost of sales	781	690	2,318	2,133
General and administrative	832	808	2,550	2,512
Selling and marketing	302	358	926	982
Research and development	155	147	345	367
Total operating expenses	2,070	2,003	6,139	5,994
Loss from operations	(97)	(300)	(239)	(244)
Other income (expense):
Employee retention credit	—	—	663	—
Interest expense	(34)	(35)	(105)	(102)
Other income (expense)	—	(8)	8	(8)
Total other income (expense), net	(34)	(43)	566	(110)
Net income (loss)	(131)	(343)	327	(354)
Undistributed earnings allocated to participating securities	—	—	(155)	—
Net income (loss) allocable to common stockholders	$(131)	$(343)	$172	$(354)
Net income (loss) per common share, basic and diluted	$(0.02)	$(0.04)	$0.02	$(0.04)
Weighted-average common shares used to compute net income (loss) per share, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Nine Months Ended September 30, 2023
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2023	—	4,300	5,254	5	8,004	8	105,920	(110,379)	(4,446)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net income	—	—	—	—	—	—	—	492	492
Balance at June 30, 2023	—	4,300	5,254	5	8,004	8	106,028	(109,887)	(3,846)
Stock-based compensation	—	—	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	—	—	(131)	(131)
Balance at September 30, 2023	—	$4,300	5,254	$5	8,004	$8	$106,146	$(110,018)	$(3,859)

	Three and Nine Months Ended September 30, 2022
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)
Stock-based compensation	—	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2022	—	4,300	5,254	5	8,004	8	105,504	(110,023)	(4,506)
Stock-based compensation	—	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2022	—	4,300	5,254	5	8,004	8	105,594	(110,025)	(4,418)
Stock-based compensation	—	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	—	(343)	(343)
Balance at September 30, 2022	—	$4,300	5,254	$5	8,004	$8	$105,703	$(110,368)	$(4,652)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$327	$(354)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	146	166
Non-cash operating lease expense	124	104
Stock-based compensation	334	290
Interest expense on related party note payable	99	98
Changes in operating assets and liabilities:
Accounts receivable	103	417
Inventory, net	65	(228)
Prepaid expenses and other current assets	(177)	(57)
Deposits and other assets	1	5
Accounts payable	(19)	(130)
Accrued liabilities	(66)	71
Operating lease liabilities	(169)	(129)
Net cash provided by operating activities	768	253
Cash flows from investing activities
Purchases of property and equipment	(80)	(1)
Payments for patent licenses	—	(7)
Net cash used in investing activities	(80)	(8)
Cash flows from financing activities
Proceeds from note payable from a related party	—	250
Net cash provided by financing activities	—	250
Net increase in cash	688	495
Cash, beginning of period	742	171
Cash, end of period	$1,430	$666
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.0 million as of September 30, 2023. The Company has historically incurred net losses and negative operating cash flows annually, noting the net income recognized during the nine months ended September 30, 2023 was from non-recurring other income provided by the Employee Retention Credit (see Note 9 for further discussion). Without the Employee Retention Credit, the Company would have incurred net losses. While the Company would have incurred positive operating cash flows for the nine months ended September 30, 2023 without the Employee Retention Credit, the cash inflow would not be sufficient to settle current maturities and there can be no assurance that the Company will continue to incur positive operating cash flows in the future. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

There can be no assurance that the Company will be successful in maintaining normal operating cash flow or obtaining additional funding. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional financing or to extend the maturity on its existing financing. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

Segments

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information for each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments: ISCO – therapeutic market; LCT – biomedical market; and LSC – anti-aging market.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for doubtful accounts represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was immaterial.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The anti-aging market sells products solely through the ecommerce channel. The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three and nine months ended September 30, 2023 and 2022.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands, except percentages):

Biomedical market:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,120	$235	$1,355	76%	$3,075	$529	$3,604	68%
Cells	323	107	430	24%	1,260	415	1,675	32%
Total	$1,443	$342	$1,785	100%	$4,335	$944	$5,279	100%

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$956	$199	$1,155	80%	$3,333	$461	$3,794	76%
Cells	212	73	285	20%	855	357	1,212	24%
Total	$1,168	$272	$1,440	100%	$4,188	$818	$5,006	100%

Anti-aging market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Skin care sales channels	$188	$263	$621	$744

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. As of September 30, 2023 and December 31, 2022, accounts receivable, net, totaled $644 thousand and $747 thousand, respectively. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur any material write-offs of its accounts receivable.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. The Company recognized a research and development tax credit receivable of $99 thousand and zero as of September 30, 2023 and December 31, 2022, respectively, within prepaid expenses and other current assets on the accompanying condensed consolidated financial statements. During the nine months ended September 30, 2023 and 2022, the Company recognized a reduction in research and development expenses of $99 thousand and $80 thousand, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two-class or "if-converted" method. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock.

The following table details the computation of basic and diluted net income (loss) per common share as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
EPS Numerator
Net income (loss)	$(131)	$(343)	$327	$(354)
Less: undistributed earnings allocated to participating securities	—	—	(155)	—
Net income (loss) attributable to common stockholders, basic and diluted	$(131)	$(343)	$172	$(354)

EPS Denominator
Weighted-average number of common shares outstanding, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.04)	$0.02	$(0.04)

For the three and nine months ended September 30, 2023 and 2022, the following common stock options and convertible preferred stock were not included in the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock options	9,307,548	6,858,492	7,835,993	6,858,492
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	4,764,068	3,619,379	4,764,068	3,619,379
Total	16,528,759	12,935,014	15,057,204	12,935,014

Customer Concentrations

For the three months ended September 30, 2023 and 2022, one customer accounted for approximately 47% and 34% of consolidated revenues, respectively. For the nine months ended September 30, 2023 and 2022, one customer accounted for approximately 46% and 43% of consolidated revenues, respectively. No other single customer accounted for more than 10% of revenues for the periods then ended for any segment.

As of September 30, 2023 and December 31, 2022, the same customer accounted for approximately 40% and 73% of accounts receivable, net, respectively. As of September 30, 2023, one additional customer accounted for approximately 10% of accounts receivable, net. No other single customer accounted for more than 10% of accounts receivable, net as of the periods then ended for any segment.

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

2. Inventory

The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$574	$615
Work in process	484	498
Finished goods	1,224	1,194
	2,282	2,307
Less: allowance for inventory excess and obsolescence	(677)	(637)
Total current and non-current inventory, net	$1,605	$1,670

Inventory, net	$1,317	$1,384
Non-current inventory	288	286
Total current and non-current inventory, net	$1,605	$1,670

3. Prepaid Expenses and Other Current Assets

The components of prepaid and other current assets are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$152	$64
Australian research and development tax credit	99	—
Other current assets	16	26
Total prepaid expenses and other current assets	$267	$90

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Machinery and equipment	$1,603	$1,603
Computer equipment and software	221	217
Office equipment	89	89
Leasehold improvements	617	558
Construction in progress	12	—
	2,542	2,467
Less: accumulated depreciation and amortization	(2,299)	(2,219)
Property and equipment, net	$243	$248

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $27 thousand and $34 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $85 thousand and $106 thousand, respectively. During the three and nine months ended September 30, 2023, the Company had immaterial disposals of property and equipment that had been depreciated and amortized in full and had no impact on the accompanying condensed consolidated statements of operations. There were no disposals of property and equipment for the three and nine months ended September 30, 2022.

5. Intangible Assets

Intangible Assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Patents	$1,286	$1,286
Less: accumulated amortization	(544)	(483)
	742	803
Indefinite life logos and trademarks	75	75
Intangible assets, net	$817	$878

Amortization expense for the three months ended September 30, 2023 and 2022 was $20 thousand and $21 thousand, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $61 thousand and $60 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of September 30, 2023 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$483	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,793	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2022 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$471	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,781	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of September 30, 2023, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in prior years, this does not have an ongoing impact. No dividends have been declared during the nine months ended September 30, 2023.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of September 30, 2023:

			Conversion
	Initial	Current	Ratio to
	Conversion	Conversion	Common
	Price	Price	Stock
Series B	$75.00	$0.14	7.14
Series D	$37.50	$1.75	57,142.86
Series G	$60.00	$9.69	0.10
Series I-2	$1.75	$1.75	571.43

Common Stock

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the nine months ended September 30, 2023 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,858,492	$1.02
Granted	2,450,410	$0.14
Expired	(1,354)	$40.50
Outstanding at September 30, 2023	9,307,548	$0.78	7.44	$—
Vested and expected to vest at September 30, 2023	8,946,956	$0.80	7.36	$—
Exercisable at September 30, 2023	5,877,935	$1.09	6.41	$—

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.99%	2.86%
Expected stock price volatility	89.50%	90.29%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.60	5.71
Weighted-average grant date fair value	$0.10	$0.33

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$1	$1	$3	$4
General and administrative	92	93	261	251
Selling and marketing	1	2	4	6
Research and development	24	13	66	29
Total	$118	$109	$334	$290

Unrecognized compensation expense related to stock options as of September 30, 2023 was $560 thousand, which is expected to be recognized over a weighted-average period of 1.61 years.

Common Stock Reserved for Future Issuance

As of September 30, 2023, the Company had shares of common stock reserved for future issuance as follows:

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

On March 14, 2023, the Noteholder surrendered the September 2022 Note, and the Company issued a new promissory note (“March 2023 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from March 15, 2023 to September 15, 2023. The March 2023 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance. The amendment qualifies as a troubled debt restructuring, which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

On September 15, 2023, the Noteholder surrendered the March 2023 Note, and the Company issued a new promissory note (“September 2024 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from September 15, 2023 to September 15, 2024. The September 2024 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance. The amendment qualifies as a troubled debt restructuring, which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three and nine months ended September 30, 2023 and 2022 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended both September 30, 2023 and 2022, lease expense totaled $71 thousand. For the nine months ended both September 30, 2023 and 2022, lease expense totaled $213 thousand. As of September 30, 2023 and December 31, 2022, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2023 (remaining three months)	$84
2024	349
2025	360
2026	119
Total minimum lease payments	912
Less: imputed interest	(131)
Total future minimum lease payments	781
Less: operating lease liabilities, current	(263)
Operating lease liabilities, net of current portion	$518

9. Employee Retention Credit

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three and nine months ended September 30, 2023 and 2022 by reporting segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Biomedical market	$1,785	$1,440	$5,279	$5,006
Anti-aging market	188	263	621	744
Total revenues	1,973	1,703	5,900	5,750
Operating expenses:
Therapeutic market	620	561	1,803	1,794
Biomedical market	1,124	1,011	3,269	3,045
Anti-aging market	326	431	1,067	1,155
Total operating expenses	2,070	2,003	6,139	5,994
Operating income (loss):
Therapeutic market	(620)	(561)	(1,803)	(1,794)
Biomedical market	661	429	2,010	1,961
Anti-aging market	(138)	(168)	(446)	(411)
Total operating loss	(97)	(300)	(239)	(244)
Other income (expense), net:
Therapeutic market	(34)	(43)	566	(110)
Total other income (expense), net	(34)	(43)	566	(110)
Net income (loss):
Therapeutic market	(654)	(604)	(1,237)	(1,904)
Biomedical market	661	429	2,010	1,961
Anti-aging market	(138)	(168)	(446)	(411)
Total net income (loss)	$(131)	$(343)	$327	$(354)

11. Subsequent Events

On September 11, 2023, the Company's Board of Directors voted to amend the 2010 Plan (the "2010 Plan Amendment") to 1) increase the number of shares that may be issued under the 2010 Plan from 9,700,000 shares to an aggregate of 30,000,000 shares of common stock and 2) increase the number of awards an employee may receive in a calendar year from 800,000 shares to 10,000,000 shares. The majority shareholders approved the 2010 Plan Amendment on September 21, 2023 and the Company filed the Notice of Internet Availability of Information Statement (the "Notice") on September 27, 2023, noting the 2010 Plan Amendment would become effective no earlier than 40 calendar days after the Notice was first made available to shareholders. Accordingly, on November 6, 2023, the 2010 Plan Amendment became effective.

Since the 2010 Plan Amendment effective date, the compensation committee granted a total of 2,500,000 option awards at the grant date fair market value of $0.12 per share. Pursuant to the conversion features of outstanding convertible preferred stock, the option awards granted below the current conversion price triggered the down round feature of Series B convertible preferred stock.

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

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $1,973 thousand and $1,703 thousand for the three months ended September 30, 2023 and 2022, respectively. We have generated aggregate product revenues from our two commercial businesses of $5,900 thousand and $5,750 thousand for the nine months ended September 30, 2023 and 2022, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

We announced the successful completion of the dose escalating phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response with an apparent peak effectiveness at our middle dose. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and PD symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF-Time in the second cohort dropped by 55% from the initial reading. The same was true for % ON-Time without dyskinesia, which is the time during the day when levodopa medication is performing optimally without dyskinesia. The % ON-Time increased an average of 42% above the initial evaluation at 12 months post-transplantation in the second cohort.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Product sales	$1,973	$1,703	$270	16%
Cost of sales	781	690	91	13%
Profit margin	1,192	1,013	179	18%
As a % of revenues	60%	59%
General and administrative	832	808	24	3%
Selling and marketing	302	358	(56)	-16%
Research and development	155	147	8	5%
Other income (expense), net	(34)	(43)	9	-21%
Net income (loss)	$(131)	$(343)	$212	-62%
As a % of revenues	-7%	-20%

Product sales, net

Product sales for the three months ended September 30, 2023 were $1,973 thousand compared to $1,703 thousand for the three months ended September 30, 2022. The increase of $270 thousand, or 16%, was primarily attributable to an increase in product sales from our Biomedical market segment, including an increase of $215 thousand from our media and other product sales and an increase of $131 thousand from our cell product sales. The increase in product sales from our Biomedical market segment is partially offset by a decrease in product sales from our skin care product line of approximately $75 thousand. The decrease in skin care product sales is primarily attributable to the discontinuation of our professional line of anti-aging products, resulting in only one product line and less demand.

Cost of sales

Cost of sales for the three months ended September 30, 2023 were $781 thousand, compared to $690 thousand for the three months ended September 30, 2022. The increase of $91 thousand, or 13%, was a result of an increase of approximately $126 thousand in cost of goods sold due to an overall increase in product sales partially offset by favorable manufacturing variances and inventory adjustments of approximately $35 thousand.

Profit margins have increased approximately 1% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 due to less manufacturing inefficiencies.

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

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 were $832 thousand, compared to $808 thousand for the three months ended September 30, 2022. The increase of $24 thousand, or 3%, was primarily attributable to a net increase in personnel-related costs, specifically increases in benefit costs, consulting costs and legal fees of approximately $48 thousand, partially offset by decreases in insurance fees, licensing fees, and other general costs of approximately $24 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2023 were $302 thousand, compared to $358 thousand for the three months ended September 30, 2022. The decrease of $56 thousand, or 16%, was primarily attributable to decreases in personnel-related costs, including commissions expense, and advertising and marketing-related expenses of approximately $72 thousand partially offset by an increase in consulting costs of approximately $16 thousand.

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

Research and development expenses

Research and development expenses for the three months ended September 30, 2023 were $155 thousand, compared to $147 thousand for the three months ended September 30, 2022. The increase of $8 thousand, or 5%, was a result of an increase in personnel-related costs, specifically an increase in stock-based compensation expense due to an increase in grants from the prior period, and lab-related costs of approximately $28 thousand. The increases are partially offset by decreases in consulting costs of approximately $18 thousand and depreciation expense of approximately $2 thousand.

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

Other income (expense), net

Other expense, net for the three months ended September 30, 2023 was $34 thousand, compared to other expense, net of $43 thousand for the three months ended September 30, 2022. Other expenses in both periods primarily relate to interest expense on our related party note payable.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Product sales	$5,900	$5,750	$150	3%
Cost of sales	2,318	2,133	185	9%
Profit margin	3,582	3,617	(35)	-1%
As a % of revenues	61%	63%
General and administrative	2,550	2,512	38	2%
Selling and marketing	926	982	(56)	-6%
Research and development	345	367	(22)	-6%
Other income (expense), net	566	(110)	676	*
Net income (loss)	$327	$(354)	$681	*
As a % of revenues	6%	-6%
*Denotes a change in excess of 100%

Product sales, net

Product sales for the nine months ended September 30, 2023 were $5,900 thousand compared to $5,750 thousand for the nine months ended September 30, 2022. The increase of $150 thousand, or 3%, was primarily attributable to an increase of $418 thousand in our cell product sales, partially offset by a decrease of $145 thousand in our media and other product sales from our Biomedical market segment. The net increase in product sales was also partially offset by a decrease in our skin care product sales of approximately $123 thousand. The decrease in skin care product sales was primarily attributable to the discontinuation of our professional line of anti-aging products, resulting in only one product line and less demand.

Cost of sales

Cost of sales for the nine months ended September 30, 2023 were $2,318 thousand, compared to $2,133 thousand for the nine months ended September 30, 2022. The increase of $185 thousand, or 9%, was a result of an increase of approximately $95 thousand in cost goods sold due to an overall increase in product sales. The remaining $90 thousand increase was driven by unfavorable manufacturing variances and inventory adjustments during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Profit margins have decreased approximately 2% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 due to manufacturing inefficiencies.

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

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 were $2,550 thousand, compared to $2,512 thousand for the nine months ended September 30, 2022. The increase of $38 thousand, or 2%, was primarily attributable to increases in consulting costs and other general overhead costs of approximately $132 thousand and audit and accounting costs of approximately $37 thousand partially offset by decreases in personnel-related costs of approximately $20 thousand, insurance and licensing fees of approximately $77 thousand, and legal fees of approximately $27 thousand for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2023 were $926 thousand, compared to $982 thousand for the nine months ended September 30, 2022. The decrease of $56 thousand, or 6%, was primarily attributable to a decrease in general advertising and marketing expenses, including ecommerce costs, marketing material costs and personnel-related costs of approximately $104 thousand. The decrease is partially offset by an increase in consulting costs of $48 thousand during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Research and development expenses

Research and development expenses for the nine months ended September 30, 2023 were $345 thousand, compared to $367 thousand for the nine months ended September 30, 2022. The decrease of $22 thousand, or 6%, was a result of decreases in general laboratory expenses of approximately $39 thousand, patent-related costs of approximately $31 thousand, and consulting costs of approximately $17 thousand, and an increase in the Australian R&D tax credit of approximately $20 thousand. The decrease is partially offset by increases in personnel-related costs, specifically an increase in stock-based compensation expense due to an increase in grants from the prior period, of approximately $86 thousand for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Other income (expense), net

Other income, net for the nine months ended September 30, 2023 was $566 thousand, compared to other expense, net of $110 thousand for the nine months ended September 30, 2022. Other income of $671 thousand was attributable to the Employment Tax Credit refund (see Note 9 within the accompanying condensed consolidated financial statements for further discussion) received during the nine months ended September 30, 2023, which was partially offset by other expense. Other expense in both periods primarily relate to interest expense on our related party note payable.

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

As of September 30, 2023, we had an accumulated deficit of approximately $110.0 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We had net income of $327 thousand and incurred a net loss of $354 thousand for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had cash of approximately $1,430 thousand, compared to $742 thousand as of December 31, 2022. Our primary use of cash is to continue to fund our research and development programs while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$768	$253
Net cash used in investing activities	(80)	(8)
Net cash provided by financing activities	—	250
Net increase in cash	$688	$495

Operating Cash Flows

For the nine months ended September 30, 2023, net cash provided by operating activities was $768 thousand, resulting primarily from our net income of $327 thousand and net changes in operating assets and liabilities of $262 thousand, consisting of decreases in operating lease liabilities of $169 thousand, accounts payable of $19 thousand, accrued liabilities of $66 thousand, accounts receivable, net of $103 thousand and inventory, net of $65 thousand partially offset by increases in prepaid expenses and other current assets of $177 thousand and deposits and other current assets. The decrease in cash was partially offset by net non-cash adjustments of $703 thousand, pertaining to recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, and interest expense on our related party note payable.

For the nine months ended September 30, 2022, net cash provided by operating activities was $253 thousand, attributable to our net loss of $354 thousand and net changes in operating assets and liabilities of $51 thousand, offset by net recurring non-cash adjustments of $658 thousand.

Investing Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2023 was $80 thousand, compared to $8 thousand for the nine months ended September 30, 2022. The increase was attributable to the purchase of property and equipment during the current period.

Financing Cash Flows

For the nine months ended September 30, 2023, no net cash was provided by financing activities compared to $250 thousand net cash provided for the nine months ended September 30, 2022. Net cash provided for the nine months ended September 30, 2022, was wholly attributable to proceeds from our related party note payable of $250 thousand.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United

States of America and the rules and regulations of the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statement, and the reported amounts of revenues, costs and expenses during the reporting periods.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2023 from those disclosed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls during the nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Form of Note issued on September 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 18, 2023)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 13, 2023
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)