Form 10-K
period 2023-12-31
International Stem Cell CORP
filed 2024-03-28
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $481,068 based upon the closing price of the common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2024 there were 8,004,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2024 is incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. For example, statements regarding our expected financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about potential markets, future product demand, product development targets and expected timing, expenses, and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, research and product development uncertainties, clinical trial results, regulatory policies and approval requirements, competition from other similar businesses, market and general economic factors, the availability of resources and the other risks discussed in Part I, Item 1A. Risk Factors of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this Annual Report.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, anti-aging and research products, of a total of $7.8 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively.

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

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy are already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical application of our technology is for neural stem cells (“ISC-hpNSC®”) for treatment of Parkinson’s disease and potentially other central nervous system disorders, such as traumatic brain injury, stroke and Alzheimer’s disease.

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

Additionally, we are subject to various other risks; for example, our business is at an early stage of development and we may not develop therapeutic products that can be commercialized; we have a history of operating losses, do not expect to be profitable in the near future and our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern; and we will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. Refer to Part I, Item 1A. Risk Factors for further discussion.

Corporate Structure

International Stem Cell Corporation is a Delaware corporation which has four wholly owned subsidiaries: International Stem Cell Corporation, a California corporation (“ISC California”), Lifeline Cell Technology, LLC (“LCT”), Lifeline Skin Care, Inc. (“LSC”), and Cyto Therapeutics.

Cyto Therapeutics was registered in the state of Victoria, Australia in December 2014 and is a limited proprietary company and a wholly owned subsidiary of the Company. Cyto Therapeutics is a research and development company for the Therapeutic Market, which is conducting clinical trials in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

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

Anti-Aging Skin Care Products

ISCO’s wholly owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. As of December 31, 2023, LSC’s products include:

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
•
Human mammary epithelial cells for the study of breast cancer, three-dimensional culture and carcinogen screening.

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

LCT’s research products are marketed and sold by its internal sales force, LCT brand distributors in Europe and Asia and original equipment manufacturing (“OEM”) partners, which are then re-branded and sold with OEM partners’ labels.

Our Markets

Therapeutic Markets

ISCO is currently pursuing one clinical stage program and several scientific programs designed to lead to the creation of new therapeutic products. We anticipate that, with their superior immune-matching characteristics, our cells will be able to reduce or eliminate the need for immune-suppression drugs and the adverse reactions they trigger in patients.

Parkinson’s disease. Parkinson’s disease (“PD”) is the second most common neurodegenerative disease. According to the Parkinson’s Disease Foundation, there are more than one million sufferers in the United States with over $2 billion spent on related medication costs. Currently there is no cure for PD and the improvements in symptoms provided by available PD drugs often diminish with time. Leveraging our proprietary technologies and know-how, we have developed neural stem cells derived from human pluripotent stem cells (“hpSCs”) as a potential treatment for PD and other central nervous system diseases, including traumatic brain injury,in order to address this significant market opportunity.

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

The global skin care market is generally comprised of three categories of product – facial care, body care, and special needs products. Top selling products in the facial skincare category include skin brighteners, anti-aging creams and serums, toners, masks, anti-acne and sun protection products.

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

Intellectual Property

Patents

In 2022, ISCO was issued one patent for technology generated by our R&D team. The patent, issued in the USA, covers the use of Parthenogenic Activation of Human Oocytes. As of December 31, 2023, we held a total of 39 patents. These patents expire from January 2025 through May 2037.

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

In December 2014, the Court of Justice of the European Union (CJEU), the European Union’s highest court ruled that the Company’s core technology patent applications are not covered by the prohibition on patenting embryonic stem cells, removing the final barrier to the approval of ISCO’s parthenogenetic stem cell patents in the European Union. This final and definitive ruling by the EU’s highest court now formally separates parthenogenetic stem cells from embryonic stem cells and removes the exclusion from patentability on the former while maintaining the ban on the later.

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Astellas Pharma Inc. (“Astellas") for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to Astellas Pharma’s human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments, we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

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

Some of our primary competitors in the development of stem cell therapies are BioTime, SanBio, BlueRock Therapeutics, and ReNeuron. Our primary competitors in the skin care market are Obagi, ZO Skin Health, Skinceuticals, SkinMedica (a subsidiary of Allergan), and Murad. In the field of research products, our primary competitors for human cells, media and reagents are Lonza, EMD Millipore, Life Technologies (a subsidiary of Thermo Fisher Scientific), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 46% of our total product sales for the year ended December 31, 2023 were from one customer.

LSC phased out its retail product line in 2019, with the exception of select cleanser products that were offered to both professional and retail customers. LSC is now offering its ProPLUS product line through its branded website – www.lifelineskincare.com, as well as through a network of select online retailers and a limited number of professional accounts, such as dermatologists, and plastic surgeons. Domestically, we plan to increase distribution of our products through increasing brand awareness, strategic partnerships, and sales promotions.

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

We have made extensive progress in obtaining the necessary regulatory approvals of research protocols, informed consent documents and donor protection procedures to obtain oocytes in the United States for the production of our parthenogenetic stem cell bank. These approvals include: federally mandated Institutional Review Board (“IRB”) and State of California required Stem Cell Research Oversight (“SCRO”) committee.

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

In recognition of the challenges that accompany development of cellular therapy (“CT”) products, the FDA has recently initiated an expedited review and approval process for promising investigational CTs. The first step in the pathway is submission of a request for

Regenerative Medicine Advanced Therapy (“RMAT”) designation by the sponsor to the FDA, either at the same time as the initial IND filing or by amendment to an active IND (prior to the end-of-phase 2 meeting). Upon grant of RMAT designation by the FDA, the sponsor receives access to a number of benefits, the most advantageous of which is early interactions with senior FDA managers for the purpose of discussing potential surrogate or intermediate clinical endpoints to support accelerated approval requirements. Consideration for accelerated approval, heretofore unavailable to regenerative medicine products, represents a major regulatory advance because it would enable ISCO to market ISC-hpNSC earlier than would be possible through the traditional approval process.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (“EU”), Australia and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries vary, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

In Australia, the approval process for commencing Phase 1 and 2 clinical trials resides with Therapeutic Goods Administration (“TGA”) and the Human Research Ethics Committee (“HREC”). Prior to commencing a clinical trial, a sponsor must submit to TGA a CTX or CTN application and must submit to the HREC a study protocol, an investigator brochure, and a template informed consent for such clinical trial. The HREC approval process generally takes four to eight weeks.

Other Regulations

We are also subject to various United States federal, state, local and international laws, regulations, and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Other Regulations for Lifeline Skin Care

The Federal Food, Drug and Cosmetic Act (“FFDCA”) and the Fair Packaging and Labeling Act (“FPLA”) provide the regulatory framework for selling cosmetics. The FFDCA oversees the safety of cosmetics. The FPLA ensures that the labeling is not false or misleading and includes all relevant information in a prominent and conspicuous manner.

Safety and efficacy testing of the products is performed by independent third-party testing organization.

Information about our Executive Officers

For information concerning our executive officers, refer to Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K.

Human Capital

As of December 31, 2023, including our 2 executive officers, we had 29 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Workplace Diversity and Inclusion

As a truly international team, we value and celebrate unique talents, backgrounds, and perspectives each employee contributes to achieving our corporate and research objectives. As an equal opportunity employer, we strive to ensure we evaluate a diverse group of candidates for every role with the goal of identifying the best possible candidates to fill open positions within the Company.

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

Risks Related to Our Business

Our business is at an early stage of development, and we may not develop therapeutic products that can be commercialized.

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

We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future, and we expect our operating losses to increase significantly. Our commercial businesses have not generated revenues in amounts to support our research and development efforts, and we may not achieve that level of revenues in the foreseeable future.

We have expended substantial funds to develop our technologies, products, and product candidates. Based on our financial condition, recurring losses, and projected spending, which raise substantial doubt about our ability to continue as a going concern. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2023, we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•
the accuracy of the assumptions underlying the estimates for capital needs in 2024 and beyond;
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
•
the number and type of product candidates that we pursue; and

•
the development of major public health concerns, such as the novel coronavirus outbreak or other pandemics arising globally, and its impact on our business operations and funding requirements.

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
•
inability or unwillingness of medical investigators to follow our clinical protocols; and
•
developments related to major health concerns, such as the novel coronavirus outbreak, and its impact on the costs and timing associated with the conduct of our clinical trials and other related activities.

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
•
FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials; and/or
•
a pandemic, epidemic or outbreak of a contagious disease, such as the global pandemic of the novel coronavirus outbreak, may refocus the FDA and other regulatory authorities to clinical trials that are of the utmost need.

Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales and could make any search for a collaborative partner more difficult.

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

Even if we are successful in obtaining regulatory approval of our product candidates, we will continue to be subject to the requirements of and review by, the FDA and comparable regulatory authorities in the areas of manufacturing processes, post-approval clinical data, adverse event reporting, labeling, advertising, and promotional activities, among other things. In addition, any marketing approval we receive may be limited in terms of the approved product indication or require costly post-marketing testing and surveillance. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

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

Although our stem cells are derived from unfertilized human eggs through a process called “parthenogenesis” that can produce cells suitable for therapy but are believed to be incapable of producing a human being, such cells are nevertheless often incorrectly referred to as “embryonic” stem cells. Because the use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells, our research related to human parthenogenetic stem cells could become the subject of adverse commentary or publicity and some political and religious groups may still raise opposition to our technology and practices. In addition, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue, which, if applied to our procedures, may have the effect of limiting the scope of research conducted using our stem cells, thereby impairing our ability to conduct research in this field. In some states, use of embryos as a source of stem cells is prohibited.

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

We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research and discoveries by other biotechnology, agricultural, pharmaceutical, or other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. Similarly, any technologies, products or services we develop may not be preferred to any existing or newly developed technologies, products, or services.

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.

The biotechnology, cosmetic, and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products, and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

•
we will succeed in obtaining any patents, obtain them in a timely manner, or that the breadth or degree of protection that any such patents will protect our interests;
•
the use of our technology will not infringe on the proprietary rights of others;
•
patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or will not be challenged, invalidated, or infringed; or
•
patents will not be issued to other parties, which may be infringed by our potential products or technologies.

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

Although our licenses with Astellas allow us to cure any defaults under the underlying licenses to them and to take over the patents and patents pending in the event of default by Astellas, the cost of such remedies could be significant, and we might be unable to adequately maintain these patent positions. If so, such inability could have a material adverse effect on our business. Some of these licenses also contain restrictions (e.g., limitations on our ability to grant sublicenses) that could materially interfere with our ability to generate revenue through collaborative relationships or other transactions that involve the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. In the future we may require further licenses to complete and/or commercialize our proposed products. We may not be able to acquire any such licenses on a commercially viable basis.

We have experienced in the past and may experience in the future network or system failures, or service interruptions, including cybersecurity attacks, or other technology risks. Our inability to protect our systems and data against such risks could harm our business and reputation.

Our ability to provide uninterrupted and high levels of service depends upon the performance of our internal network, systems, and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive or provide, or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures, however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against. Although we have not incurred material losses or liabilities as a result of security breaches or attempted security breaches and continue to invest in security measures, we cannot be certain that our defensive measures, and those employed by our third-party vendors, will be sufficient to defend against all such current and future methods.

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

A security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a security breach could take a substantial amount of time, and during such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which could further increase the costs and consequences of such a breach. Further, detecting and remediating such incidents may require specialized expertise and there can be no assurance that we will be able to retain or hire individuals who possess, or otherwise internally develop, such expertise. Our remediation efforts therefore may not be successful. The inability to implement, maintain, and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition, and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents.

The occurrence of any such failure may also subject us to costly lawsuits, claims for contractual indemnities, as well as divert valuable management, research and development, information technology, and marketing resources toward addressing these issues and delay our ability to achieve our strategic initiatives. In addition, we gather, as permitted by law, non-public, personally identifiable financial information from customers, such as names, addresses, telephone numbers, bank and credit card account numbers and financial transaction information, and the compromise of such data, which may subject us to fines and other related costs of remediation.

Certain of our technology may not be subject to protection through patents, which leaves us vulnerable to theft of our technology.

Certain parts of our know-how and technology are not patentable or are trade secrets. To protect our proprietary position in such know-how and technology, we intend to require all employees, consultants, advisors, and collaborators to enter into confidentiality and invention ownership agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

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

The development and commercialization of potential products will be delayed if collaborators fail to conduct these activities in a timely manner, or at all. In addition, our collaborators could terminate their agreements with us, and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

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

Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, our production costs could dramatically increase, and sales of the product and its long-term commercial prospects could be significantly damaged.

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

During the year ended December 31, 2023, we derived approximately 46% of our revenues from one customer.

During the year ended December 31, 2023, one customer accounted for 46% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminate its relationship with us, our revenues would decline significantly, and our financial condition and results of operations would suffer substantially.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train, and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities. Accordingly, we may not be able to continue to attract and retain the qualified personnel, which would adversely affect the development of our business.

We may not have sufficient product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.

The testing, manufacturing, marketing, and sale of human therapeutic products entail an inherent risk of product liability claims. We currently have a limited amount of product liability insurance, which may not be adequate to meet potential product liability claims. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses. Adequate insurance coverage may not be available in the future on acceptable terms, if at all. If available, we may not be able to maintain any such insurance at sufficient levels of coverage and any such insurance may not provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

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

Due to our reliance on the key materials provided by suppliers and services provided by contract manufacturers, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain materials or services. For example, our ability to ship LCT products has recently been adversely affected by shortages in plastic resin that is used to make the packaging containers for those products. Our ongoing efforts to identify alternative suppliers (for many of the single-sourced or limited-sourced materials used in our products) and alternative contract manufacturers (for the assembly of our LSC products) may not be successful. We are subject to the risk that our suppliers may discontinue or modify the materials they provide to us, or that the materials may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, materials shortages or delays or other problems in product assembly, and the availability of these materials or services may be difficult to predict. For example, our suppliers or manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, such as the novel coronavirus outbreak, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems.

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

Our business, financial condition, results of operations or prospects could be adversely affected by general economic conditions and uncertainties, including in the financial markets. Negative economic conditions, both in the United States and abroad, including the effects of changes in economic growth and expectations, labor shortages, supply chain disruptions, inflationary pressures, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the novel coronavirus pandemic, terrorist attacks and warfare (such as the Russia – Ukraine conflict and any resulting sanctions imposed), as well as related governmental or regulatory responses, could cause a decrease or deferral in spending by our customers and otherwise negatively affect our business. A severe or prolonged economic downturn or economic uncertainties from these or other factors could also adversely affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruptions. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Our business is subject to risks arising from epidemic diseases or other public health emergencies.

A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The occurrence of any pandemic or other public health emergency could have a material adverse effect on our business, financial condition and results of operations.

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
•
development of major public health concerns, such as the novel coronavirus outbreak, or other pandemics arising globally, and its impact to the financial market;
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

As of December 31, 2023, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 63% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options that they hold and that are exercisable within 60 days of December 31, 2023. As a result of their holdings and the rights, preferences, and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders, or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established four separate series of outstanding preferred stock, Series B, Series D, Series G and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.12 to $9.69 per share as of December 31, 2023). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation, and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

We have incurred substantial tax losses during our history. Subject to various limitations, we may carryforward unused taxable losses, including those generated in the future, and other available credits to offset any future taxable income until the unused losses or credits expire. Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382 and Section 383, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post change income may be limited. During 2023 an analysis was completed to determine whether any ownership change has occurred, as defined by IRC Sections 382 and 383, and it was determined that significant ownership changes occurred in January 2009 and November 2015. As a result of the ownership changes, under IRC Sections 382 and 383, the net operating loss and tax credit carryforwards that were generated in years prior to 2015 have been significantly limited and a substantial unused amount will expire. During 2023 an analysis was completed to determine whether any ownership change has occurred, as defined by IRC Sections 382 and 383, and it was determined that significant ownership changes occurred in January 2009 and November 2015. As a result of the ownership changes, under IRC Sections 382 and 383, the net operating loss and tax credit carryforwards that were generated in years prior to 2015 have been significantly limited and a substantial unused amount will expire. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, our ability to utilize our NOL carryforwards or other tax attributes may be limited, which could result in an increased future tax liability to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We continue to evaluate and improve the capabilities of our people, processes, and technologies to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance, and are reviewed by our Board of Directors annually.

Risk Management and Strategy

As of December 31, 2023, we have implemented thorough cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are often assessed as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees and contractors are required to complete annual cybersecurity awareness trainings, including specific topics related to browser safety, data protection, and email fraud. We have competent employees and consultants with a firm understanding of cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as notify management of such attacks in a timely manner.

Our Information Technology General Controls are firmly established based on recognized industry standards and addresses matters such as risk management, data backup, and disaster recovery. We also engage an outsourced information technology consultant to actively monitor and mitigate security threats, as well as identify vulnerabilities and respond to all cybersecurity incidents affecting us, including timely communication of significant security incidents to senior business leadership and our Board of Directors.

Governance

Our Board of Directors is responsible for overseeing our cyber security risk management and strategy. Our senior leadership, including our Chief Executive Officer and Principal Financial Officer, frequently meets with and provides informative updates to our Board of Directors regarding our cybersecurity risks and activities, including any recent cyber security incidents and related responses, cybersecurity systems testing, and activities of third parties.

Our Information Security Team is outsourced to two separate service providers, one of which oversees all aspects of IT and facilities to ensure the Company’s infrastructure, including intellectual property, is protected. Specifically, this service provider is tasked with communicating any issues or updates necessary and possesses the appropriate level of expertise to assess and manage the Company’s cyber security risk. This service provider reports to our Principal Financial Officer, who oversees prevention, detection, mitigation, and remediation efforts through regular communication and reporting channels within our organization and with service providers.

Cybersecurity Threat Disclosure

While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that has had a material impact on our business or operations, there can be no guarantee that we will not experience an incident that results in a material impact to our business or operations in the future. In addition, cybersecurity threats are constantly evolving and increasing in sophistication, which increases the difficulty of successfully defending against them or implementing adequate preventative measures. Refer to Part I, Item 1A. Risk Factors for further discussion of cybersecurity risks.

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

In addition, we lease a 13,320 square foot facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current lease expires in November 2025. As of December 31, 2023, the base rent was approximately $19 thousand per month. The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing, and general administration purposes. The monthly base rent will increase by 3% on each anniversary date of the agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2023, we had 8,004,389 shares of common stock outstanding, and approximately 632 holders of record of our common stock, and we had 5,254,353 shares of preferred stock outstanding, and four holders of record of our preferred stock, with the 5,254,353 shares of preferred stock being convertible into 7,518,830 shares of common stock.

We trade on the OTC QX is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC QX securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to an exchange and any prices quoted may not be a reliable indication of the value of our common stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes to those consolidated financial statements and other financial information included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are in Part I, Item 1A. Risk Factors of this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management.

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $7.8 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of 15 stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (“GMP”) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the United States Food and Drug Administration (“FDA”).

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

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary LCT develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the dollar and percent change in those items (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Product sales	$7,789	$8,180	$(391)	-5%
Cost of sales	3,181	3,269	(88)	-3%
Profit margin	4,608	4,911	(303)	-6%
As a % of revenues	59%	60%
General and administrative	3,514	3,357	157	5%
Selling and marketing	1,246	1,245	1	0%
Research and development	511	492	19	4%
Other income (expense), net	532	(148)	680	*
Net loss	$(131)	$(331)	$200	-60%
As a % of revenues	-2%	-4%
* denotes a change in excess of 100%

Product Sales

Product sales revenue for the year ended December 31, 2023 was $7,789 thousand, compared to $8,180 thousand for the year ended December 31, 2022. The decrease of $391 thousand, or 5%, was attributable to a decrease of $448 thousand in media product sales within our biomedical market segment primarily due to lower sales volume based on customer demand and a decrease of $126 thousand in sales of our skin care products in our anti-aging market segment during 2023 compared to 2022 due to the discontinuation of a product line described below. These decreases were partially offset by an increase of $183 thousand in cell product sales from our biomedical market segment.

Our original equipment manufacturer (“OEM”) sales in our biomedical market segment have remained fairly stable year-over-year, with OEM purchasing activity accounting for approximately 58% of sales in this market segment. In 2023, there was a change in the mix of sales from OEM customers as cell sales increased and media sales decreased. As media sales typically account for approximately 70% of sales in our biomedical market segment, the decrease in sales is primarily driven by the decrease in media sales. The change in the mix of sales is believed to be the result of normalization of OEM planning systems and lead time measurement post COVID-19 supply chain challenges.

Our professional line of anti-aging products was discontinued in 2022 resulting in only one product line and less overall demand. Our professional anti-aging product line is sold to consumers exclusively through our ecommerce channel with less marketing and store front or medical office exposure contributing to the decrease in product sales. In addition, high percentage promotions were decreased leading to a lesser volume of transactions.

Cost of Sales

Cost of sales for the year ended December 31, 2023 was $3,181 thousand, compared to $3,269 thousand for the year ended December 31, 2022. The decrease of $88 thousand, or 3%, was primarily attributable a lower cost of direct materials used in products from both the biomedical and anti-aging market segments of $158 thousand and a decrease of freight and shipping costs of $24 thousand. This decrease was partially offset by higher salaries and benefits, including stock-based compensation, of $52 thousand and an increase in overhead and general laboratory supplies of $29 thousand.

Profit margin was 59% for the year ended December 31, 2023 as compared to 60% for the year ended December 31, 2022. The decrease in profit margin was primarily driven by manufacturing inefficiencies as a result of less sales.

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 was $3,514 thousand, compared to $3,357 thousand for the year ended December 31, 2022. The increase of $157 thousand, or 5%, was primarily attributable to an increase in consulting, audit, and brokers fees of $246 thousand combined with higher salaries and benefits, including stock-based compensation, of $32 thousand, and an increase in logistics costs of $17 thousand. These increases were partially offset by decreases in legal expenses and directors and officers insurance fees of $93 thousand, a decrease in licenses and permit fees of $32 thousand, and a decrease in meals and entertainment expense of $14 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, corporate legal fees not relating to patents, and fees for accounting and consulting services.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2023 was $1,246 thousand, compared to $1,245 thousand for the year ended December 31, 2022. Overall sales and marketing expenses have remained relatively flat year-over-year with an increase of $72 thousand in consulting fees largely offset by a decrease in logistics of $27 thousand, a decrease in advertising costs of $17 thousand, a decrease in personnel-related costs, including sales commissions, of $8 thousand, and a decrease in subscriptions and dues of $7 thousand. The change in expense year-over-year is primarily attributable to changes in our anti-aging market segment.

Our sales and marketing expenses consist primarily of personnel-related expenses, such as salaries, benefits, and stock-based compensation, facility costs not otherwise included in or allocated to other departments, as well as marketing material costs, permits and licenses for ecommerce, and other advertising type expenses.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 was $511 thousand, compared to $492 thousand for the year ended December 31, 2022. The increase of $19 thousand, or 4%, was primarily attributable to a $128 thousand increase in personnel-related costs from increased salaries and stock-based compensation awards granted. The increase was partially offset by a decrease in general lab expenses and materials of $37 thousand, a decrease in the Astellas licensing fees of $31 thousand from the expiration of the licensing agreement in July 2022, and a decrease in consulting fees of $18 thousand. The increase is also offset by an increase of $21 thousand in our Australian research and development tax credit related to qualifiable expenditures from our research and development activities of our Australian subsidiary, Cyto Therapeutics.

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

Other Income (Expense), Net

Other income, net for the year ended December 31, 2023 was a $532 thousand compared to other expense, net of $148 thousand for the year ended December 31, 2022. Other income of $671 thousand was primarily attributable to a one-time receipt of the Employee Retention Tax Credit for certain employment taxes enacted by the U.S. government in response to the COVID-19 outbreak of $663 thousand in 2023 (refer to Note 8 – Employee Retention Credit within the accompanying consolidated financial statements for further discussion), which was partially offset by other expense. Other expense in both periods primarily relate to interest expense on our related party note payable (refer to Note 10 – Related Party Transactions within the accompanying consolidated financial statements for further discussion).

Liquidity and Capital Resources

The Company enters into contracts in the normal course of business with various third-party consultants and contract research organizations (“CRO”) for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Actual expenses associated with these arrangements may be higher or lower due to various reasons, including but not limited to, progress of our development products, and enrollment in clinical trials. Other short-term and long-term commitments that would affect liquidity include lease obligations as well as related party debt repayments.

As of December 31, 2023, we had an accumulated deficit of approximately $110.5 million and have, on an annual basis, incurred net losses and negative operating cash flows since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $131 thousand, which includes the one-time receipt of the Employee Retention Tax Credit of $663 thousand, and $331 thousand for years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had cash of $1.6 million, compared to $742 thousand as of December 31, 2022.

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

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$929	$332
Net cash used in investing activities	(83)	(11)
Net cash provided by financing activities	—	250
Net increase in cash	$846	$571

Operating Cash Flows

For the year ended December 31, 2023, net cash provided by operating activities was $929 thousand, resulting primarily from our net loss of $131 thousand, which includes the one-time receipt of the Employee Retention Tax Credit of $663 thousand, and net changes in operating assets and liabilities of $100 thousand, consisting primarily of an increase in accounts payable of $42 thousand, and decreases in operating lease liabilities of $229 thousand, accounts receivable of $173 thousand, and inventories of $141 thousand. The decrease in cash is offset by recurring non-cash adjustments to net income of $960 thousand, including depreciation and amortization expense, stock-based compensation expense, operating lease expense, and related party note payable interest expense. For the year ended December 31, 2022, net cash provided by operating activities was $332 thousand, resulting primarily from our net loss of $331 thousand and changes in operating assets and liabilities of $226 thousand, partially offset by recurring non-cash adjustments to net income of $890 thousand, including depreciation and amortization expense, stock-based compensation expense, operating lease expense, and interest expense.

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2023 was $83 thousand, compared to $11 thousand for the year ended December 31, 2022. The increase in cash used in investing activities was primarily attributable to an increase in purchases of property and equipment of $79 thousand for leasehold improvements, partially offset by a decrease in payments for patent licenses of $7 thousand from 2023 compared to 2022.

Financing Cash Flows

For year ended December 31, 2023, no net cash was provided by financing activities compared to $250 thousand cash provided for the year ended December 31, 2022. For the year ended December 31, 2022, cash provided by financing activities was wholly attributable to proceeds from our related party note payable (refer to Note 10 – Related Party Transactions within the accompanying consolidated financial statements for further discussion).

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

•
the accuracy of the assumptions underlying the estimates for capital needs in 2024 and beyond;
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
•
the number and type of product candidates that we pursue; and
•
the development of major public health concerns, such as the novel coronavirus outbreak, or other pandemics arising globally, and its impact on our business operations and funding requirements.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising, or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are more fully described in Note 1 – Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include current and non-current inventories and stock-based compensation. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Allowance for Excess and Obsolete Inventory

Our inventories, particularly within our biomedical market, consist of certain products that have a long or, when frozen, indefinite shelf life. In addition, future demand for our products is uncertain. Accordingly, at each reporting period, we estimate a reserve for allowance for excess and obsolete inventory. This estimate is computed using historical sales data and inventory turnover rates, which are subjective in nature and fluctuate between periods. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory with a corresponding adjustment to cost of sales. If we are able to sell such inventory, any related reserves are reduced in the period of sale. The Company's allowance for excess and obsolete inventory was $739 thousand and $637 thousand as of December 31, 2023 and 2022, respectively. A 10% change in our reserve estimate in total as of December 31, 2023 would result in a change in reserve of approximately $74 thousand. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based payment awards made to employees and consultants based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model.

The determination of fair value of stock-based awards using the Black-Scholes option-pricing model requires the use of certain estimates and subjective assumptions that affect the amount of stock-based compensation expense recognized in our consolidated statements of operations. These include estimates of the expected volatility of our stock price, expected option life, expected dividends and the risk-free interest rate. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. The expected option life is calculated using the Simplified Method as prescribed by accounting guidance for stock-based compensation. We determined expected dividend yield to be 0% given that we have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon United States Treasury securities with remaining terms similar to the expected term of the stock-based awards. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in our consolidated financial statements and accompanying notes thereto beginning at Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”)and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of Previously Disclosed Material Weakness

As disclosed in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in internal control related to ineffective controls over the Company’s LCT inventory reserve as reserves were inappropriately reversed on a per unit basis.

During the year ended December 31, 2023, management implemented our previously disclosed remediation plan to include specific review procedures to ensure inventory reserves are not inappropriately reversed. This included engaging external advisors to oversee the remediation process, enhancing the design of inventory reserve related controls to include review procedures that ensure inventory reserves are properly accounted for and not reversed on a per unit basis, establishing a more robust review processes and procedures, and engaging outside consultants with the necessary technical expertise to supplement the Company’s resources.

As of December 31, 2023, management’s remediation plan was fully implemented, and the enhanced internal controls operated effectively for a sufficient period of time. As such, management has concluded that the material weakness previously identified has been remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except for the remediation of our previously disclosed material weakness, there were no changes in our internal controls during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, in connection with our 2024 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this Item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2023, under the caption “Code of Conduct and Ethics.” The information required by this Item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2023, under the caption “Corporate Governance.”

As of December 31, 2023, our executive officers were as follows:

Name	Position	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	64
Russell Kern	Executive Vice President, Chief Scientific Officer, and Principal Financial Officer	38

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

Russell Kern, Ph.D., Executive Vice President, Chief Scientific Officer, Principal Financial Officer, and CEO of Lifeline Skin Care Inc., became a Director in October 2008. Dr. Kern has served as our Chief Scientific officer since June 2013 and previously served since December 2008 in various scientific and management positions, including as Vice President Research and Development. Dr. Kern was trained in medical genetics, embryology and stem cell biology. He holds a Ph.D. degree in Human Physiology from the Russian Academy of Medical Sciences and has broad expertise in neuroscience, and was part of the team, along with scientists from the NYU Medical School that elucidated the physiological changes that occur in the brains of Parkinson’s disease patients. Dr. Kern directs ISCO’s R&D programs including stem cell derivation, differentiation and the pre-clinical and clinical evaluation of stem cell derived cells and tissue. He has developed a general method of deriving highly pure populations of neural stem cells and dopaminergic neurons from pluripotent stems cells that is novel, practical and suitable for use in a clinical setting. Dr. Kern is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has more than 40 publications in the field of Parkinson’s disease and stem cell biology, and he is an active member of the American Academy of Neurology and the Society for Neuroscience. Dr. Russell Kern is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2023, under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2023, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2023, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2023, under the caption “Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report.
1.
Financial Statements

As part of this Annual report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on Page F-1.

2.
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes thereto.

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

10.1	Amended and Restated 2010 Equity Participation Plan dated September 21, 2023 (incorporated by reference to Appendix A of the Registrant’s Form14C filed on September 27, 2023).

10.2	Amended and Restated Investors Rights Agreement dated March 9, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 15, 2012).

10.3	Management Rights Letter dated March 9, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 15, 2012).

10.4	Dividend Waiver Agreement dated October 12, 2012 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form S-1 filed on October 18, 2012).

10.5

Amended and Restated License Agreement with Advanced Cell Technology, Inc. dated February 7, 2013 (ACT IP) (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed on February 14, 2013).

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

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.12	Lease Agreement dated October 26, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K filed on March 29, 2022).

10.13	Lease Agreement dated November 30, 2021 (incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K filed on March 29, 2022).

10.14	Co-Tenant Agreement dated December 15, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K filed on March 29, 2022).

10.15	Form of Note issued on March 1, 2022 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 3, 2022).

10.16	Form of Note issued on September 15, 2022 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 16, 2022).

10.17	Form of Note issued on March 1, 2023 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 16, 2023).

10.18	Form of Note issued on September 15, 2023 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on September 18, 2023).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016)

23.1*	Consent of BDO USA, P.C.

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

97.1*	Policy for Recovery of Erroneously Awarded Incentive Compensation

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(c) Financial Statement Schedules. Refer to Part IV, Item 15(a)2 above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION

By:	/s/ ANDREY SEMECHKIN
Name:	Andrey Semechkin
Title:	Chief Executive Officer

Dated: March 28, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrey Semechkin and Russell Kern, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Andrey Semechkin

/s/ RUSSELL KERN	Executive Vice President, Chief Scientific Officer, and	March 28, 2024
Russell Kern	Director (Principal Financial and Accounting Officer)

/s/ DONALD A. WRIGHT	Co-Chairman of the Board	March 28, 2024
Donald A. Wright

/s/ PAUL V. MAIER	Director	March 28, 2024
Paul V. Maier

International Stem Cell Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

International Stem Cell Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Excess and Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to the lower of cost or net realizable value as necessary. The Lifeline Cell Technology (“LCT”) inventory has a long product life cycle, does not have a shelf life when frozen and future demand is uncertain. As such, management estimates its reserve for allowance for excess and obsolete LCT inventory using historical sales data and inventory turnover rates.

We identified auditing the Company’s estimate for excess and obsolete LCT inventory as a critical audit matter. Auditing inventory turnover rates involves especially challenging auditor judgment due to the nature and extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Testing the reliability of inventory turnover rates by agreeing certain sales and inventory movement data to relevant source documents.
•
Testing the accuracy of the excess and obsolete LCT inventory reserve calculation.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2019.

San Diego, California

March 28, 2024

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$1,588	$742
Accounts receivable, net	574	747
Inventories	1,263	1,384
Prepaid expenses and other current assets	96	90
Total current assets	3,521	2,963
Non-current inventories	266	286
Property and equipment, net	215	248
Intangible assets, net	800	878
Right-of-use assets	557	727
Deposits and other assets	31	33
Total assets	$5,390	$5,135
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$364	$322
Accrued liabilities	485	508
Operating lease liabilities, current	276	230
Advances	250	250
Related party note payable	3,457	3,325
Total current liabilities	4,832	4,635
Operating lease liabilities, net of current portion	445	720
Total liabilities	5,277	5,355
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at December 31, 2023 and December 31, 2022	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,796 and $9,781 at December 31, 2023 and December 31, 2022, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at December 31, 2023 and December 31, 2022	8	8
Additional paid-in capital	106,276	105,812
Accumulated deficit	(110,476)	(110,345)
Total stockholders' deficit	(4,187)	(4,520)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,390	$5,135

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Product sales	$7,789	$8,180
Operating expenses:
Cost of sales	3,181	3,269
General and administrative	3,514	3,357
Selling and marketing	1,246	1,245
Research and development	511	492
Total operating expenses	8,452	8,363
Loss from operations	(663)	(183)
Other income (expense):
Employee retention credit	663	—
Interest expense	(139)	(135)
Other income (expense)	8	(13)
Total other income (expense), net	532	(148)
Net loss	(131)	(331)
Net loss per common share, basic and diluted	$(0.02)	$(0.04)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004,389	8,004,389

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$4,300	5,254	$5	8,004	$8	$105,413	$(110,014)	$(4,588)
Stock-based compensation	—	—	—	—	—	—	399	—	399
Net loss	—	—	—	—	—	—	—	(331)	(331)
Balance at December 31, 2022	—	4,300	5,254	5	8,004	8	105,812	(110,345)	(4,520)
Stock-based compensation	—	—	—	—	—	—	464	—	464
Net loss	—	—	—	—	—	—	—	(131)	(131)
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(131)	$(331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	218
Non-cash operating lease expense	170	141
Stock-based compensation	464	399
Interest expense on related party note payable	132	132
Changes in operating assets and liabilities:
Accounts receivable	173	97
Inventories	141	(114)
Prepaid expenses and other current assets	(6)	45
Deposits and other assets	2	6
Accounts payable	42	(186)
Accrued liabilities	(23)	104
Operating lease liabilities	(229)	(179)
Net cash provided by operating activities	929	332
Cash flows from investing activities
Purchases of property and equipment	(80)	(1)
Payments for patent licenses	(3)	(10)
Net cash used in investing activities	(83)	(11)
Cash flows from financing activities
Proceeds from note payable from a related party	—	250
Net cash provided by financing activities	—	250
Net increase in cash	846	571
Cash, beginning of period	742	171
Cash, end of period	$1,588	$742
Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$3
Supplemental disclosure of non-cash investing activities:
Patent license costs included in accounts payable and accrued expense	$1	$2

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

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.5 million as of December 31, 2023 and has historically incurred net losses and negative operating cash flows. The Company has had no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least one year from the issuance date of these consolidated financial statements.

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

•
the accuracy of the assumptions underlying the estimates for capital needs in 2024 and beyond;
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

•
the number and type of product candidates that the Company decides to pursue; and
•
the development of major public health concerns, such as the novel coronavirus outbreak, or other pandemics arising globally, and the current and future impact that such concerns may have on the Company’s operations and funding requirements.

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

Principles of Consolidation and Foreign Currency Transactions

The consolidated financial statements include the accounts of International Stem Cell Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company and its subsidiaries, including its wholly owned Australian subsidiary, Cyto Therapeutics, is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the respective balance sheet dates. Revenue and expenses are translated at the average rate in effect on the date of the transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in general and administrative expense in the accompanying consolidated statements of operations and were not material for the periods presented.

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

Inventories

Inventories are accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. Inventories are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventories have a long product life cycle, do not have a shelf life when frozen, and future demand is uncertain. As such, at each reporting period, the Company estimates its reserve for allowance for excess and obsolete inventory using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis of inventories. If the Company is able to sell such inventories, any related reserves would be reduced in the period of sale. The value of inventories that are not expected to be sold within one year of the current reporting period is classified as non-current inventories on the accompanying consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions, and reasonable forecasts. The allowance for credit losses represents the Company's estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for credit losses when the Company determines that a customer account is uncollectible. As of both December 31, 2023 and 2022, the Company's allowance for credit losses was immaterial.

Advances

In June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250 thousand to LCT to produce, make, and distribute certain products. The $250 thousand advance will be paid down with the first $250 thousand of net revenues that otherwise would be allocated to LCT under the agreement. As of December 31, 2023, no revenues were realized and attributable to BioTime under this agreement.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments: the biomedical products market and anti-aging products market. The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, which are sold both domestically within the United States and internationally. The anti-aging market segment markets and sells a line of skincare products directly to customers through online orders via the ecommerce sales channel.

The following table presents the Company’s revenue disaggregated by segment, product and geography (in thousands, except percentages):

Biomedical market:

	Year Ended December 31, 2023
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$4,059	$683	$4,742	69%
Cells	1,602	522	2,124	31%
Total	$5,661	$1,205	$6,866	100%

	Year Ended December 31, 2022
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$4,572	$618	$5,190	73%
Cells	1,442	499	1,941	27%
Total	$6,014	$1,117	$7,131	100%

Anti-aging market:

	Year Ended December 31,
	2023	2022
Skin care products	$923	$1,049

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

The Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Product sales generally consist of a single performance obligation that the Company satisfies at a point in time (i.e., upon shipment of the product).

For LSC products, online sales and professional sales are pre-paid through credit card charges. The Company sometimes extends 15, 30, or 60-day credit terms to select professional accounts. For biomedical products, standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC, the Company honors a 30-day return policy, but historical returns have been minimal and as such, no estimated allowance for sales returns was recorded as of December 31, 2023 and 2022.

The Company accounts for shipping and handling costs, recognized as cost of sales, as activities to fulfill the promise to transfer the goods to a customer. As a result, no consideration is allocated to shipping and handling costs. Rather, the Company accrues the cost of shipping and handling upon shipment of the product, and all contract revenue (i.e., the transaction price) is recognized at the same time.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after a performance obligation is satisfied. The opening and closing balances of accounts receivable, net for the year ended December 31, 2023 was $747 thousand and $574 thousand, respectively. The opening and closing balances of accounts receivable, net for the year ended December 31, 2022 was $844 thousand and $747 thousand, respectively. For the years ended December 31, 2023 and 2022, the Company did not incur material write-offs of its receivables.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of December 31, 2023 and 2022, the Company recorded no allowance for sales returns.

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

Advertising

Adverting costs are expensed as incurred and included as a component of selling and marketing costs on the accompanying consolidated statements of operations. For the years ended December 31, 2023 and 2022, advertising costs were approximately $204 thousand and $220 thousand, respectively.

Research and Development Costs

Research and development costs, which are expensed as incurred, primarily consist of salaries and benefits associated with research and development personnel, overhead and occupancy costs, contract services costs and amortization of license costs for technology used in research and development without alternative future uses, offset by the research and development tax credits provided by the Australian Taxation Office for qualified expenditures.

Australian Research and Development Tax Credit

The Company’s wholly owned subsidiary, Cyto Therapeutics, conducts various research and development activities on the Company’s product candidates in Australia. Under Australian tax law, the Australian Taxation Office provides for a refundable tax credit in the form of a cash refund equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. The Australian Research and Development tax incentive program is a self-assessment process, and the Australian Government has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur and, as a result of the review and failure of a related appeal, the qualified program and related expenditures were disqualified, the respective research and development refunds could be recalled with penalties and interest.

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under FASB Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards (“IAS”) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the year ended December 31, 2023 and 2022, the Company recognized a reduction in research and development expenses of $99 thousand and $80 thousand, respectively, within research and development expense on the accompanying consolidated statement of operations. As of December 31, 2023 and 2022, the Company recognized a research and development tax credit receivable of zero and $80 thousand, respectively, within prepaid expenses and other current assets on the accompanying consolidated balance sheet.

Employee Retention Credit

Similar to the Australian Research and Development tax credit, the Company uses the grant accounting model by analogy to IAS 20 to account for the refundable Employee Retention Tax Credit (“ERC”) from the U.S. government. The Company recognized the refundable tax credit as other income when there was reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. Laws and regulations concerning government programs, including the ERC, are complex and subject to varying interpretations. Claims made under these programs may also be subject to retroactive audit and review. While the Company does not believe there is a basis for estimation of an audit or recapture risk at this time, there can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC in a future period. Refer to Note 8 – Employee Retention Credit within the consolidated financial statements for further discussion.

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

Fair Value Measurements

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the Company's related party note payable does not approximate fair value. Refer to Note 10 – Related Party Transactions within the consolidated financial statements for further discussion.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two-class or "if-converted" methods. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock do not have an obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the years ended December 31, 2023 and 2022, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the years ended December 31, 2023 and 2022, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Year Ended December 31,
	2023	2022
Employee stock options	8,590,455	6,460,654
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	3,619,379
Total	16,109,285	12,537,176

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ deficit except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the years ended December 31, 2023 and 2022.

Customer Concentrations

For the years ended December 31, 2023 and 2022, one customer accounted for approximately 46% and 45%, respectively, of consolidated product sales, and approximately 52% and 51%, respectively, of biomedical product sales. As of December 31, 2023 and 2022, the same customer accounted for 47% and 73%, respectively, of accounts receivable, net.

No other single customer accounted for more than 10% of product sales, net for the years ended December 31, 2023 and 2022 in either segment. As of December 31, 2023, three customers individually accounted for more than 10% of accounts receivable, net and in the aggregate, accounted for 33% of accounts receivable, net. No other single customer accounted for more than 10% of accounts receivable, net as of December 31, 2022.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 intends to simplify the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Among other things, the amendment allows certain convertible debt instruments to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Further, the amendments require use of the if-converted method in the diluted earnings per share calculation for convertible instruments. The new standard will be effective for the Company on January 1, 2024. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other things, the amendments in ASU 2023-07 require additional information regarding significant segment expenses provided to the chief operating decision maker (“CODM”), qualitative and quantitative disclosures regarding other segment items, any additional segment profit or loss measures contemplated by the CODM when assessing segment performance, how the CODM allocates resources among segments, and the title and position of the CODM. Further, the amendments require interim segment reporting disclosures that were previously only required to be disclosed annually. ASU 2023-07 will be effective for the Company for the fiscal year ending December 31, 2024 and for interim periods beginning January 1, 2025. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 intends to provide improved transparency about income tax information through improvements to income tax disclosures. Among other things, the amendments in ASU 2023-09 require enhanced disclosures regarding federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. Further, the amendments eliminate certain disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard will be effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted ASC 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

2. Inventories

The components of inventories are as follows (in thousands):

	December 31,
	2023	2022
Raw materials	$526	$615
Work in process	597	498
Finished goods	1,145	1,194
	2,268	2,307
Less: allowance for inventory excess and obsolescence	(739)	(637)
Total inventories	$1,529	$1,670

Inventories	$1,263	$1,384
Non-current inventories	266	286
Total inventories	$1,529	$1,670

As of December 31, 2023 and 2022, the allowance for inventory excess and obsolescence consists of the following activity (in thousands):

	December 31,
	2023	2022
Balance, beginning of year	$637	$526
Provision for inventory reserve	277	218
Write-offs	(175)	(107)
Balance, end of year	$739	$637

The write-offs include scrapped inventories and reserved inventories sold.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$1,602	$1,603
Computer equipment and software	221	217
Office equipment	89	89
Leasehold improvements	617	558
Construction in progress	12	—
	2,541	2,467
Less: accumulated depreciation and amortization	(2,326)	(2,219)
Property and equipment, net	$215	$248

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $112 thousand and $137 thousand. During the year ended December 31, 2023 and 2022, the Company disposed of approximately $5 thousand and $41 thousand, respectively, in property and equipment that had been depreciated and amortized in full and had no impact on the accompanying consolidated statements of operations.

4. Intangible Assets

Intangible Assets consists of the following (in thousands):

	December 31,
	2023	2022
Patents	$1,290	$1,286
Less: accumulated amortization	(565)	(483)
	725	803
Indefinite life logos and trademarks	75	75
Intangible assets, net	$800	$878

Amortization expense for the years ended December 31, 2023 and 2022 was $82 thousand and $81 thousand, respectively. No impairment charges were recorded for the years ended December 31, 2023 and 2022.

The timing of approval of pending patent applications is uncertain and, therefore, are included in the thereafter period below until issued. Pending patents as of December 31, 2023 and 2022 was $61 thousand and $57 thousand. As of December 31, 2023, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Years ending December 31,
2024	$82
2025	80
2026	76
2027	73
2028	73
Thereafter	341
Total	$725

5. Convertible Preferred Stock

As of December 31, 2023 and 2022, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company has designated 50 shares of Series D redeemable convertible preferred stock and as of both December 31, 2023 and 2022, a total of 10,004,310 of Series B, Series G and Series I-2 non-redeemable convertible preferred stock. The Company’s Series B, Series G and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying consolidated balance sheets.

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2023 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$486	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,796	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2022 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$471	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,781	$5

The significant rights and preferences of the Company’s convertible preferred stock are as follows:

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in prior years, this does not have an ongoing impact. No dividends have been declared for the year ended December 31, 2023.

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

The following table summarizes the number of shares of common stock into which each share of convertible preferred stock can be converted as of December 31, 2023:

			Conversion
	Initial	Current	Ratio to
	Conversion	Conversion	Common
	Price	Price	Stock
Series B	$75.00	$0.12	8.33
Series D	$37.50	$1.75	57,142.86
Series G	$60.00	$9.69	0.10
Series I-2	$1.75	$1.75	571.43

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

6. Stockholders’ Deficit

Common Stock

As of December 31, 2023, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

Common Stock Reserved for Future Issuance

As of December 31, 2023, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	11,807,494
Common stock available for issuance under the 2010 Plan	18,025,564
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,888

7. Equity Incentive Plans

The Company adopted the 2006 Equity Participation Plan (as amended, the “2006 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 100,000 shares may be granted to employees, directors and consultants under this Plan. The options granted under the 2006 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. The 2006 Plan expired on November 16, 2016. Options and other equity-based awards granted prior to the expiration of the 2006 Plan will continue in effect until the option or award is exercised or terminates pursuant to its terms. No new awards may be granted under the 2006 Plan following its expiration.

In April 2010, the Company adopted the 2010 Equity Participation Plan, as amended (“2010 Plan”), which provides for the grant of stock options, restricted stock and other equity-based awards. Awards for up to 9,700,000 shares may be granted to employees, directors and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

In June 2020, the Company amended the 2010 Plan to extend the term of the 2010 Plan until March 2030. No other material provisions were amended.

In September 2023, the Company's Board of Directors voted to amend the 2010 Plan (“2010 Plan Amendment”) to 1) increase the number of shares that may be issued under the 2010 Plan from 9,700,000 shares to an aggregate of 30,000,000 shares of common stock and 2) increase the number of awards an employee may receive in a calendar year from 800,000 shares to 10,000,000 shares. The majority shareholders approved the 2010 Plan Amendment on September 21, 2023 and the Company filed the Notice of Internet Availability of Information Statement (the “Notice”) on September 27, 2023, noting the 2010 Plan Amendment would become effective no earlier than 40 calendar days after the Notice was first made available to shareholders. Accordingly, on November 6, 2023, the 2010 Plan Amendment became effective.

For the year ended December 31, 2023, there were no restricted stock units granted. As of December 31, 2023, there were no restricted stock units outstanding.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan are summarized below. Options issued have a maximum life of 10 years and no options were exercised in the years ended December 31,

2023 and 2022. The following tables summarize the changes in options outstanding and the related exercise prices for the Company’s common stock options issued:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,858,492	$1.02
Granted	4,950,410	$0.13
Expired	(1,408)	$39.98
Outstanding at December 31, 2023	11,807,494	$0.64	7.75	$—
Vested and expected to vest at December 31, 2023	11,213,305	$0.67	7.66	$—
Exercisable at December 31, 2023	6,482,569	$1.01	6.41	$—

Stock-Based Compensation

The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.28%	2.86%
Expected stock price volatility	91.50%	90.29%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.69	5.71
Weighted-average grant date fair value	$0.10	$0.33

Total stock-based compensation expense for the years ended December 31, 2023 and 2022 was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022
Cost of sales	$3	$5
General and administrative	359	345
Selling and marketing	7	7
Research and development	95	42
Total	$464	$399

Unrecognized compensation expense related to stock options as of December 31, 2023 was $650 thousand, which is expected to be recognized over a weighted-average period of approximately 1.84 years.

8. Employee Retention Credit

Other income is primarily attributable to the one-time receipt of the Employee Retention Tax Credit from the Internal Revenue Service (the "IRS"). As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which contained a number of programs to assist workers, families and businesses. Part of the CARES Act provides an Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually, from March 12, 2020 through January 1, 2021. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid through June 30, 2021 and 100% of qualified wages paid through December 31, 2021, up to $10,000 per employee per quarter.

In January 2023, the Company filed Form 941-X for the three months ended March 31, June 30 and September 30, 2021 to claim a refund for the ERC. The Company elected to account for the ERC under IAS 20 when there was reasonable assurance of receipt, which was determined to be when the notification of acceptance of Form 941-X was received by the IRS. In June 2023, the Company received confirmation from the IRS that changes to the Company’s Q1, Q2 and Q3 941 forms amounting to $224 thousand in the first quarter of 2021, $238 thousand in the second quarter of 2021, and $201 thousand in the third quarter of 2021 had been accepted. The Company received payment from the IRS related to the ERC during the second quarter of 2023 and recorded other income of $663 thousand in the accompanying consolidated statement of operations.

9. Income Taxes

Pre-tax loss consists of the following jurisdictions (in thousands):

	December 31,	December 31,
	2023	2022
Domestic pre-tax book loss	$(76)	$(228)
Foreign pre-tax book loss	(55)	(103)
Consolidated pre-tax book loss	$(131)	$(331)

A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	(68.0%)	(8.5%)
Foreign rate differentials	41.3%	0.8%
Permanent items	(9.2%)	(5.1%)
Change in valuation allowance	11,815.8%	190.7%
Research and development tax credits limitation	(1,241.0%)	0.0%
Employee retention credit income	104.5%	0.0%
Stock-based compensation	(226.9%)	8.0%
Adjustments to NOL	(10,830.5%)	(40.6%)
ASC 740-10 adjustments	402.0%	(170.0%)
Other	(9.0%)	3.7%
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2017. The Company follows the provisions of FASB ASC 740-10 – Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or are expected to be taken on a tax return.

As of December 31, 2023 and 2022, the Company's reserve for unrecognized tax benefits was approximately $478 thousand and $953 thousand, respectively. Due to the full valuation allowance as of December 31, 2023, current adjustments to the unrecognized tax benefits will have no impact on the Company's effective tax rate. The Company does not anticipate any significant changes in its unrecognized tax benefits within 12 months of this reporting date. For the years ended December 31, 2023 and 2022, there were no penalties or interest recognized related to unrecognized tax benefits given the Company's historical loss position and full valuation allowance.

A reconciliation of the reserve for unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2021	$—
Increase (decrease) related to prior year tax positions	953
Increase (decrease) related to current year tax positions	—
Increase (decrease) related to settlements with taxing authorities	—
Increase (decrease) related to lapse in statute of limitations	—
Balance as of December 31, 2022	953
Increase (decrease) related to prior year tax positions	(475)
Increase (decrease) related to current year tax positions	—
Increase (decrease) related to settlements with taxing authorities	—
Increase (decrease) related to lapse in statute of limitations	—
Balance as of December 31, 2023	$478

As of December 31, 2023, the Company has available federal net operating loss (“NOL”) carryforwards of approximately $20.3 million, which may be applied against future taxable income and will expire in various years beginning 2026 through 2037. However, any NOL carryforwards generated in 2018 and future tax years will not expire and are carried forward indefinitely. State NOL carryforwards will start to expire in 2036. As of December 31, 2022, the Company had federal NOL carryforwards of approximately $73.5 million. The decrease in federal NOL carryforwards for the year ended December 31, 2023 is approximately $53.2 million, which is primarily attributable to the Internal Revenue Code (“IRC”) Section 382 limitation. As of December 31, 2023, the Company has Australian NOL carryforwards of approximately $1.0 million, which may be carried forward indefinitely.

The amount of and ultimate realization of the benefits from NOL carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of NOL carryforwards, the Company has established a valuation allowance equal to the tax effect of the NOL carryforwards, research and development (“R&D”) credits, and accruals; therefore, no net deferred tax asset has been recognized as of December 31, 2023.

The Company is subject to IRC Sections 382 and 383, which limits the amount of NOL and tax credit carryovers that can be used in future years. The Company has completed a study to assess whether an ownership change has occurred, as defined by IRC Sections 382 and 383, or whether there have been ownership changes since the Company's formation. Based on the completed study, it was determined that the Company had significant ownership changes that occurred in January 2009 and November 2015. As a result of the ownership changes, under IRC Sections 382 and 383, the NOL and R&D tax credit carryforwards that were generated in the year prior to November 2015 have been significantly limited and a substantial unused amount will expire. The Company estimates that if another future change in ownership did occur, the federal and state NOL and R&D tax credit carryforwards that can be utilized in the future would be significantly limited as well. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state NOL and R&D tax credit carryforwards, either due to ongoing operating losses or significant ownership change limitations.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$5,476	$19,266
Research and development tax credits	922	1,993
Stock-based compensation	995	1,252
IRC Section 174 costs	172	95
Intangibles	166	191
Lease liabilities	161	224
Accrued expenses	123	128
Deferred tax assets	8,015	23,149
Less: valuation allowance	(7,858)	(22,936)
Net deferred tax assets	157	213
Deferred tax liabilities:
Right-of-use assets	(125)	(171)
Depreciation	(32)	(42)
Total deferred tax liabilities	(157)	(213)
Net deferred tax assets	$—	$—

10. Related Party Transactions

Related party lease agreements

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

Refer to Note 11 – Commitments & Contingencies within the consolidated financial statements for further discussion.

Related party note payable

Between March 2018 and March 2021, to obtain funding for working capital purposes, the Company borrowed a total of $2.7 million from Dr. Semechkin and issued an unsecured, non-convertible promissory note in the principal amount of $2.7 million (the “Note”) to Dr. Semechkin. The outstanding principal amount under the Note accrued interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the Note were due and payable on January 15, 2022 and could be pre-paid without penalty at any time.

In January 2022, to obtain additional funding for working capital purposes, the Company further modified the Note and issued an unsecured, non-convertible promissory note (the “January 2022 Note”) in the amount of $2.9 million to Dr. Semechkin. In exchange, Dr. Semechkin surrendered the Note and provided additional funding in the amount of $250 thousand to the Company. The outstanding principal amount under the January 2022 Note accrues interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the January 2022 Note were due and payable on March 15, 2022 and may be pre-paid by the Company without penalty at any time.

In March 2022, the Noteholder surrendered the January 2022 Note, and the Company issued a new promissory note (“March 2022 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from March 15, 2022 to September 15, 2022. The March 2022 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

In September 2022, the Noteholder surrendered the March 2022 Note, and the Company issued a new promissory note (“September 2022 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from September 15, 2022 to March 15, 2023. The September 2022 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

In March 2023, the Noteholder surrendered the September 2022 Note, and the Company issued a new promissory note (“March 2023 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from March 15, 2023 to September 15, 2023. The March 2023 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

In September 2023, the Noteholder surrendered the March 2023 Note, and the Company issued a new promissory note (“September 2023 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from September 15, 2023 to September 15, 2024. The September 2023 Note has a principal balance of $2.9 million, accrues interest at 4.5% per annum from the original borrowing date, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

All amendments during the years ended December 31, 2023 and 2022 qualified as troubled debt restructurings, which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

11. Commitments and Contingencies

Leases

As of December 31, 2023, the Company has three operating leases for real estate in California and Maryland:

•
San Diego, California – corporate headquarters, including corporate, R&D, and manufacturing operations, with a term date of December 2026, jointly leased with a related party (refer to Note 10 – Related Party Transactions within the consolidated financial statements for further discussion);
•
San Diego, California – supplemental office space adjacent to the Company’s corporate headquarters with a term date of December 2026; and

•
Frederick, Maryland – mixed laboratory and administrative space with a term date of November 2025.

In October 2021, the Company entered into an operating lease for its new corporate headquarters. The lease commenced in November 2021 and expires on December 31, 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. The lease is subject to additional variable charges, including insurance, maintenance costs, taxes and operating expenses. Base rent and additional variable charges are shared between the Company and S Real Estate Holdings LLC, a related party, with base rent for months two through five of the lease term abated by 50%. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of approximately $232 thousand.

In November 2021, the Company entered into an operating lease for supplemental office space adjacent to its new corporate headquarters with the same landlord. The lease commenced in December 2021 and expires on December 31, 2026, and is not subject to the co-tenant agreement with S Real Estate Holdings, LLC. At commencement, base rent due under the supplemental office lease was approximately $4 thousand per month and increases at a fixed amount per annum over the lease term. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of approximately $247 thousand.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. As of December 31, 2023, total right-of-use assets and operating lease liabilities were approximately $557 thousand and $721 thousand, respectively. As of December 31, 2023, the Company had no finance leases.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands, except years and percentages):

	Year Ended December 31,
	2023	2022
Operating lease costs	$278	$278
Short-term lease costs	5	7
Variable lease costs	159	167
Total lease costs	$442	$452
Cash paid for amounts included in measurement of lease liabilities	$338	$317
Weighted-average remaining lease term (years)	2.44	3.43
Weighted-average discount rate	13.20%	13.38%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Years ending December 31,
2024	$349
2025	360
2026	119
Total minimum lease payments	828
Less: imputed interest	(107)
Total future minimum lease payments	721
Less: operating lease liabilities, current	(276)
Operating lease liabilities, net of current portion	$445

Licensed Patents

The Company had a minimum annual license fee of $75 thousand payable in two installments per year to Astellas Pharma pursuant to the amended UMass IP license agreement. The patents, along with the license agreement, expired at the end of July 2022. These patents were fully impaired in prior years and, therefore, the expiration did not result in any impairment for the year ended December 31, 2022. The Company does not anticipate any short-term liquidity effects from this obligation as they will no longer be liable for the annual licensing fee.

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for net loss. Results of operations by market segment were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Revenues:
Biomedical market	$6,866	$7,131
Anti-aging market	923	1,049
Total revenues	7,789	8,180
Operating expenses:
Therapeutic market	2,518	2,369
Biomedical market	4,492	4,384
Anti-aging market	1,442	1,610
Total operating expenses	8,452	8,363
Operating income (loss):
Therapeutic market	(2,518)	(2,369)
Biomedical market	2,374	2,747
Anti-aging market	(519)	(561)
Total operating loss	(663)	(183)
Other income (expense), net:
Therapeutic market	532	(135)
Biomedical market	—	(8)
Anti-aging market	—	(5)
Total other income (expense), net	532	(148)
Net income (loss):
Therapeutic market	(1,986)	(2,504)
Biomedical market	2,374	2,739
Anti-aging market	(519)	(566)
Total net loss	$(131)	$(331)

Geographic Information

The Company’s wholly owned subsidiaries are located in Maryland, California and Melbourne, Australia, and have customer and vendor relationships worldwide. The Company's long-lived assets including property, plant, and equipment, net, right-of-use assets, and intangible assets, net are domiciled in the United States. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped were as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$6,548	$7,016
Asia	726	690
Europe	395	393
All other regions	120	81
Total	$7,789	$8,180