Form 10-Q
period 2024-03-31
International Stem Cell CORP
filed 2024-05-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-51891

INTERNATIONAL STEM CELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4494098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9745 Businesspark Ave San Diego, CA	92131
(Address of principal executive offices)	(Zip Code)

(760) 940-6383

(Registrant’s telephone number, including area code)

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

As of May 9, 2024, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

	Signatures	26

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,386	$1,588
Accounts receivable, net	632	574
Inventories	1,273	1,263
Prepaid expenses and other current assets	302	96
Total current assets	3,593	3,521
Non-current inventories	260	266
Property and equipment, net	196	215
Intangible assets, net	779	800
Right-of-use assets	510	557
Deposits and other assets	31	31
Total assets	$5,369	$5,390
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$360	$364
Accrued liabilities	578	485
Operating lease liabilities, current	288	276
Advances	250	250
Related party note payable	3,490	3,457
Total current liabilities	4,966	4,832
Operating lease liabilities, net of current portion	367	445
Total liabilities	5,333	5,277
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at March 31, 2024 and December 31, 2023	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,800 and $9,796 at March 31, 2024 and December 31, 2023, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at March 31, 2024 and December 31, 2023	8	8
Additional paid-in capital	106,413	106,276
Accumulated deficit	(110,690)	(110,476)
Total stockholders' deficit	(4,264)	(4,187)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,369	$5,390

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product sales	$2,129	$2,086
Operating expenses:
Cost of sales	887	824
General and administrative	909	800
Selling and marketing	334	315
Research and development	177	145
Total operating expenses	2,307	2,084
Income (loss) from operations	(178)	2
Other expense:
Interest expense	(36)	(36)
Total other expense	(36)	(36)
Net loss	(214)	(34)
Net loss per common share, basic and diluted	$(0.03)	$—
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2024
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)
Stock-based compensation	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(214)	(214)
Balance at March 31, 2024	—	4,300	5,254	5	8,004	8	106,413	(110,690)	(4,264)

	Three Months Ended March 31, 2023
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2023	—	4,300	5,254	5	8,004	8	105,920	(110,379)	(4,446)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(214)	$(34)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	137	108
Depreciation and amortization	49	51
Non-cash operating lease expense	47	40
Interest expense on related party note payable	33	32
Changes in operating assets and liabilities:
Accounts receivable	(58)	59
Inventories	(4)	81
Prepaid expenses and other current assets	(206)	(221)
Accounts payable	(4)	29
Accrued liabilities	93	124
Operating lease liabilities	(66)	(53)
Net cash provided by (used in) operating activities	(193)	216
Cash flows from investing activities
Purchases of property and equipment	(8)	(15)
Payments for patent licenses	(1)	—
Net cash used in investing activities	(9)	(15)
Net increase (decrease) in cash	(202)	201
Cash, beginning of period	1,588	742
Cash, end of period	$1,386	$943
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$2	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is headquartered in San Diego, California. The Company is primarily a research and development company for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver. The Company has the following wholly owned subsidiaries:

•
Lifeline Cell Technology, LLC (“LCT”) – for the biomedical market, develops, manufactures and commercializes primary human cell research products, including human cell culture products such as frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain and differentiate the cells;
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024.

Liquidity and Going Concern

The Company had an accumulated deficit of approximately $110.7 million as of March 31, 2024. The Company has historically incurred net losses and negative operating cash flows annually since inception. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates include patent life (remaining legal life versus remaining useful life), inventories carrying values, and the fair value of stock option grants using the Black-Scholes option valuation model. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from these estimates.

Segments

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information for each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments: ISCO – therapeutic market; LCT – biomedical market; and LSC – anti-aging market.

Inventories

Inventories are accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, average cost and specific identification methods for LSC products, and specific identification method for other LCT products. Inventories are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventories have a long product life cycle, do not have a shelf life when frozen, and future demand is uncertain. At each reporting period, the Company estimates its reserve allowance for excess and obsolete inventories using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventories establishes a new cost basis in inventories. If the Company is able to sell previously reserved inventories, the related reserves and inventories balance would be reduced in the period of sale. The value of the inventories that are not expected to be sold within twelve months of the current reporting period is classified as non-current inventories on the accompanying condensed consolidated balance sheets.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of March 31, 2024 and December 31, 2023, the Company’s allowance for credit losses was immaterial.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The anti-aging market sells products solely through the ecommerce channel. The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three months ended March 31, 2024 and 2023.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands, except percentages):

Biomedical market:

	Three Months Ended March 31, 2024
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,304	$163	$1,467	76%
Cells	325	131	456	24%
Total	$1,629	$294	$1,923	100%

	Three Months Ended March 31, 2023
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$984	$162	$1,146	61%
Cells	530	192	722	39%
Total	$1,514	$354	$1,868	100%

Anti-aging market:

	Three Months Ended March 31,
	2024	2023
Skin care products	$206	$218

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

For LSC products, ecommerce sales are primarily paid through credit card charges. The anti-aging and biomedical products’ standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligation(s).

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of March 31, 2024 and 2023, the Company recorded no allowance for sales returns.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the three months ended March 31, 2024 and 2023, there were no tax credits provided.

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

Fair Value Measurements

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the Company's related party note payable does not approximate fair value. Refer to Note 7 – Related Party Transactions within the condensed consolidated financial statements for further discussion.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two-class or “if-converted” method. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the three months ended March 31, 2024 and 2023, there was no difference in the number of shares used to calculate basic and diluted shares outstanding.

For the three months ended March 31, 2024 and 2023, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Employee stock options	11,807,494	6,858,492
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	3,619,379
Total	19,326,324	12,935,014

Customer Concentrations

For the three months ended March 31, 2024 and 2023, one customer accounted for approximately 51% and 47% of consolidated product sales, respectively, and approximately 57% and 53%, respectively, of biomedical product sales. As of March 31, 2024 and December 31, 2023, the same customer accounted for approximately 46% and 47% of accounts receivable, net, respectively.

For the three months ended March 31, 2024 and 2023, no other single customer accounted for more than 10% of revenues in any segment. No other single customer accounted for more than 10% of accounts receivable, net as of March 31, 2024. As of December 31, 2023, three customers individually accounted for more than 10% of accounts receivable, net and in the aggregate, accounted for 33% of accounts receivable, net.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 intends to simplify the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Among other things, the amendment allows certain convertible debt instruments to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Further, the amendments require use of the if-converted method in the diluted earnings per share calculation for convertible instruments. The Company adopted ASC 2020-06 on January 1, 2024. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

2. Inventories

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$587	$526
Work in process	610	597
Finished goods	1,111	1,145
	2,308	2,268
Less: allowance for inventory excess and obsolescence	(775)	(739)
Total inventories	$1,533	$1,529

Inventories	$1,273	$1,263
Non-current inventories	260	266
Total inventories	$1,533	$1,529

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses	$270	$80
Other current assets	32	16
Total prepaid expenses and other current assets	$302	$96

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Machinery and equipment	$1,602	$1,602
Computer equipment and software	221	221
Office equipment	89	89
Leasehold improvements	625	617
Construction in progress	12	12
	2,549	2,541
Less: accumulated depreciation and amortization	(2,353)	(2,326)
Property and equipment, net	$196	$215

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $28 thousand and $31 thousand, respectively. During the three months ended March 31, 2024 and 2023, the Company had immaterial disposals of fully depreciated property and equipment.

5. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Patents	$1,290	$1,290
Less: accumulated amortization	(586)	(565)
	704	725
Indefinite life logos and trademarks	75	75
Intangible assets, net	$779	$800

Amortization expense for the three months ended March 31, 2024 and 2023 was $21 thousand and $20 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of March 31, 2024 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$490	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,800	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2023 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$486	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,796	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of March 31, 2024, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends indefinitely, this does not have an ongoing impact. No dividends have been declared during the three months ended March 31, 2024.

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

Conversion

The shares of convertible preferred stock are convertible into shares of common stock at any time, at the option of the holder. The conversion rates of the Series B, Series D, and Series I-2 are subject to anti-dilution adjustments whereby, subject to specified exceptions, if the Company issues equity securities or securities convertible into equity at a price below the applicable conversion price of the Series B, Series D, and Series I-2, the conversion price of each such series shall be adjusted downward to equal the price of the new securities. The conversion rate of the Series G is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price, subject to specified exceptions. The conversion price of the Series I-2 are also subject to certain resets as set forth in the Certificates of Designation, including a reverse stock split.

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of March 31, 2024:

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

Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

In September 2023, the Company's Board of Directors voted to amend the 2010 Plan (“2010 Plan Amendment”) to 1) increase the number of shares that may be issued under the 2010 Plan from 9,700,000 shares to an aggregate of 30,000,000 shares of common stock and 2) increase the number of awards an employee may receive in a calendar year from 800,000 shares to 10,000,000 shares. The majority shareholders approved the 2010 Plan Amendment on September 21, 2023 and the Company filed the Notice of Internet Availability of Information Statement (the “Notice”) on September 27, 2023, noting the 2010 Plan Amendment would become effective no earlier than 40 calendar days after the Notice was first made available to stockholders. Accordingly, on November 6, 2023, the 2010 Plan Amendment became effective.

For the three months ended March 31, 2024, there were no restricted stock units granted. As of March 31, 2024, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the three months ended March 31, 2024 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	11,807,494	$0.64
Outstanding at March 31, 2024	11,807,494	$0.64	7.50	$—
Vested and expected to vest at March 31, 2024	11,339,507	$0.66	7.43	$—
Exercisable at March 31, 2024	7,365,030	$0.92	6.49	$—

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$1	$1
General and administrative	102	85
Selling and marketing	1	1
Research and development	33	21
Total	$137	$108

Unrecognized compensation expense related to stock options as of March 31, 2024 was $532 thousand, which is expected to be recognized over a weighted-average period of 1.72 years.

Common Stock Reserved for Future Issuance

As of March 31, 2024, the Company had shares of common stock reserved for future issuance as follows:

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

Related party note payable

Between March 2018 and September 2022, to obtain funding for working capital purposes, the Company borrowed a total of $2.9 million from Dr. Semechkin and issued an unsecured, non-convertible promissory note in the principal amount of $2.9 million (the “Note”) to Dr. Semechkin. The outstanding principal amount under the Note accrued interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the Note were due and payable on March 15, 2023 and could be pre-paid without penalty at any time.

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

All amendments during the year ended December 31, 2023 qualified as troubled debt restructurings, which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

8. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•
San Diego, California – corporate headquarters, including corporate, R&D, and manufacturing operations, with a termination date of December 2026, jointly leased with a related party (refer to Note 7 – Related Party Transactions for further discussion) (“headquarter lease”). This lease contains no renewal or term extension options;
•
San Diego, California – supplemental office space adjacent to the Company’s corporate headquarters with a termination date of December 2026. This lease contains no renewal or term extension options; and
•
Frederick, Maryland – mixed laboratory and administrative space with a term date of December 2025. The lease contains one renewal option for an additional three-year term through November 2028. The Company is planning to identify and relocate to larger facilities upon the end of the original term date of December 2025. The renewal option is not included in the lease term as it is not reasonably certain that the Company will exercise its renewal option.

The headquarter lease commenced on November 1, 2021 and expires on December 31, 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. The lease is subject to additional variable charges, including insurance, maintenance costs, taxes and operating expenses. Base rent and additional variable charges are shared between the Company and S Real Estate Holdings LLC, a related party, pursuant to a co-tenant agreement between the parties (refer to Note 7 – Related Party Transactions for further discussion). In addition, base rent for months two through five of the lease term were abated by 50%.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three months ended March 31, 2024 and 2023 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended both March 31, 2024 and 2023, lease expense totaled $70 thousand and $71 thousand, respectively. As of March 31, 2024 and December 31, 2023, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2024 (remaining nine months)	$262
2025	360
2026	119
Total minimum lease payments	741
Less: imputed interest	(86)
Total future minimum lease payments	655
Less: operating lease liabilities, current	(288)
Operating lease liabilities, net of current portion	$367

9. Segments

The Company operates the business on the basis of three reporting segments, the parent company and two business units: ISCO – therapeutic market; LCT – biomedical market; and LSC – anti-aging market.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three months ended March 31, 2024 and 2023 by reporting segment were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Biomedical market	$1,923	$1,868
Anti-aging market	206	218
Total revenues	2,129	2,086
Operating expenses:
Therapeutic market	682	577
Biomedical market	1,223	1,093
Anti-aging market	402	414
Total operating expenses	2,307	2,084
Operating income (loss):
Therapeutic market	(682)	(577)
Biomedical market	700	775
Anti-aging market	(196)	(196)
Total operating income (loss)	(178)	2
Other expense:
Therapeutic market	(36)	(36)
Total other expense	(36)	(36)
Net income (loss):
Therapeutic market	(718)	(613)
Biomedical market	700	775
Anti-aging market	(196)	(196)
Total net loss	$(214)	$(34)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”). The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in the Risk Factors included in our Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.1 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product sales	$2,129	$2,086	$43	2%
Cost of sales	887	824	63	8%
Profit margin	1,242	1,262	(20)	-2%
As a % of revenues	58%	60%
General and administrative	909	800	109	14%
Selling and marketing	334	315	19	6%
Research and development	177	145	32	22%
Other expense	(36)	(36)	—	0%
Net loss	$(214)	$(34)	$(180)	529%
As a % of revenues	-10%	-2%

Product sales, net

Product sales for the three months ended March 31, 2024 were $2,129 thousand compared to $2,086 thousand for the three months ended March 31, 2023. The increase of $43 thousand, or 2%, was primarily attributable to an increase in product sales from our Biomedical market segment, including an increase of $321 thousand from our media and other product sales partially offset by a decrease of $266 thousand from our cell product sales. The net increase in product sales from our Biomedical market segment is partially offset by a decrease in product sales from our skin care product line of approximately $12 thousand.

Cost of sales

Cost of sales for the three months ended March 31, 2024 were $887 thousand, compared to $824 thousand for the three months ended March 31, 2023. The increase of $63 thousand, or 8%, was a result of a net increase of approximately $89 thousand in cost of goods sold due to an overall increase in product sales from our Biomedical market segment, partially offset by a decrease of $26 thousand in cost of goods sold from our skin care market segment as a result of decreased product sales and inventory adjustments.

Profit margins have decreased approximately 2% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The net decrease in profit margins was as a result of an approximately 4% decrease from our Biomedical market segment as a result of a change in the sales mix, partially offset by an increase in profit margins related to our skin care market segment due to sales of product that was previously reserved.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 were $909 thousand, compared to $800 thousand for the three months ended March 31, 2023. The increase of $109 thousand, or 14%, was primarily attributable to a net increase in personnel-related costs, specifically increases in benefit costs, consulting costs and audit fees of approximately $134 thousand, partially offset by decreases in legal fees, licensing fees, and other general costs of approximately $25 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2024 were $334 thousand, compared to $315 thousand for the three months ended March 31, 2023. The increase of $19 thousand, or 6%, was primarily attributable to an increase in consulting fees and temporary staffing costs of approximately $35 thousand, partially offset by decreases in personnel-related costs, including commissions expense, and advertising and marketing-related expenses of approximately $16 thousand.

Our selling and marketing expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation for our Biomedical and Anti-aging cosmetic businesses. Other significant costs include facility costs not otherwise included in or allocated to other departments, as well as marketing material costs, permits and licenses for ecommerce, and other advertising expenses.

Research and development expenses

Research and development expenses for the three months ended March 31, 2024 were $177 thousand, compared to $145 thousand for the three months ended March 31, 2023. The increase of $32 thousand, or 22%, was a result of an increase in personnel-related costs, specifically an increase in stock-based compensation expense due to an increase in grants from prior periods of approximately $34 thousand. The increase is partially offset by a decrease in consulting costs of approximately $2 thousand.

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

Other expense

Other expense for the three months ended March 31, 2024 and 2023 was $36 thousand and $36 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable.

Liquidity and Capital Resources

The Company enters into contracts in the normal course of business with various third-party consultants and contract research organizations (“CRO”) for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Actual expenses associated with these arrangements may be higher or lower due to various reasons, including but not limited to, progress of our development products and enrollment in clinical trials. Other short-term and long terms commitments that would affect liquidity include lease obligations as well as related party debt repayments.

As of March 31, 2024, we had an accumulated deficit of approximately $110.7 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $214 thousand and $34 thousand for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had cash of approximately $1.4 million, compared to $1.6 million as of December 31, 2023. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(193)	$216
Net cash used in investing activities	(9)	(15)
Net increase (decrease) in cash	$(202)	$201

Operating Cash Flows

For the three months ended March 31, 2024, net cash used in operating activities was $193 thousand, resulting primarily from our net loss of $214 thousand and net changes in operating assets and liabilities of $245 thousand, consisting of increases in prepaid expenses and other current assets of $206 thousand, accounts receivable, net of $58 thousand, and inventories of $4 thousand and decreases in operating lease liabilities of $66 thousand and accounts payable of $4 thousand. The increase is partially offset by an increase in accrued liabilities of $93 thousand and net non-cash adjustments of $266 thousand, pertaining to recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, and interest expense on our related party note payable.

For the three months ended March 31, 2023, net cash provided by operating activities was $216 thousand, attributable to our net loss of $34 thousand and net changes in operating assets and liabilities of $19 thousand, offset by net recurring non-cash adjustments of $231 thousand.

Investing Cash Flows

Net cash used in investing activities for the three months ended March 31, 2024 was $9 thousand, compared to $15 thousand for the three months ended March 31, 2023. The decrease was attributable to less purchases of property and equipment during the current period partially offset by payments for patent licenses.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2024 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at March 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Dated: May 14, 2024
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)