Form 10-Q
period 2024-06-30
International Stem Cell CORP
filed 2024-08-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 8, 2024, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

	Signatures	30

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,290	$1,588
Accounts receivable, net	810	574
Inventories	1,415	1,263
Prepaid expenses and other current assets	304	96
Total current assets	3,819	3,521
Non-current inventories	240	266
Property and equipment, net	286	215
Intangible assets, net	758	800
Right-of-use assets	460	557
Deposits and other assets	31	31
Total assets	$5,594	$5,390
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$377	$364
Accrued liabilities	572	485
Operating lease liabilities, current	302	276
Advances	250	250
Related party note payable	3,523	3,457
Total current liabilities	5,024	4,832
Operating lease liabilities, net of current portion	286	445
Total liabilities	5,310	5,277
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at June 30, 2024 and December 31, 2023	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,804 and $9,796 at June 30, 2024 and December 31, 2023, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at June 30, 2024 and December 31, 2023	8	8
Additional paid-in capital	106,542	106,276
Accumulated deficit	(110,571)	(110,476)
Total stockholders' deficit	(4,016)	(4,187)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,594	$5,390

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$2,331	$1,841	$4,460	$3,927
Operating expenses:
Cost of sales	913	713	1,800	1,537
General and administrative	884	918	1,793	1,718
Selling and marketing	302	309	636	624
Research and development	83	45	260	190
Total operating expenses	2,182	1,985	4,489	4,069
Income (loss) from operations	149	(144)	(29)	(142)
Other income (expense):
Interest expense	(35)	(35)	(71)	(71)
Other income	5	8	5	8
Employee retention credit	—	663	—	663
Total other income (expense), net	(30)	636	(66)	600
Net income (loss)	119	492	(95)	458
Undistributed earnings allocated to participating securities	(57)	(233)	—	(217)
Net income (loss) allocable to common stockholders	$62	$259	$(95)	$241
Net income (loss) per common share, basic and diluted	$0.01	$0.03	$(0.01)	$0.03
Weighted-average common shares used to compute net income (loss) per share, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Six Months Ended June 30, 2024
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)
Stock-based compensation	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(214)	(214)
Balance at March 31, 2024	—	4,300	5,254	5	8,004	8	106,413	(110,690)	(4,264)
Stock-based compensation	—	—	—	—	—	—	129	—	129
Net income	—	—	—	—	—	—	—	119	119
Balance at June 30, 2024	—	$4,300	5,254	$5	8,004	$8	$106,542	$(110,571)	$(4,016)

	Three and Six Months Ended June 30, 2023
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2023	—	4,300	5,254	5	8,004	8	105,920	(110,379)	(4,446)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net income	—	—	—	—	—	—	—	492	492
Balance at June 30, 2023	—	$4,300	5,254	$5	8,004	$8	$106,028	$(109,887)	$(3,846)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(95)	$458
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	266	216
Depreciation and amortization	99	99
Non-cash operating lease expense	97	81
Non-cash interest expense on related party note payable	66	65
Change in inventory reserve	49	30
Impairment of intangible assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(236)	85
Inventories	(175)	18
Prepaid expenses and other current assets	(208)	(258)
Accounts payable	13	9
Accrued liabilities	85	13
Operating lease liabilities	(133)	(110)
Net cash (used in) provided by operating activities	(170)	706
Cash flows from investing activities
Purchases of property and equipment	(128)	(66)
Net cash used in investing activities	(128)	(66)
Net (decrease) increase in cash	(298)	640
Cash, beginning of period	1,588	742
Cash, end of period	$1,290	$1,382
Supplemental disclosure of non-cash investing activities:
Payments for patent licenses included in accrued liabilities	$1	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$5

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024.

Going Concern

The Company had an accumulated deficit of approximately $110.6 million as of June 30, 2024. The Company has historically incurred net losses and negative operating cash flows annually since inception. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of June 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was immaterial.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The anti-aging market sells products solely through the ecommerce channel. The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three and six months ended June 30, 2024 and 2023.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands, except percentages):

Biomedical market:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,381	$168	$1,549	73%	$2,685	$331	$3,016	75%
Cells	414	157	571	27%	739	288	$1,027	25%
Total	$1,795	$325	$2,120	100%	$3,424	$619	$4,043	100%

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$971	$132	$1,103	68%	$1,955	$294	$2,249	64%
Cells	407	116	523	32%	937	308	1,245	36%
Total	$1,378	$248	$1,626	100%	$2,892	$602	$3,494	100%

Anti-aging market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Skin care products	$211	$215	$417	$433

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of June 30, 2024 and 2023, the Company recorded no allowance for sales returns.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (“IAS”) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. The Company recognized a research and development tax credit receivable of $84 thousand and zero as of June 30, 2024 and December 31, 2023, respectively, within prepaid expenses and other current assets on the accompanying condensed consolidated financial statements. During the three and six months ended June 30, 2024 and 2023, the Company recognized a reduction in research and development expenses of $84 thousand and $99 thousand, respectively.

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

The following table details the computation of basic and diluted income (loss) per common share as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
EPS Numerator
Net income (loss)	$119	$492	$(95)	$458
Less: undistributed earnings allocated to participating securities	(57)	(233)	—	(217)
Net income (loss) attributable to common stockholders, basic and diluted	$62	$259	$(95)	$241

EPS Denominator
Weighted-average number of common shares outstanding, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.01	$0.03	$(0.01)	$0.03

For the three and six months ended June 30, 2024 and 2023, the following common stock options and convertible preferred stock were not included in the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock options	11,970,329	7,315,026	11,888,912	7,088,020
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	4,764,068	5,061,687	4,764,068
Total	19,489,159	14,536,237	19,407,742	14,309,231

Customer Concentrations

For the three months ended June 30, 2024 and 2023, one customer accounted for approximately 53% and 44% of consolidated product sales, respectively, and approximately 59% and 50%, respectively, of biomedical product sales. As of June 30, 2024 and December 31, 2023, the same customer accounted for approximately 56% and 47% of accounts receivable, net, respectively.

For the three months ended June 30, 2024 and 2023, no other single customer accounted for more than 10% of revenues in any segment. No other single customer accounted for more than 10% of accounts receivable, net as of June 30, 2024. As of December 31, 2023, three customers individually accounted for more than 10% of accounts receivable, net and in the aggregate, accounted for 33% of accounts receivable, net.

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

2. Inventories

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$580	$526
Work in process	752	597
Finished goods	1,096	1,145
	2,428	2,268
Less: allowance for inventory excess and obsolescence	(773)	(739)
Total inventories	$1,655	$1,529

Inventories	$1,415	$1,263
Non-current inventories	240	266
Total inventories	$1,655	$1,529

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses	$209	$80
Australian research and development tax credit	84	—
Other current assets	11	16
Total prepaid expenses and other current assets	$304	$96

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Machinery and equipment	$1,720	$1,602
Computer equipment and software	221	221
Office equipment	89	89
Leasehold improvements	625	617
Construction in progress	12	12
	2,667	2,541
Less: accumulated depreciation and amortization	(2,381)	(2,326)
Property and equipment, net	$286	$215

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $29 thousand and $27 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $57 thousand and $58 thousand, respectively. During the three and six months ended June 30, 2024 and 2023, the Company had immaterial disposals of property and equipment that had been depreciated and amortized in full and had no impact on the accompanying condensed consolidated statements of operations.

5. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Patents	$1,290	$1,290
Less: accumulated amortization	(607)	(565)
	683	725
Indefinite life logos and trademarks	75	75
Intangible assets, net	$758	$800

Amortization expense for the three months ended June 30, 2024 and 2023 was $21 thousand and $21 thousand, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $42 thousand and $41 thousand, respectively. Impairment charges for the three and six months ended June 30, 2024 and 2023 was $2 thousand and zero. The impairment charges, measured on a cost basis, related to abandonment of certain internally generated and licensed intellectual property in the Company’s therapeutic market segment that was determined by management to have no future economic benefit.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of June 30, 2024 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$494	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,804	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2023 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$486	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,796	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of June 30, 2024, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends indefinitely, this does not have an ongoing impact. No dividends have been declared during the six months ended June 30, 2024.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of June 30, 2024:

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

Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

For the three and six months ended June 30, 2024, there were no restricted stock units granted. As of June 30, 2024, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the six months ended June 30, 2024 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	11,807,494	$0.64
Granted	782,222	$0.12
Expired	(15,304)	$23.25
Outstanding at June 30, 2024	12,574,412	$0.58	7.42	$—
Vested and expected to vest at June 30, 2024	12,170,622	$0.60	7.37	$—
Exercisable at June 30, 2024	8,222,746	$0.80	6.50	$—

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three and Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.36%	3.99%
Expected stock price volatility	108.75%	89.50%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.33	5.6
Weighted-average grant date fair value	$0.06	$0.10

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1	$1	$2	$2
General and administrative	95	84	197	169
Selling and marketing	1	2	2	3
Research and development	32	21	65	42
Total	$129	$108	$266	$216

Unrecognized compensation expense related to stock options as of June 30, 2024 was $465 thousand, which is expected to be recognized over a weighted-average period of 1.58 years.

Common Stock Reserved for Future Issuance

As of June 30, 2024, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	12,574,412
Common stock available for issuance under the 2010 Plan	17,258,646
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,888

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three and six months ended June 30, 2024 and 2023 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended both June 30, 2024 and 2023, lease expense totaled $70 thousand and $71 thousand, respectively. For the six months ended June 30, 2024 and 2023, lease expense totaled $140 thousand and $142 thousand, respectively. As of June 30, 2024 and December 31, 2023, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2024 (remaining six months)	$175
2025	360
2026	119
Total minimum lease payments	654
Less: imputed interest	(66)
Total future minimum lease payments	588
Less: operating lease liabilities, current	(302)
Operating lease liabilities, net of current portion	$286

9. Employee Retention Credit

Other income is primarily attributable to the one-time receipt of the Employee Retention Tax Credit from the Internal Revenue Service (the “IRS”). As a response to the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained a number of programs to assist workers, families and businesses. Part of the CARES Act provides an Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes equal to 50% of qualified wages paid, up to $10,000 per employee annually, from March 12, 2020 through January 1, 2021. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits to 70% of qualified wages paid through June 30, 2021 and 100% of qualified wages paid through December 31, 2021, up to $10,000 per employee per quarter.

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three and six months ended June 30, 2024 and 2023 by reporting segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Biomedical market	$2,120	$1,626	$4,043	$3,494
Anti-aging market	211	215	417	433
Total revenues	2,331	1,841	4,460	3,927
Operating expenses:
Therapeutic market	558	606	1,240	1,183
Biomedical market	1,262	1,052	2,485	2,145
Anti-aging market	362	327	764	741
Total operating expenses	2,182	1,985	4,489	4,069
Operating income (loss):
Therapeutic market	(558)	(606)	(1,240)	(1,183)
Biomedical market	858	574	1,558	1,349
Anti-aging market	(151)	(112)	(347)	(308)
Total operating income (loss)	149	(144)	(29)	(142)
Other income (expense):
Therapeutic market	(35)	636	(71)	600
Biomedical market	5	—	5	—
Total other income (expense), net	(30)	636	(66)	600
Net income (loss):
Therapeutic market	(593)	30	(1,311)	(583)
Biomedical market	863	574	1,563	1,349
Anti-aging market	(151)	(112)	(347)	(308)
Total net income (loss)	$119	$492	$(95)	$458

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

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.3 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $4.5 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and reagents (called “media”), which are needed to grow, maintain, and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, original equipment manufacturing (“OEM”) partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Product sales	$2,331	$1,841	$490	27%
Cost of sales	913	713	200	28%
Profit margin	1,418	1,128	290	26%
As a % of revenues	61%	61%
General and administrative	884	918	(34)	-4%
Selling and marketing	302	309	(7)	-2%
Research and development	83	45	38	84%
Other income (expense)	(30)	636	—	0%
Net income	$119	$492	$(373)	-76%
As a % of revenues	5%	27%

Product sales, net

Product sales for the three months ended June 30, 2024 were $2,331 thousand compared to $1,841 thousand for the three months ended June 30, 2023. The increase of $490 thousand, or 27%, was primarily attributable to an increase in OEM sales from our Biomedical market segment, including an increase of $446 thousand from our media and other products sales and an increase of $48 thousand from our cell product sales. The net increase in product sales from our Biomedical market segment is partially offset by a decrease in skin care product line sales of approximately $4 thousand.

Cost of sales

Cost of sales for the three months ended June 30, 2024 were $913 thousand, compared to $713 thousand for the three months ended June 30, 2023. The increase of $200 thousand, or 28%, was a result of a net increase of approximately $170 thousand in cost of goods sold due to an overall increase in product sales from our Biomedical market segment and an increase of $30 thousand in cost of goods sold from our skin care market segment as a result of inventory adjustments related to scrap and expired product.

Profit margins remained steady at 61% for both the three months ended June 30, 2024 and 2023. There was a slight decrease in profit margins related to inventory adjustments that was fully offset by an increase in profit margins related to our Biomedical market segment, which comprised over 90% of our product sales for the three months ended June 30, 2024.

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

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 were $884 thousand, compared to $918 thousand for the three months ended June 30, 2023. The decrease of $34 thousand, or 4%, was primarily attributable to a net decrease of approximately $86 thousand in consulting related costs related to fees paid in connection with the Employment Tax Credit refund that was filed and claimed during the three months ended June 30, 2023. The net decrease in general and administrative expenses was partially offset by a net increase of approximately $20 thousand in personnel-related costs specifically related to benefit costs, as well as an increase of approximately $35 thousand in audit and legal fees and patent impairment charges.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2024 were $302 thousand, compared to $309 thousand for the three months ended June 30, 2023. The decrease of $7 thousand, or 2%, was primarily attributable to a decrease of approximately $22 thousand in personnel related costs, including commissions expense, consulting fees, dues, and merchandise costs, partially offset by an increase of approximately $15 thousand in temporary staffing costs and website advertising related costs.

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

Research and development expenses

Research and development expenses for the three months ended June 30, 2024 were $83 thousand, compared to $45 thousand for the three months ended June 30, 2023. The increase of $38 thousand, or 84%, was a result of an increase of approximately $33 thousand in personnel-related costs, specifically an increase in stock-based compensation expense from grants during the current period, and a decrease of approximately $16 thousand from the Australian research and development tax credit. The increase is partially offset by a decrease of approximately $12 thousand in consulting and other general costs.

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

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2024 was $(30) thousand compared to other income (expense), net for the three months ended June 30, 2023 of $636 thousand. The decrease in other income (expense), net of $671 thousand was largely attributable to the Employment Tax Credit refund (refer to Note 9 within the accompanying condensed consolidated financial statements for further discussion) received during the three months ended June 30, 2023, which was partially offset by other expense. Other expense in both periods relate to interest expense on our related party note payable.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Product sales	$4,460	$3,927	$533	14%
Cost of sales	1,800	1,537	263	17%
Profit margin	2,660	2,390	270	11%
As a % of revenues	60%	61%
General and administrative	1,793	1,718	75	4%
Selling and marketing	636	624	12	2%
Research and development	260	190	70	37%
Other income (expense)	(66)	600	—	0%
Net income (loss)	$(95)	$458	$(553)	-121%
As a % of revenues	-2%	12%

Product sales, net

Product sales for the six months ended June 30, 2024 were $4,460 thousand compared to $3,927 thousand for the six months ended June 30, 2023. The increase of $533 thousand, or 14%, was primarily attributable to an increase of approximately $767 thousand in our media product sales, partially offset by a decrease of approximately $218 thousand in our cell and other product sales in our Biomedical market segment. The net increase in product sales from our Biomedical market segment is partially offset by a decrease in product sales from our skin care product line of approximately $16 thousand.

Cost of sales

Cost of sales for the six months ended June 30, 2024 were $1,800 thousand, compared to $1,537 thousand for the six months ended June 30, 2023. The increase of $263 thousand, or 17%, was primarily attributable to an increase in cost of sales driven by an increase in product sales in our Biomedical market segment of approximately $432 thousand, partially offset by approximately $172 thousand in favorable manufacturing variances. There was a net increase in cost of sales related to our skin care product sales in our Anti-aging market segment of approximately $3 thousand, which was primarily attributable to inventory adjustments related to scrap and expired product, partially offset by an overall decrease in manufacturing costs in accordance with a decrease in our product sales.

Profit margins have decreased by approximately 1% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 due to decreased margins from our skin care line.

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

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 were $1,793 thousand, compared to $1,718 thousand for the six months ended June 30, 2023. The increase of $75 thousand, or 4%, was primarily attributable to a net increase of approximately $68 thousand in personnel-related costs, including stock based compensation, combined with an increase of approximately $96 thousand in audit and accounting fees, patent impairment charges, and other general costs, partially offset by a decrease of approximately $78 thousand in consulting fees, specifically relating to fees incurred from the Employment Tax Credit refund during the three months ended June 30, 2023, and a decrease of approximately $11 thousand in insurance costs.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2024 were $636 thousand, compared to $624 thousand for the six months ended June 30, 2023. The increase of $12 thousand, or 2%, was primarily attributable to an increase of approximately $37 thousand in temporary salaries and consulting fees, partially offset by a decrease of approximately $23 thousand in personnel-related costs and advertising and merchandising costs.

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

Research and development expenses

Research and development expenses for the six months ended June 30, 2024 were $260 thousand, compared to $190 thousand for the six months ended June 30, 2023. The increase of $70 thousand, or 37%, was primarily attributable to an increase of approximately $67 thousand in personnel-related costs, including stock based compensation, and a decrease of approximately $16 thousand in the Australian research and development tax credit, partially offset by a decrease of approximately $13 thousand in consulting costs.

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

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2024 was $(66) thousand, compared to other income (expense), net of $600 thousand for the six months ended June 30, 2023. The decrease in other income (expense), net of $671 thousand was largely attributable to the Employment Tax Credit refund (see Note 9 within the accompanying condensed consolidated financial statements for further discussion) received during the three months ended June 30, 2023, which was partially offset by other expense. Other expense in both periods relate to interest expense on our related party note payable.

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

As of June 30, 2024, we had an accumulated deficit of approximately $110.6 million and have historically incurred net losses and negative operating cash flows on an annual basis. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net income of $95 thousand during the six months ended June 30, 2024 and a net loss of $458 thousand during the six months ended June 30, 2023. As of June 30, 2024, we had cash of approximately $1.3 million, compared to $1.6 million as of December 31, 2023. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(170)	$706
Net cash used in investing activities	(128)	(66)
Net (decrease) increase in cash	$(298)	$640

Operating Cash Flows

For the six months ended June 30, 2024, net cash used in operating activities was $170 thousand was primarily attributable to our net loss of $95 thousand and net changes in operating assets and liabilities of $654 thousand, consisting of increases in accounts receivable, net of $236 thousand, prepaid expenses and other current assets of $208 thousand, and inventories of $175 thousand and a decrease in operating lease liabilities of $133. The increase is partially offset by an increase in accrued liabilities of $87 thousand and accounts payable of $13 thousand, combined with net non-cash adjustments of $579 thousand, pertaining to recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, non-cash interest expense on our related party note payable, and changes in inventory reserve, and non-recurring patent impairment charges.

For the six months ended June 30, 2023, net cash provided by operating activities was $706 thousand, attributable to our net income of $458 thousand and net recurring non-cash adjustments of $491 thousand, offset by net changes in operating assets and liabilities of $243 thousand.

Investing Cash Flows

Net cash used in investing activities for the six months ended June 30, 2024 was $128 thousand, compared to $66 thousand for the six months ended June 30, 2023. The increase is wholly attributable to purchases of property and equipment.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2024 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at June 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the six months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Dated: August 13, 2024
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)