Form 10-Q
period 2024-09-30
International Stem Cell CORP
filed 2024-11-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

	Signatures	30

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,307	$1,588
Accounts receivable, net	680	574
Inventories	1,384	1,263
Prepaid expenses and other current assets	119	96
Total current assets	3,490	3,521
Non-current inventories	223	266
Property and equipment, net	290	215
Intangible assets, net	739	800
Right-of-use assets	407	557
Deposits and other assets	31	31
Total assets	$5,180	$5,390
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$321	$364
Accrued liabilities	475	485
Operating lease liabilities, current	315	276
Advances	250	250
Related party note payable	3,357	3,457
Total current liabilities	4,718	4,832
Operating lease liabilities, net of current portion	203	445
Total liabilities	4,921	5,277
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at September 30, 2024 and December 31, 2023	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,808 and $9,796 at September 30, 2024 and December 31, 2023, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at September 30, 2024 and December 31, 2023	8	8
Additional paid-in capital	106,642	106,276
Accumulated deficit	(110,696)	(110,476)
Total stockholders' deficit	(4,041)	(4,187)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,180	$5,390

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales	$2,179	$1,973	$6,639	$5,900
Operating expenses:
Cost of sales	974	781	2,774	2,318
General and administrative	816	832	2,609	2,550
Selling and marketing	292	302	928	926
Research and development	187	155	447	345
Total operating expenses	2,269	2,070	6,758	6,139
Loss from operations	(90)	(97)	(119)	(239)
Other income (expense):
Interest expense	(35)	(34)	(106)	(105)
Other income	—	—	5	8
Employee retention credit	—	—	—	663
Total other income (expense), net	(35)	(34)	(101)	566
Net income (loss)	(125)	(131)	(220)	327
Undistributed earnings allocated to participating securities	—	—	—	(155)
Net income (loss) allocable to common stockholders	$(125)	$(131)	$(220)	$172
Net income (loss) per common share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$0.02
Weighted-average common shares used to compute net income (loss) per share, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Nine Months Ended September 30, 2024
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)
Stock-based compensation	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(214)	(214)
Balance at March 31, 2024	—	4,300	5,254	5	8,004	8	106,413	(110,690)	(4,264)
Stock-based compensation	—	—	—	—	—	—	129	—	129
Net income	—	—	—	—	—	—	—	119	119
Balance at June 30, 2024	—	4,300	5,254	5	8,004	8	106,542	(110,571)	(4,016)
Stock-based compensation	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	(125)	(125)
Balance at September 30, 2024	—	$4,300	5,254	$5	8,004	$8	$106,642	$(110,696)	$(4,041)

	Three and Nine Months Ended September 30, 2023
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2023	—	4,300	5,254	5	8,004	8	105,920	(110,379)	(4,446)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Net income	—	—	—	—	—	—	—	492	492
Balance at June 30, 2023	—	4,300	5,254	5	8,004	8	106,028	(109,887)	(3,846)
Stock-based compensation	—	—	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	—	—	(131)	(131)
Balance at September 30, 2023	—	$4,300	5,254	$5	8,004	$8	$106,146	$(110,018)	$(3,859)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(220)	$327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	366	334
Depreciation and amortization	152	146
Non-cash operating lease expense	150	124
Non-cash interest expense on related party note payable	100	99
Change in inventory reserve	28	40
Impairment of intangible assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(106)	103
Inventories	(106)	25
Prepaid expenses and other current assets	(23)	(176)
Accounts payable	(43)	(19)
Accrued liabilities	(10)	(66)
Operating lease liabilities	(203)	(169)
Net cash provided by operating activities	87	768
Cash flows from investing activities
Purchases of property and equipment	(165)	(80)
Payments for patent licenses	(3)	—
Net cash used in investing activities	(168)	(80)
Cash flows from financing activities
Principal repayment on note payable from related party	(200)	—
Net cash used in financing activities	(200)	—
Net (decrease) increase in cash	(281)	688
Cash, beginning of period	1,588	742
Cash, end of period	$1,307	$1,430
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$1	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$5

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
•
Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) – performs research and development (“R&D”) for the therapeutic market and is currently conducting a clinical trial in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024.

Going Concern

The Company had an accumulated deficit of approximately $110.7 million as of September 30, 2024. The Company has historically incurred net losses on an annual basis and does not generate sufficient cash flow from operating activities to fund operations and meet obligations on a timely basis. The Company has generated no revenue from its therapeutic product candidate. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Inventories

Inventories are accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, specific identification method for other LCT products and average cost and specific identification methods for LSC products. Inventories are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventories have a long product life cycle, do not have a shelf life when frozen, and future demand is uncertain. At each reporting period, the Company estimates its reserve allowance for excess and obsolete inventories using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventories establishes a new net cost basis for inventories, and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable. If the Company is able to sell previously reserved inventories, the related reserves and inventories balance would be reduced in the period of sale. The value of the inventories that are not expected to be sold within twelve months of the current reporting period is classified as non-current inventories on the accompanying condensed consolidated balance sheets.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoice value, net of discounts, and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of September 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was immaterial.

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

Revenue Recognition

The Company's revenue consists primarily of sales of products from its two revenue-generating operating segments, the biomedical market (LCT) and anti-aging market (LSC). The anti-aging market sells products solely through the ecommerce channel. The biomedical market sells primary human cell research products with two product categories, cells and media, which are sold both domestically and internationally. The biomedical market also offers performance of quality control (QC) testing services. No revenue from services was earned during the three and nine months ended September 30, 2024 and 2023.

The following table presents the Company's revenue disaggregated by segment, product group, and geography (in thousands, except percentages):

Biomedical market:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Domestic	International	Total	% of Total	Domestic	International	Total	% of Total
Biomedical products
Media	$1,299	$201	$1,500	75%	$3,984	$532	$4,516	75%
Cells	364	136	500	25%	1,103	424	$1,527	25%
Total	$1,663	$337	$2,000	100%	$5,087	$956	$6,043	100%

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Domestic	International	Total	% of Total	Domestic	International	Total	% of Total
Biomedical products
Media	$1,120	$235	$1,355	76%	$3,075	$529	$3,604	68%
Cells	323	107	430	24%	1,260	415	1,675	32%
Total	$1,443	$342	$1,785	100%	$4,335	$944	$5,279	100%

Anti-aging market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Skin care products	$179	$188	$596	$621

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of September 30, 2024 and 2023, the Company recorded no allowance for sales returns.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes”. The Company uses the grant accounting model by analogy to International Accounting Standards (“IAS”) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the nine months ended September 30, 2024 and 2023, the Company recognized a reduction in research and development expenses of $94 thousand and $99 thousand, respectively.

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

The following table details the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
EPS Numerator
Net income (loss)	$(125)	$(131)	$(220)	$327
Less: undistributed earnings allocated to participating securities	—	—	—	(155)
Net income (loss) attributable to common stockholders, basic and diluted	$(125)	$(131)	$(220)	$172

EPS Denominator
Weighted-average number of common shares outstanding, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$0.02

For the three and nine months ended September 30, 2024 and 2023, the following common stock options and convertible preferred stock were not included in the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock options(1)	12,536,912	9,307,548	12,106,488	7,835,993
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	4,764,068	5,061,687	4,764,068
Total	20,055,742	16,528,759	19,625,318	15,057,204
(1)
Based on the weighted-average stock options outstanding during the period ended.

Customer Concentrations

For the three months ended September 30, 2024 and 2023, one customer accounted for approximately 52% and 47% of consolidated product sales, respectively, and approximately 56% and 52%, respectively, of biomedical product sales. As of September 30, 2024 and December 31, 2023, the same customer accounted for approximately 41% and 47% of accounts receivable, net, respectively.

For the three months ended September 30, 2024 and 2023, no other single customer accounted for more than 10% of revenues in any segment. One other customer accounted for more than 10% of accounts receivable, net as of September 30, 2024. As of December 31, 2023, three customers individually accounted for more than 10% of accounts receivable, net and in the aggregate, accounted for 33% of accounts receivable, net.

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

2. Inventories

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$630	$526
Work in process	620	597
Finished goods	1,108	1,145
	2,358	2,268
Less: allowance for inventory excess and obsolescence	(751)	(739)
Total inventories	$1,607	$1,529

Inventories	$1,384	$1,263
Non-current inventories	223	266
Total inventories	$1,607	$1,529

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$109	$80
Other current assets	10	16
Total prepaid expenses and other current assets	$119	$96

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Machinery and equipment	$1,681	$1,602
Computer equipment and software	221	221
Office equipment	89	89
Leasehold improvements	625	617
Construction in progress	12	12
	2,628	2,541
Less: accumulated depreciation and amortization	(2,338)	(2,326)
Property and equipment, net	$290	$215

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $33 thousand and $27 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $90 thousand and $85 thousand, respectively. During the three months ended September 30, 2024 and 2023, the Company disposed of property and equipment totaling $76 thousand and zero, respectively. During the nine months ended September 30, 2024 and 2023, the Company disposed of property and equipment totaling $78 thousand and $3 thousand, respectively. All property and equipment disposed during the three and nine months ended September 30, 2024 and 2023 had been depreciated and amortized in full and had no impact on the accompanying condensed consolidated statements of operations.

5. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Patents	$1,291	$1,290
Less: accumulated amortization	(627)	(565)
	664	725
Indefinite life logos and trademarks	75	75
Intangible assets, net	$739	$800

Amortization expense for the three months ended September 30, 2024 and 2023 was $20 thousand and $20 thousand, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $62 thousand and $61 thousand, respectively. Impairment charges for the three months ended September 30, 2024 and 2023 were zero in both periods. Impairment charges for the nine months ended September 30, 2024 and 2023 were $2 thousand and zero, respectively. The impairment charges, measured on a cost basis, relate to the abandonment of certain internally generated and licensed intellectual property in the Company’s therapeutic market segment that was determined by management to have no future economic benefit.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of September 30, 2024 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$498	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,808	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2023 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$486	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,796	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of September 30, 2024, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends indefinitely, this does not have an ongoing impact. No dividends have been declared during the nine months ended September 30, 2024.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of September 30, 2024:

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

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

For the three and nine months ended September 30, 2024, there were no restricted stock units granted. As of September 30, 2024, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the nine months ended September 30, 2024 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	11,807,494	$0.64
Granted	782,222	$0.12
Forfeited or cancelled	(50,000)	$1.53
Expired	(15,304)	$23.25
Outstanding at September 30, 2024	12,524,412	$0.58	7.19	$—
Vested and expected to vest at September 30, 2024	12,200,632	$0.59	7.15	$—
Exercisable at September 30, 2024	8,853,302	$0.75	6.46	$—

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.36%	3.99%
Expected stock price volatility	108.75%	89.50%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.33	5.6
Weighted-average grant date fair value	$0.06	$0.10

There were no stock options granted during the three months ended September 30, 2024 and 2023.

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$—	$1	$2	$3
General and administrative	71	92	268	261
Selling and marketing	—	1	2	4
Research and development	29	24	94	66
Total	$100	$118	$366	$334

Unrecognized compensation expense related to stock options as of September 30, 2024 was $378 thousand, which is expected to be recognized over a weighted-average period of 1.4 years.

Common Stock Reserved for Future Issuance

As of September 30, 2024, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	12,524,412
Common stock available for issuance under the 2010 Plan	17,308,646
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,888

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

On September 15, 2024, the Company amended its September 2024 Note, which included repaying $0.2 million in outstanding principal, reducing the principal balance to $2.7 million, increasing the interest rate from 4.5% to 5.5%, and extending the maturity date from September 15, 2024 to September 15, 2025 (“September 2025 Note”). All other terms of the September 2025 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2025 Note were not substantially different than the terms of the September 2024 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three and nine months ended September 30, 2024 and 2023 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended both September 30, 2024 and 2023, lease expense totaled $70 thousand and $71 thousand, respectively. For the nine months ended September 30, 2024 and 2023, lease expense totaled $210 thousand and $213 thousand, respectively. As of September 30, 2024 and December 31, 2023, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2024 (remaining three months)	$88
2025	360
2026	119
Total minimum lease payments	567
Less: imputed interest	(49)
Total future minimum lease payments	518
Less: operating lease liabilities, current	(315)
Operating lease liabilities, net of current portion	$203

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three and nine months ended September 30, 2024 and 2023 by reporting segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Biomedical market	$2,000	$1,785	$6,043	$5,279
Anti-aging market	179	188	596	621
Total revenues	2,179	1,973	6,639	5,900
Operating expenses:
Therapeutic market	602	620	1,842	1,803
Biomedical market	1,362	1,124	3,847	3,269
Anti-aging market	305	326	1,069	1,067
Total operating expenses	2,269	2,070	6,758	6,139
Operating income (loss):
Therapeutic market	(602)	(620)	(1,842)	(1,803)
Biomedical market	638	661	2,196	2,010
Anti-aging market	(126)	(138)	(473)	(446)
Total operating loss	(90)	(97)	(119)	(239)
Other income (expense):
Therapeutic market	(35)	(34)	(106)	566
Biomedical market	—	—	5	—
Total other income (expense), net	(35)	(34)	(101)	566
Net income (loss):
Therapeutic market	(637)	(654)	(1,948)	(1,237)
Biomedical market	638	661	2,201	2,010
Anti-aging market	(126)	(138)	(473)	(446)
Total net income (loss)	$(125)	$(131)	$(220)	$327

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

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.2 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $6.6 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Product sales	$2,179	$1,973	$206	10%
Cost of sales	974	781	193	25%
Profit margin	1,205	1,192	13	1%
As a % of revenues	55%	60%
General and administrative	816	832	(16)	-2%
Selling and marketing	292	302	(10)	-3%
Research and development	187	155	32	21%
Other expense, net	(35)	(34)	(1)	3%
Net income	$(125)	$(131)	$6	-5%
As a % of revenues	-6%	-7%

Product sales, net

Product sales for the three months ended September 30, 2024 were $2,179 thousand compared to $1,973 thousand for the three months ended September 30, 2023. The increase of $206 thousand, or 10%, was primarily attributable to an increase in OEM sales from our Biomedical market segment, including an increase of $145 thousand from our media and other products sales and an increase of $70 thousand from our cell product sales. The net increase in product sales from our Biomedical market segment is partially offset by a decrease in skin care product line sales of approximately $9 thousand.

Cost of sales

Cost of sales for the three months ended September 30, 2024 were $974 thousand, compared to $781 thousand for the three months ended September 30, 2023. The increase of $193 thousand, or 25%, was a result of a net increase of approximately $200 thousand in cost of goods sold due to an overall increase in product sales from our Biomedical market segment offset by a net decrease of approximately $7 thousand in cost of goods sold from our skin care market segment due to decreased sales.

Profit margin for the three months ended September 30, 2024 was 55%, compared to 60% for the three months ended September 30, 2023. The decrease in profit margin was primarily related to inventory adjustments for purchased inventory and scrap. The decrease in profit margin was partially offset by production efficiency variances related to our Biomedical market segment, which comprised over 90% of our product sales for the three months ended September 30, 2024.

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

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024 were $816 thousand, compared to $832 thousand for the three months ended September 30, 2023. The decrease of $16 thousand, or 2%, was primarily attributable to a decrease of approximately $35 thousand in legal fees, directors and officer’s insurance, and personnel-related expenses. The decrease in general and administrative expenses was partially offset by an increase of approximately $19 thousand in general liability insurance, audit fees, and other general operating expenses.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2024 were $292 thousand, compared to $302 thousand for the three months ended September 30, 2023. The decrease of $10 thousand, or 3%, was primarily attributable to a decrease of approximately $15 thousand in personnel-related expenses, including commissions expense, merchandise costs, advertising, marketing materials, and dues and subscriptions, partially offset by an increase of approximately $4 thousand in consulting fees and licenses and permits.

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

Research and development expenses

Research and development expenses for the three months ended September 30, 2024 were $187 thousand, compared to $155 thousand for the three months ended September 30, 2023. The increase of $32 thousand, or 21%, was a result of an increase of approximately $52 thousand in personnel-related costs related an increase in stock-based compensation expense from grants during the prior period, consulting fees, general lab expenses, and depreciation expense from newly acquired equipment. The increase is partially offset by a decrease of approximately $10 thousand in other general material and supplies costs, as well as receipt of an additional $10 thousand for the Australian research and development tax credit.

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

Other expense, net

Other expense, net for the three months ended September 30, 2024 was $35 thousand compared to other expense, net for the three months ended September 30, 2023 of $34 thousand. Other expenses in both periods primarily relate to interest expense on our related party note payable.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Product sales	$6,639	$5,900	$739	13%
Cost of sales	2,774	2,318	456	20%
Profit margin	3,865	3,582	283	8%
As a % of revenues	58%	61%
General and administrative	2,609	2,550	59	2%
Selling and marketing	928	926	2	0%
Research and development	447	345	102	30%
Other income (expense), net	(101)	566	(667)	-118%
Net income (loss)	$(220)	$327	$(547)	-167%
As a % of revenues	-3%	6%

Product sales, net

Product sales for the nine months ended September 30, 2024 were $6,639 thousand compared to $5,900 thousand for the nine months ended September 30, 2023. The increase of $739 thousand, or 13%, was primarily attributable to an increase of approximately $912 thousand in our media product sales, partially offset by a decrease of approximately $148 thousand in our cell and other product sales in our Biomedical market segment. The net increase in product sales from our Biomedical market segment is partially offset by a decrease in product sales from our skin care product line of approximately $25 thousand.

Cost of sales

Cost of sales for the nine months ended September 30, 2024 were $2,774 thousand, compared to $2,318 thousand for the nine months ended September 30, 2023. The increase of $456 thousand, or 20%, was primarily attributable to an increase in cost of sales driven by an increase in product sales in our Biomedical market segment of approximately $636 thousand, partially offset by approximately $253 thousand in favorable manufacturing variances generated by higher production volumes to accommodate large OEM sales. There was a net decrease in cost of sales related to our skin care product sales in our Anti-aging market segment of approximately $3 thousand, which was primarily attributable to an overall decrease in manufacturing costs as a result of a decrease in our product sales.

Profit margins have decreased by approximately 3% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 due to the fact that there was a higher volume of product sales from our Biomedical market segment, which lowered our margin from OEM sales as compared to the prior year. There were also more items scrapped during manufacturing due to failed quality tests. The margins in our skin care line remained fairly consistent, but there has been an overall decrease in sales volume.

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

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 were $2,609 thousand, compared to $2,550 thousand for the nine months ended September 30, 2023. The increase of $59 thousand, or 2%, was primarily attributable to a net increase of approximately $67 thousand in personnel-related costs, including stock based compensation, combined with an increase of approximately $115 thousand in audit and accounting fees, patent impairment charges, and other general costs such as travel, partially offset by a decrease of approximately $73 thousand in consulting fees, specifically relating to fees incurred from the Employment Tax Credit refund during the nine months ended September 30, 2023, and decreases of approximately $32 thousand and $17 thousand in legal costs and directors and officers insurance costs, respectively.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2024 were $928 thousand, compared to $926 thousand for the nine months ended September 30, 2023. The increase of $2 thousand was primarily attributable to an increase of approximately $37 thousand in temporary salaries and consulting fees, partially offset by a decrease of approximately $35 thousand in advertising and merchandising costs, dues and subscriptions, and personnel-related costs.

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

Research and development expenses

Research and development expenses for the nine months ended September 30, 2024 were $447 thousand, compared to $345 thousand for the nine months ended September 30, 2023. The increase of $102 thousand, or 30%, was primarily attributable to an increase of approximately $97 thousand in personnel-related costs, including stock-based compensation, an increase of approximately $9 thousand in depreciation expense and general lab expenses, and a decrease of approximately $5 thousand in the Australian research and development tax credit, partially offset by a decrease of approximately $15 thousand in consulting fees and general material and supply costs.

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

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2024 was $(101) thousand, compared to other income (expense), net of $566 thousand for the nine months ended September 30, 2023. The decrease in other income (expense), net of $671 thousand was largely attributable to the Employment Tax Credit refund (see Note 9 within the accompanying condensed consolidated financial statements for further discussion) received during the three months ended June 30, 2023, which was partially offset by other expense. Other expense in both periods relate to interest expense on our related party note payable.

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

As of September 30, 2024, we had an accumulated deficit of approximately $110.7 million and have historically incurred net losses and negative operating cash flows on an annual basis. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $220 thousand during the nine months ended September 30, 2024 and net income of $327 thousand during the nine months ended September 30, 2023. As of September 30, 2024, we had cash of approximately $1.3 million, compared to $1.6 million as of December 31, 2023. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$87	$768
Net cash used in investing activities	(168)	(80)
Net cash used in financing activities	(200)	—
Net (decrease) increase in cash	$(281)	$688

Operating Cash Flows

For the nine months ended September 30, 2024, net cash provided by operating activities was $87 thousand, which was attributable to our net loss of $220 thousand and net changes in operating assets and liabilities of $491 thousand, consisting of increases in accounts receivable, net of $106 thousand, inventories of $106 thousand, and prepaid expenses and other current assets of $23 thousand, combined with decreases in operating lease liabilities of $203 thousand, accounts payable of $43 thousand, and accrued liabilities of $10 thousand. The net decrease in cash from operating activities is offset by net non-cash adjustments of $798 thousand, pertaining to recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, non-cash interest expense on our related party note payable, and changes in inventory reserve, and non-recurring patent impairment charges.

For the nine months ended September 30, 2023, net cash provided by operating activities was $768 thousand, attributable to our net income of $327 thousand and net recurring non-cash adjustments of $743 thousand, offset by net changes in operating assets and liabilities of $302 thousand.

Investing Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2024 was $168 thousand, compared to $80 thousand for the nine months ended September 30, 2023. The increase is primarily attributable to an increase in purchases of property and equipment during the nine months ended September 30, 2024.

Financing Cash Flows

Net cash used in financing activities for the nine months ended September 30, 2024 of $200 thousand was wholly attributable to the partial repayment of principal on our related party note payable.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2024 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at September 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the nine months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Form of Note issued on September 15, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 17, 2024)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 13, 2024
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)