Form 10-K
period 2024-12-31
International Stem Cell CORP
filed 2025-03-28
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $222,031 based upon the closing price of the common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 25, 2025 there were 8,004,389 shares of the registrant’s common stock outstanding.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, anti-aging and research products, of a total of $9.1 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively.

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

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC via intracerebral transplantation. Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We announced successful completion of the dose escalating phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response, with an apparent peak effectiveness at our middle dose. The % OFF-Time, which is the time during the day when levodopa medication is not performing optimally and Parkinson’s disease symptoms return, decreased an average 47% from the baseline at 12 months post transplantation in cohort 2. This trend continued through 24 months where the % OFF-Time in the second cohort dropped by 55% from the initial reading. The same was true for % ON-Time without dyskinesia, which is the time during the day when levodopa medication is performing optimally without dyskinesia. The % ON-Time increased an average of 42% above the initial evaluation at 12 months post-transplantation in the second cohort.

Our therapeutic product candidates will require extensive preclinical and clinical development and may require specific unforeseen licensing rights obtained at substantial cost before regulatory approval may be achieved and the products sold for therapeutic use.

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

Our principal executive offices are located at 9745 Businesspark Ave, San Diego, CA 92131, and our telephone number is (760) 940-6383. Our corporate website address is www.internationalstemcell.com, Lifeline Cell Technology’s website address is www.lifelinecelltech.com, and Lifeline Skin Care’s website address is www.lifelineskincare.com. Our filings with the Securities and Exchange Commission (the “SEC”) are available free of charge on the SEC’s website at www.sec.gov and our website at www.internationalstemcell.com. Information found on, or accessible through, our websites is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Our common stock is currently quoted on the OTC QB and trades under the symbol “ISCO”.

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

Anti-Aging Skin Care Products

ISCO’s wholly owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. At December 31, 2024, LSC’s products include:

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

Parkinson’s disease. Parkinson’s disease (“PD”) is the second most common neurodegenerative disease. According to the Parkinson’s Disease Foundation, there are more than one million sufferers in the United States with over $2 billion spent on related medication costs. Currently there is no cure for PD and the improvements in symptoms provided by available PD drugs often diminish with time. Leveraging our proprietary technologies and know-how, we have developed neural stem cells derived from human pluripotent stem cells (“hpSCs”) as a potential treatment for PD and other central nervous system diseases, including traumatic brain injury, in order to address this significant market opportunity.

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

The global skin care market is generally comprised of three categories of product – facial care, body care, and special needs products. Top selling products in the facial skin care category include skin brighteners, anti-aging creams and serums, toners, masks, anti-acne and sun protection products.

Facial skin care products that provide anti-aging benefits represent a significant portion of the global skin care market. Increased longevity leads consumers to seek out high quality, technologically advanced skin care products that can help them maintain a youthful appearance. Anti-aging products that are backed by scientific research remain in high demand among sophisticated consumers despite premium prices.

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

Intellectual Property

Patents

In 2022, ISCO was issued one patent for technology generated by our R&D team. The patent, issued in the USA, covers the use of Parthenogenic Activation of Human Oocytes. At December 31, 2024, we held a total of 39 patents. These patents expire from January 2025 through May 2037.

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

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Astellas Pharma Inc. (“Astellas”) for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to Astellas Pharma’s human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments, we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

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

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 53% of our total product sales for the year ended December 31, 2024 were from one customer.

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

Human Capital

At December 31, 2024, including our 2 executive officers, we had 32 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We have a history of operating losses, and we do not expect to be profitable in the near future.

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

During the year ended December 31, 2024, we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•
the accuracy of the assumptions underlying the estimates for capital needs in 2025 and beyond;
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

During the year ended December 31, 2024, we derived approximately 53% of our revenues from one customer.

During the year ended December 31, 2024, one customer accounted for 53% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminate its relationship with us, our revenues would decline significantly, and our financial condition and results of operations would suffer substantially.

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

At December 31, 2024, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 59% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options that they hold and that are exercisable within 60 days of December 31, 2024. As a result of their holdings and the rights, preferences, and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders, or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences and privileges of our existing five series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established four separate series of outstanding preferred stock, Series B, Series D, Series G and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntary liquidate, dissolve or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.12 to $9.69 per share at December 31, 2024). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation, and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Risk Management and Strategy

At December 31, 2024, we have implemented thorough cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are often assessed as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees and contractors are required to complete annual cybersecurity awareness trainings, including specific topics related to browser safety, data protection, and email fraud. We have competent employees and consultants with a firm understanding of cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as notify management of such attacks in a timely manner.

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

Cybersecurity Threat Disclosure

While we have not, at the date of this Annual Report, experienced a cybersecurity threat or incident that has had a material impact on our business or operations, there can be no guarantee that we will not experience an incident that results in a material impact to our business or operations in the future. In addition, cybersecurity threats are constantly evolving and increasing in sophistication, which increases the difficulty of successfully defending against them or implementing adequate preventative measures. Refer to Part I, Item 1A. Risk Factors for further discussion of cybersecurity risks.

ITEM 2. PROPERTIES

In October 2021, we entered into a joint lease agreement with S Real Estate Holding, LLC (an affiliate of our Chief Executive Officer and Executive Vice President, Chief Scientific Officer) for the purpose of establishing a new corporate headquarters that combines the Company’s research facility and corporate offices, including corporate, R&D, and manufacturing operations, in San Diego, California. In connection with entering into the joint lease agreement, we entered into a co-tenant agreement with S Real Estate Holdings, LLC, to share costs related to the leased premises. In addition to base rent, the Company and S Real Estate Holdings, LLC, are responsible for certain costs and expenses, including insurance, maintenance costs, taxes and operating expenses. The lease covers approximately 7,300 square feet, of which portions of the facility are designated for use by the Company, S Real Estate Holdings, LLC, or shared. The lease for this facility expires in December 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. Pursuant to the co-tenant agreement with S Real Estate Holdings, LLC, we are liable for 40% of total base rent and variable lease charges due under the joint lease agreement as of the year ended December 31, 2024. As of January 2025, we are liable for 75% of total base rent and variable lease charges due under the amendment to the joint lease agreement. Refer to Note 13 – Subsequent Events within the consolidated financial statements for further discussion.

We also lease supplemental office space in a building adjacent to our new corporate headquarter from the same landlord. The supplemental office lease expires in December 2026 and is not subject to the co-tenant agreement with S Real Estate Holdings, LLC. The new corporate headquarters lease and supplemental office lease do not contain any options to renew to extend the lease terms.

In addition, we lease a 13,320 square foot facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current lease expires in November 2025. At December 31, 2024, the base rent was approximately $19 thousand per month. The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing, and general administration purposes. The monthly base rent will increase by 3% on each anniversary date of the agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

At December 31, 2024, we had 8,004,389 shares of common stock outstanding, and approximately 632 holders of record of our common stock, and we had 5,254,353 shares of preferred stock outstanding, and four holders of record of our preferred stock, with the 5,254,353 shares of preferred stock being convertible into 7,518,830 shares of common stock.

We trade on the OTC QX which is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC QX securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to an exchange and any prices quoted may not be a reliable indication of the value of our common stock.

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $9.1 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (hpSCs). Our hpSCs are comparable to human embryonic stem cells (hESCs) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of 15 stem cell lines. We have facilities and manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the United States Food and Drug Administration (FDA).

Market Opportunity and Growth Strategy

Therapeutic Market – Clinical Applications of hpSCs for Disease Treatments

We believe that the most promising potential clinical applications of our technology are Parkinson’s disease (PD), traumatic brain injury (TBI), and stroke. Using our proprietary technologies and know-how, we are creating neural stem cells from hpSCs as a potential treatment of PD, TBI, and stroke.

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

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly owned subsidiary Lifeline Skin Care, Inc. (LSC) develops, manufactures, and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. LSC’s products include:

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

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary LCT develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (media) needed to grow, maintain and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the dollar and percent change in those items (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Product sales	$9,085	$7,789	$1,296	17%
Cost of sales	3,764	3,181	583	18%
Profit margin	5,321	4,608	713	15%
As a % of revenues	59%	59%
General and administrative	3,516	3,514	2	0%
Selling and marketing	1,216	1,246	(30)	(2%)
Research and development	657	511	146	29%
Other (expense) income, net	(141)	532	(673)	*
Net loss	$(209)	$(131)	$(78)	60%
As a % of revenues	(2%)	(2%)
* denotes a change in excess of 100%

Product Sales

Product sales revenue for the year ended December 31, 2024 was $9,085 thousand, compared to $7,789 thousand for the year ended December 31, 2023. The increase of $1,296 thousand, or 17%, was attributable to an increase of $1,211 thousand and $213 thousand in media and cell product sales, respectively, within our biomedical market segment primarily due to increases in original equipment manufacturer (OEM) sales. These increases were partially offset by a decrease of $128 thousand in sales of our skin care products in our anti-aging market segment during 2024 compared to 2023 due to a decrease in demand.

Our OEM sales in our biomedical market segment have increased year-over-year and accounted for approximately 63% of biomedical product sales in 2024 as compared to 58% in 2023. The mix of media and cell product sales has remained relatively consistent with media product sales accounting for approximately 72% of biomedical product sales, up from 69% in 2023. The increase in biomedical product sales was therefore primarily driven by the increase in media product sales. The overall increase in biomedical product sales is believed to be the result of normalization of OEM planning systems and lead time measurement and is expected to remain a key component of our biomedical business.

Our anti-aging product line is sold to consumers exclusively through our ecommerce channel with less marketing and store front or medical office exposure contributing to the decrease in product sales.

Cost of Sales

Cost of sales for the year ended December 31, 2024 was $3,764 thousand, compared to $3,181 thousand for the year ended December 31, 2023. The increase of $583 thousand, or 18%, was primarily attributable to an increase in biomedical product sales resulting in higher costs of direct materials of $900 thousand, partially offset by positive manufacturing variances attributed to efficiencies from higher production volumes of approximately $286 thousand. The net increase in cost of sales was also partially offset by an overall decrease in cost of sales in our anti-aging market segment of $31 thousand as a result of a decrease in product sales.

Profit margin was 59% for both the years ended December 31, 2024 and 2023. Margins remained consistent despite slightly higher OEM sales as a result of manufacturing efficiencies in our biomedical market segment and normalization of some raw material costs post COVID.

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 was $3,516 thousand, compared to $3,514 thousand for the year ended December 31, 2023. The change in general and administrative expenses for the year ended December 31, 2024 was primarily attributable to increases in personnel-related costs, including from salaries, benefits and travel expenses, of $94 thousand, audit fees of $92 thousand, temporary services of $21 thousand, foreign currency loss due to unfavorable exchange rates of $20 thousand, write off of bad debt of $4 thousand and patent impairment from abandonment of $2 thousand. These increases were offset by decreases in consulting fees of $157 thousand, legal fees of $42 thousand, D&O and other insurance related costs of $19 thousand and $12 thousand in other general and administrative expenses.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, corporate legal fees not relating to patents, and fees for accounting and consulting services.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2024 was $1,216 thousand, compared to $1,246 thousand for the year ended December 31, 2023. The decrease of $30 thousand, or 2%, was primarily attributable to decreases in advertising costs, including creative and web service fees, of $33 thousand, merchandising fees of $18 thousand, marketing materials and other general expenses of $10 thousand, dues and subscriptions of $9 thousand, and personnel-related costs of $5 thousand. These decreases were partially offset by increases in temporary services of $29 thousand and in license fees of $4 thousand. The overall change in expense year-over-year is primarily attributable to a decrease in selling and marketing expenses attributable to our anti-aging market segment.

Our sales and marketing expenses consist primarily of personnel-related expenses, such as salaries, benefits, and stock-based compensation, facility costs not otherwise included in or allocated to other departments, as well as marketing material costs, permits and licenses for ecommerce, and other advertising type expenses.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 was $657 thousand, compared to $511 thousand for the year ended December 31, 2023. The increase of $146 thousand, or 29%, was primarily attributable to increases in personnel-related costs, including increased salaries, stock-based compensation awards grants and travel expense, of $144 thousand, depreciation expense of $9 thousand and other general expenses of $7 thousand, as well as a decrease in the Australian research and development tax credit for qualified expenditures incurred by our Australian subsidiary, Cyto Therapeutics, of $5 thousand. The increase in research and development expense was partially offset by decreases in general materials and supplies of $15 thousand and consulting fees of $4 thousand.

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

Other Income (Expense), Net

Other expense, net for the year ended December 31, 2024 was $141 thousand, compared to other income, net of $532 thousand for the year ended December 31, 2023. The decrease in other income (expense), net of $673 thousand was primarily attributable to the one-time receipt of the Employee Retention Tax Credit for certain employment taxes enacted by the U.S. government in response to the COVID-19 outbreak of $663 thousand in 2023 (refer to Note 8 – Employee Retention Credit within the accompanying consolidated financial statements for further discussion), which was partially offset by other expense. Other expense in both periods primarily relate to interest expense on our related party note payable (refer to Note 10 – Related Party Transactions within the accompanying consolidated financial statements for further discussion).

Liquidity and Capital Resources

The Company enters into contracts in the normal course of business with various third-party consultants and contract research organizations (CRO) for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Actual expenses associated with these arrangements may be higher or lower due to various reasons, including but not limited to, progress of our development products, and enrollment in clinical trials. Other short-term and long-term commitments that would affect liquidity include lease obligations as well as related party debt repayments.

At December 31, 2024, we had an accumulated deficit of approximately $110.7 million and have, on an annual basis, incurred net losses since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. At December 31, 2024, operating cash flows were positive and we had cash of $1,230 thousand, compared to $1,588 thousand at December 31, 2023.

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

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$13	$929
Net cash used in investing activities	(171)	(83)
Net cash used in financing activities	(200)	—
Net (decrease) increase in cash	$(358)	$846

Operating Cash Flows

For the year ended December 31, 2024, net cash provided by operating activities was $13 thousand, resulting primarily from our net loss of $209 thousand and net changes in operating assets and liabilities of $809 thousand, consisting primarily of increases in accounts receivable of $484 thousand, accrued liabilities of $42 thousand and prepaid expenses and other current assets of $27 thousand, and decreases in operating lease liabilities of $276 thousand, accounts payable of $178 thousand, and inventories of $114 thousand. The decrease in cash is offset by non-cash adjustments to net loss of $1,031 thousand pertaining to stock-based compensation expense, depreciation and amortization expense, non-cash operating lease expense, interest expense on our related party note payable, changes in inventory reserve and impairment of intangible assets. For the year ended December 31, 2023, net cash provided by operating activities was $929 thousand, resulting primarily from our net loss of $131 thousand, which includes the one-time receipt of the Employee Retention Tax Credit of $663 thousand, and changes in operating assets and liabilities of $3 thousand, offset by recurring non-cash adjustments to net loss of $1,063 thousand, including stock-based compensation expense, depreciation and amortization expense, non-cash operating lease expense, interest expense on our related party note payable and changes in inventory reserve.

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2024 was $171 thousand, compared to $83 thousand for the year ended December 31, 2023. The increase in cash used in investing activities was primarily attributable to purchases of property and equipment of $166 thousand for lab and manufacturing equipment as compared to $80 thousand used for leasehold improvements in 2023. There were also payments for patent licenses of $5 thousand during the year ended December 31, 2024 versus $3 thousand during the year ended December 31, 2023.

Financing Cash Flows

Net cash used in financing activities for the year ended December 31, 2024 was $200 thousand, compared to no net cash flows provided by or used in financing activities for the year ended December 31, 2023. Cash used in financing activities was wholly attributable to the partial repayment of principal on our related party note payable (refer to Note 10 – Related Party Transactions within the accompanying consolidated financial statements for further discussion).

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

•
the accuracy of the assumptions underlying the estimates for capital needs in 2025 and beyond;
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

Based on the factors above, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming that we will continue to operate as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing our cash flows, the proper timing of our capital expenditures, and raising additional capital or financing in the future.

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

Our significant accounting policies are more fully described in Note 1 – Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include current and non-current inventories. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Allowance for Excess and Obsolete Inventory

Our inventories, particularly within our biomedical market, consist of certain products that have a long or, when frozen, indefinite shelf life. In addition, future demand for our products is uncertain. Accordingly, at each reporting period, we estimate a reserve for allowance for excess and obsolete inventory. This estimate is computed using historical sales data and inventory turnover rates, which are subjective in nature and fluctuate between periods. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory with a corresponding adjustment to cost of sales. If we are able to sell such inventory, any related reserves are reduced in the period of sale. The Company’s allowance for excess and obsolete inventory was $736 thousand and $739 thousand at December 31, 2024 and 2023, respectively. A 10% change in our reserve estimate in total at December 31, 2024 would result in a change in reserve of approximately $74 thousand. Our reserves are estimates which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) at the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at December 31, 2024, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, in connection with our 2024 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this Item regarding our Code of Conduct and Ethics in incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2024, under the caption “Code of Conduct and Ethics.” The information required by this Item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2024, under the caption “Corporate Governance.”

At December 31, 2024, our executive officers were as follows:

Name	Position	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	65
Russell Kern	Executive Vice President, Chief Scientific Officer, and Principal Financial Officer	39

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2024, under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2024, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2024, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2024, under the caption “Principal Accounting Fees and Services.”

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

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.12	Lease Agreement dated October 26, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K filed on March 29, 2022).

10.13	Lease Agreement dated November 30, 2021 (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 29, 2022).

10.14	Co-Tenant Agreement dated December 15, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 29, 2022).

10.15	Form of Note issued on March 1, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 16, 2023).

10.16	Form of Note issued on September 15, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on September 18, 2023).

10.17	Form of Note issued on September 15, 2024 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on September 17, 2024).

19.1*	Insider Trading Compliance Program

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on March 30, 2016)

23.1*	Consent of BDO USA, P.C.

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: March 28, 2025

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

Signature:	Capacity:	Date:

/s/ ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2025
Andrey Semechkin

/s/ RUSSELL KERN	Executive Vice President, Chief Scientific Officer, and	March 28, 2025
Russell Kern	Director (Principal Financial and Accounting Officer)

/s/ DONALD A. WRIGHT	Co-Chairman of the Board	March 28, 2025
Donald A. Wright

/s/ PAUL V. MAIER	Director	March 28, 2025
Paul V. Maier

International Stem Cell Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

International Stem Cell Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, has historically incurred net losses, has not generated revenue from its principal operations in therapeutic and clinical product development through research and development efforts, and does not have sufficient cash on hand to sustain operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation – Excess and Obsolete Inventory

As described in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to the lower of cost or net realizable value as necessary. The Lifeline Cell Technology (“LCT”) cell inventory has a long product life cycle, does not have a shelf life when frozen and future demand is uncertain. As such, management estimates its reserve for allowance for excess and obsolete LCT cell inventory using historical sales data and inventory turnover rates.

We identified auditing the Company’s estimate for excess and obsolete LCT cell inventory as a critical audit matter. Auditing inventory turnover rates involves especially challenging auditor judgment due to the nature and extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of inventory turnover rates by agreeing certain sales and inventory movement data to relevant source documents.
•
Testing the mathematical accuracy of the excess and obsolete LCT cell inventory reserve calculation.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2019.

San Diego, California

March 28, 2025

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,230	$1,588
Accounts receivable, net	1,058	574
Inventories	1,149	1,263
Prepaid expenses and other current assets	123	96
Total current assets	3,560	3,521
Non-current inventories	252	266
Property and equipment, net	257	215
Intangible assets, net	721	800
Right-of-use assets	352	557
Deposits and other assets	31	31
Total assets	$5,173	$5,390
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$186	$364
Accrued liabilities	527	485
Operating lease liabilities, current	330	276
Advances	250	250
Related party note payable	3,395	3,457
Total current liabilities	4,688	4,832
Operating lease liabilities, net of current portion	115	445
Total liabilities	4,803	5,277
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at December 31, 2024 and 2023	4,300	4,300
Stockholders’ Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,811 and $9,796 at December 31, 2024 and 2023, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at December 31, 2024 and 2023	8	8
Additional paid-in capital	106,742	106,276
Accumulated deficit	(110,685)	(110,476)
Total stockholders’ deficit	(3,930)	(4,187)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$5,173	$5,390

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Product sales	$9,085	$7,789
Operating expenses:
Cost of sales	3,764	3,181
General and administrative	3,516	3,514
Selling and marketing	1,216	1,246
Research and development	657	511
Total operating expenses	9,153	8,452
Loss from operations	(68)	(663)
Other income (expense):
Employee retention credit	—	663
Interest expense	(145)	(139)
Other income, net	4	8
Total other (expense) income, net	(141)	532
Net loss	(209)	(131)
Net loss per common share, basic and diluted	$(0.03)	$(0.02)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004,389	8,004,389

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	—	$4,300	5,254	$5	8,004	$8	$105,812	$(110,345)	$(4,520)
Stock-based compensation	—	—	—	—	—	—	464	—	464
Net loss	—	—	—	—	—	—	—	(131)	(131)
Balance at December 31, 2023	—	4,300	5,254	5	8,004	8	106,276	(110,476)	(4,187)
Stock-based compensation	—	—	—	—	—	—	466	—	466
Net loss	—	—	—	—	—	—	—	(209)	(209)
Balance at December 31, 2024	—	$4,300	5,254	$5	8,004	$8	$106,742	$(110,685)	$(3,930)

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(209)	$(131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	466	464
Depreciation and amortization	206	194
Non-cash operating lease expense	205	170
Interest expense on related party note payable	138	132
Change in inventory reserve	14	103
Impairment of intangible assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(484)	173
Inventories	114	38
Prepaid expenses and other current assets	(27)	(6)
Deposits and other assets	—	2
Accounts payable	(178)	42
Accrued liabilities	42	(23)
Operating lease liabilities	(276)	(229)
Net cash provided by operating activities	13	929
Cash flows from investing activities
Purchases of property and equipment	(166)	(80)
Payments for patent licenses	(5)	(3)
Net cash used in investing activities	(171)	(83)
Cash flows from financing activities
Principal repayment on note payable from related party	(200)	—
Net cash used in financing activities	(200)	—
Net (decrease) increase in cash	(358)	846
Cash, beginning of period	1,588	742
Cash, end of period	$1,230	$1,588
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$6
Supplemental disclosure of non-cash investing activities:
Patent license costs included in accounts payable and accrued expense	$—	$1

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

Going Concern

The Company had an accumulated deficit of approximately $110.7 million at December 31, 2024 and has historically incurred net losses. The Company has no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least one year from the issuance date of these consolidated financial statements.

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

•
the accuracy of the assumptions underlying the estimates for capital needs in 2025 and beyond;
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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates include patent life (remaining legal life versus remaining useful life) and allowance for excess and obsolete inventories. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from these estimates.

Segments

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (Principal Executive Officer). The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LTC”); and anti-aging market (“LSC”). The accounting policies of the segments are the same as those described throughout Note 1 – Description of Business and Summary of Significant Accounting Policies. All intercompany balances and transactions between reporting segments have been eliminated in consolidation.

Inventories

Inventories are accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, specific identification method for other LCT products, and average cost and specific identification methods for LSC products. Inventories are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventories have a long product life cycle, do not have a shelf life when frozen and future demand is uncertain. As such, at each reporting period, the Company estimates its reserve for allowance for excess and obsolete inventory using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis of inventories. If the Company is able to sell such inventories, any related reserves would be reduced in the period of sale. The value of inventories that are not expected to be sold within one year of the current reporting period is classified as non-current inventories on the accompanying consolidated balance sheets.

Accounts Receivable

Trade accounts receivable is recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for credit losses when the Company determines that a customer account is uncollectible. At both December 31, 2024 and 2023, the Company’s allowance for credit losses was immaterial.

Advances

In June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250 thousand to LCT to produce, make, and distribute certain products. The $250 thousand advance will be paid down with the first $250 thousand of net revenues that otherwise would be allocated to LCT under the agreement. For the years ended December 31, 2024 and 2023, no revenues were realized and attributable to BioTime under this agreement.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the assets.

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the useful life of the underlying patent, which is generally 15 years, or when the intangible asset is rejected or abandoned. All amortization expense and impairment charges related to intangible assets are recognized as general and administrative expenses in the accompanying consolidated statements of operations.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets, operating lease obligations, current, and operating lease obligations, net of current portion, on the Company’s consolidated balance sheets.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses a discount rate based on its estimated incremental borrowing rate to determine the right-of-use asset and operating lease liabilities to be recognized. The Company determines its incremental borrowing rate based on the terms and lease payments of its operating leases and what it would normally pay to borrow, on a collateralized basis, over similar terms for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company does not separate lease components from non-lease components. The Company has elected to not recognize right-of-use assets and lease liabilities for leases with an initial term of 12 months or less. The Company recognizes lease expense on a straight-line basis over the lease term beginning on the commencement date.

Long-Lived Asset Impairment

The Company reviews long-lived assets for impairment when events or changes in circumstances (“triggering event”) indicate that the carrying value of an asset or group of assets may not be recovered. If a triggering event is determined to have occurred, the carrying value of an asset or group of assets is compared to the future undiscounted cash flows expected to be generated by the asset or group of assets. If the carrying value exceeds the undiscounted cash flows of the asset or group of assets, which is measured as the excess of fair value over the asset or asset group’s carrying value, then impairment exists. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Revenue Recognition

The Company’s revenue consists primarily of sales of products from its two revenue-generating operating segments: the biomedical market segment (LCT) and anti-aging market segment (LSC). The biomedical market segment markets and sells primary human cell research products with two product categories, cells and media, which are sold both domestically within the United States and internationally. The anti-aging market segment markets and sells a line of skin care products directly to customers through online orders via the ecommerce sales channel.

The following table presents the Company’s revenue disaggregated by segment, product and geography (in thousands, except percentages):

LCT:

	Year Ended December 31, 2024
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$5,257	$696	$5,953	72%
Cells	1,703	634	2,337	28%
Total	$6,960	$1,330	$8,290	100%

	Year Ended December 31, 2023
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$4,059	$683	$4,742	69%
Cells	1,602	522	2,124	31%
Total	$5,661	$1,205	$6,866	100%

LSC:

	Year Ended December 31,
	2024	2023
Skin care products	$795	$923

Contract terms for unit price, quantity, shipping and payment are governed by sales agreements, invoices or online order forms, which the Company considers to be a customer’s contract in all cases. The unit price is considered the observable stand-alone selling price for the performance obligation(s) within the arrangements. Any promotional or volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

The Company recognizes revenue when its customer obtains control of the promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Product sales generally consist of a single performance obligation that the Company satisfies at a point in time (i.e., upon shipment of the product).

The standard payment terms for the Company’s customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC products, ecommerce sales are generally paid at the time of purchase.

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

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services to the customer. From time to time, the Company offers sales promotions on its LSC products, such as discounts and free product offers. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur and updated at the end of each reporting period as additional information becomes available.

Practical Expedients

The Company has elected the practical expedient to not determine whether contracts with customers contain significant financing components. The Company pays commissions on certain sales for its biomedical and anti-aging product markets once the customer payment has been received, which are accrued at the time of the sale. The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded as selling and marketing expenses within the accompanying consolidated statement of operations. In addition, the Company has elected to exclude sales taxes consideration from the determined transaction price.

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. At December 31, 2024 and 2023, the Company recorded no allowance for sales returns.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, shipping costs, general laboratory supplies and an allocation of overhead. Certain of the Company’s licensed technology agreements may require the Company to pay royalties based on the future sale of the Company’s products. Such royalties will be recorded as a component of cost of sales when incurred. Additionally, milestone payments or the amortization of license fees related to developed technologies used in the Company’s products will be included as a component of cost of sales to the extent that such payments become due in the future.

Advertising

Adverting costs are expensed as incurred and included as a component of selling and marketing expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2024 and 2023, advertising costs were approximately $179 thousand and $204 thousand, respectively.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards (“IAS”) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the year ended December 31, 2024 and 2023, the Company recognized a reduction in qualified research and development expenses of $94 thousand and $99 thousand, respectively, in the accompanying consolidated statement of operations.

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

Fair Value Measurements

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the Company’s related party note payable does not approximate fair value. Refer to Note 10 – Related Party Transactions within the consolidated financial statements for further discussion.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established when it is more likely than not the deferred tax assets will not be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two-class or “if-converted” methods. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock do not have an obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the years ended December 31, 2024 and 2023, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the years ended December 31, 2024 and 2023, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Year Ended December 31,
	2024	2023
Employee stock options	12,211,332	8,590,455
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	5,061,687
Total	19,730,162	16,109,285

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ deficit except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the years ended December 31, 2024 and 2023.

Customer Concentrations

For the years ended December 31, 2024 and 2023, one customer accounted for approximately 53% and 46%, respectively, of consolidated product sales, and approximately 58% and 52%, respectively, of biomedical product sales. At December 31, 2024 and 2023, the same customer accounted for 67% and 47%, respectively, of accounts receivable, net.

No other single customer accounted for more than 10% of product sales, net for the years ended December 31, 2024 and 2023 in either segment. No other single customer accounted for more than 10% of accounts receivable, net at December 31, 2024. At December 31, 2023, three customers of LCT individually accounted for more than 10% of accounts receivable, net and in the aggregate, accounted for 33% of accounts receivable, net.

Cash Concentrations

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured up to $250 thousand by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash balances may exceed this limit.

As of December 31, 2024 and 2023, amounts on deposit in excess of FDIC insured limits approximated $327 thousand and $543 thousand, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 intends to provide improved transparency about income tax information through improvements to income tax disclosures. Among other things, the amendments in ASU 2023-09 require enhanced disclosures regarding federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. Further, the amendments eliminate certain disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard will be effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires disclosure of disaggregated information about any relevant expense captions presented on the face of the consolidated statement of operations, including the following required natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (“DD&A”) recognized as part of oil- and gas-producing activities or other depletion expenses, as well as certain other expenses, when applicable. The new standard will be effective for the Company for the fiscal year ending December 31, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 intends to simplify the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Among other things, the amendment allows certain convertible debt instruments to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Further, the amendments require use of the if-converted method in the diluted earnings per share calculation for convertible instruments. The Company adopted ASC 2020-06 on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other things, the amendments in ASU 2023-07 require additional information regarding significant segment expenses provided to the chief operating decision maker (“CODM”), qualitative and quantitative disclosures regarding other segment items, any additional segment profit or loss measures contemplated by the CODM when assessing segment performance, how the CODM allocates resources among segments, and the title and position of the CODM. Further, the amendments require interim segment reporting disclosures that were previously only required to be disclosed annually. ASU 2023-07 is effective for the Company for the fiscal year ending December 31, 2024 and for interim periods beginning January 1, 2025. The adoption of this standard for the year ended December 31, 2024 did not have a material impact on the Company’s consolidated financial results, but resulted in enhanced disclosures as included in Note 12 – Segments and Geographic Information.

2. Inventories

The components of inventories are as follows (in thousands):

	December 31,
	2024	2023
Raw materials	$532	$526
Work in process	538	597
Finished goods	1,067	1,145
	2,137	2,268
Less: allowance for inventory excess and obsolescence	(736)	(739)
Total inventories	$1,401	$1,529

Inventories	$1,149	$1,263
Non-current inventories	252	266
Total inventories	$1,401	$1,529

At December 31, 2024 and 2023, the allowance for inventory excess and obsolescence consists of the following activity (in thousands):

	December 31,
	2024	2023
Balance, beginning of year	$739	$637
Provision for inventory reserve	289	277
Write-offs	(292)	(175)
Balance, end of year	$736	$739

Write-offs of inventories include scrapped inventories and reserved inventories sold.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$1,662	$1,602
Computer equipment and software	221	221
Office equipment	64	89
Leasehold improvements	625	617
Construction in progress	12	12
	2,584	2,541
Less: accumulated depreciation and amortization	(2,327)	(2,326)
Property and equipment, net	$257	$215

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $124 thousand and $112 thousand. During the year ended December 31, 2024 and 2023, the Company disposed of approximately $123 thousand and $5 thousand, respectively, in property and equipment that had been depreciated and amortized in full and had no impact to the accompanying consolidated statements of operations.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2024	2023
Patents	$1,293	$1,290
Less: accumulated amortization	(647)	(565)
	646	725
Indefinite life logos and trademarks	75	75
Intangible assets, net	$721	$800

Amortization expense for the years ended December 31, 2024 and 2023 was $82 thousand and $82 thousand, respectively. Impairment charges for the years ended December 31, 2024 and 2023 was $2 thousand and zero, respectively. The impairment charges, measured on a cost basis, relate to the abandonment of certain internally generated and licensed intellectual property in the Company’s therapeutic market segment that was determined by management to have no future economic benefit.

The timing of approval of pending patent applications is uncertain and, therefore, are included in the thereafter period below until issued. Pending patents at December 31, 2024 and 2023 was $64 thousand and $61 thousand, respectively. At December 31, 2024, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Year ending December 31,
2025	$80
2026	76
2027	73
2028	73
2029	68
Thereafter	276
Total	$646

5. Convertible Preferred Stock

At December 31, 2024 and 2023, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share, 50 shares of Series D redeemable convertible preferred stock and 10,004,310 of Series B, Series G and Series I-2 non-redeemable convertible preferred stock. The Company’s Series B, Series G and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying consolidated balance sheets.

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock at December 31, 2024 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$501	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,811	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock at December 31, 2023 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$486	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,796	$5

The significant rights and preferences of the Company’s convertible preferred stock are as follows:

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in 2012, this does not have an ongoing impact. No dividends have been declared for the year ended December 31, 2024.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted at December 31, 2024:

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

6. Stockholders’ Deficit

Common Stock

At December 31, 2024, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

Common Stock Reserved for Future Issuance

At December 31, 2024, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	12,522,943
Common stock available for issuance under the 2010 Plan	17,310,115
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,888

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

In June 2020, the Company amended the 2010 Plan to extend the term until March 2030. No other material provisions were amended.

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

For the year ended December 31, 2024 and 2023, there were no restricted stock units granted. At December 31, 2024, there were no restricted stock units outstanding.

Stock Options

Stock options are issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan and have a maximum life of 10 years. For the years ended December 31, 2024 and 2023, no options were exercised. The Company’s stock option activity for the year ended December 31, 2024 is as follows:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	11,807,494	$0.64
Granted	782,222	$0.12
Forfeited or cancelled	(50,000)	$1.53
Expired	(16,773)	$22.61
Outstanding at December 31, 2024	12,522,943	$0.58	6.94	$—
Vested and expected to vest at December 31, 2024	12,302,639	$0.58	6.91	$—
Exercisable at December 31, 2024	9,532,389	$0.71	6.38	$—

Stock-Based Compensation

The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.36%	4.28%
Expected stock price volatility	108.75%	91.50%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.33	5.69
Weighted-average grant date fair value	$0.06	$0.10

Total stock-based compensation expense for the years ended December 31, 2024 and 2023 was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
Cost of sales	$1	$3
General and administrative	350	359
Selling and marketing	3	7
Research and development	112	95
Total	$466	$464

Unrecognized compensation expense related to stock options at December 31, 2024 was $287 thousand, which is expected to be recognized over a weighted-average period of approximately 1.29 years.

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

In January 2023, the Company filed Form 941-X for the three months ended March 31, June 30 and September 30, 2021 to claim a refund for the ERC. The Company elected to account for the ERC under IAS 20 when there was reasonable assurance of receipt, which was determined to be when the notification of acceptance of Form 941-X was received by the IRS. In June 2023, the Company received confirmation from the IRS that changes to the Company’s Q1, Q2 and Q3 941 forms amounting to $224 thousand in the first quarter of 2021, $238 thousand in the second quarter of 2021, and $201 thousand in the third quarter of 2021 had been accepted. The Company received payment from the IRS related to the ERC during the second quarter of 2023 and recorded other income of $663 thousand in the accompanying consolidated statement of operations for the year ended December 31, 2023.

9. Income Taxes

The components of worldwide pre-tax book loss are as follows:

	December 31,
	2024	2023
Domestic pre-tax book loss	$(154)	$(76)
Foreign pre-tax book loss	(55)	(55)
Consolidated pre-tax book loss	$(209)	$(131)

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2024, federal net operating loss carryforwards of approximately $19.7 million, which may be applied against future taxable income. At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $20.3 million. The decrease in federal operating loss carryforwards for the year ended December 31, 2024 is approximately $610 thousand, which is the estimated amount of net operating losses that will be used to offset taxable income for 2024. The Australian net operating loss carryforwards as of December 31, 2024 are approximately $549 thousand, which may be carried forward indefinitely. Any federal net operating losses generated prior to 2018 will start to expire beginning in 2026, and net operating losses generated starting in 2018 will carry forward indefinitely until they are used. The state net operating losses will start to expire beginning in 2036.

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

A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	(10.6%)	(68.0%)
Foreign rate differentials	(70.8%)	41.3%
Permanent items	(2.9%)	(9.2%)
Change in valuation allowance	145.9%	11,815.8%
Research and development tax credits limitation	0.0%	(1,241.0%)
Employee retention credit income	0.0%	104.5%
Stock-based compensation	(85.7%)	(226.9%)
Adjustments to NOL	0.0%	(10,830.5%)
ASC 740-10 adjustments	0.0%	402.0%
Other	3.1%	(9.0%)
Effective income tax rate	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2018. The Company follows the provisions of FASB ASC 740-10 – Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return.

At December 31, 2024, 2023, and 2022, the Company's reserve for unrecognized tax benefits is approximately $478 thousand, $478 thousand, and $953 thousand, respectively. Due to the full valuation allowance at December 31, 2024, current adjustments to the unrecognized tax benefits will have no impact on the Company's effective tax rate. The Company does not anticipate any significant change in its unrecognized tax benefits within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the reserve for unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2022	$953
Increase (decrease) related to prior year tax positions	(475)
Increase (decrease) related to current year tax positions	—
Increase (decrease) related to settlements with taxing authorities	—
Increase (decrease) related to lapse in statute of limitations	—
Balance at December 31, 2023	478
Increase (decrease) related to prior year tax positions	—
Increase (decrease) related to current year tax positions	—
Increase (decrease) related to settlements with taxing authorities	—
Increase (decrease) related to lapse in statute of limitations	—
Balance at December 31, 2024	$478

The Company is subject to IRC Code Section 382 and 383, which limits the amount of the net operating loss and tax credit carryovers that can be used in future years. The Company has completed a study to assess whether an ownership change has occurred, as defined by IRC Sections 382 and 383, or whether there have been ownership changes since the Company's formation. Based on the completed study, it was determined that the Company had significant ownership changes that occurred in January 2009 and November 2015. As a result of the ownership changes, under IRC Code Sections 382 and 383, the net operating losses and research and development credits that were generated in the periods prior to November 2015 have been significantly limited and a substantial amount will expire unused. The Company estimates that if another future change in ownership did occur, the federal and state net operating loss carryforwards and research and development credit carryforwards that can be utilized in the future would be significantly limited as well. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or credit carryforwards, either due to ongoing operating losses or due to ownership change limitations.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$5,208	$5,476
Research and development tax credits	922	922
Stock-based compensation	903	995
IRC Section 174 costs	233	172
Intangibles	158	166
Lease liabilities	99	161
Accrued expenses	143	123
Deferred tax assets	7,666	8,015
Less: valuation allowance	(7,557)	(7,858)
Net deferred tax assets	109	157
Deferred tax liabilities:
Right-of-use assets	(78)	(125)
Depreciation	(31)	(32)
Total deferred tax liabilities	(109)	(157)
Net deferred tax assets	$—	$—

10. Related Party Transactions

Related party lease agreements

On October 26, 2021, the Company and S Real Estate Holdings, LLC jointly entered into a lease agreement with Rehco Holdings, LLC (the “Lease”), for the purpose of establishing a new corporate headquarters, including corporate, R&D, and manufacturing operations. S Real Estate Holdings LLC is owned by Dr. Russell Kern, the Company’s Executive Vice President, Chief Scientific Officer. The Lease was personally guaranteed by the Dr. Russell Kern, the Company’s Executive Vice President, Chief Scientific Officer.

On December 15, 2021, the Company and S Real Estate Holdings LLC entered into a co-tenant agreement, whereby the Company and S Real Estate Holdings LLC agreed to allocate portions of the base rent and variable charges, including insurance, maintenance costs, taxes and operating expenses, between the parties. During the term of the Lease, the Company will be liable for 40% of all costs incurred in connection with the Lease.

Refer to Note 11 – Commitments & Contingencies within the consolidated financial statements for further discussion.

Related party note payable

Between March 2018 and March 2021, to obtain funding for working capital purposes, the Company borrowed a total of $2.9 million from Dr. Semechkin, Co-Chairman and CEO, and issued an unsecured, non-convertible promissory note in the principal amount of $2.9 million (the “Note”) to Dr. Semechkin (the “Noteholder”). The outstanding principal amount under the Note accrued interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the Note were due and payable on March 15, 2023 and could be pre-paid without penalty at any time. There were no debt issuance fees associated with this issuance.

In March 2023, the Noteholder surrendered the Note, and the Company issued a new promissory note (“March 2023 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from March 15, 2023 to September 15, 2023. The March 2023 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

In September 2023, the Noteholder surrendered the March 2023 Note, and the Company issued a new promissory note (“September 2023 Note”), which featured all the same terms as the previously outstanding note, with the exception of an extension of the maturity date from September 15, 2023 to September 15, 2024. The September 2023 Note has a principal balance of $2.9 million, an interest rate of 4.5%, and features optional prepayment terms. There were no debt issuance fees associated with this issuance.

All amendments during the year ended December 31, 2023 qualified as troubled debt restructurings, which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

On September 15, 2024, the Company surrendered its September 2023 Note, which included repaying $0.2 million in outstanding principal, reducing the principal balance to $2.7 million, increasing the interest rate from 4.5% to 5.5%, and extending the maturity date from September 15, 2024 to September 15, 2025 (“September 2024 Note”). All other terms of the September 2024 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2024 Note were not substantially different than the terms of the September 2023 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss.

11. Commitments and Contingencies

Leases

At December 31, 2024, the Company has three operating leases for real estate in California and Maryland:

•
San Diego, California – corporate headquarters, including corporate, R&D, and manufacturing operations, with a termination date of December 2026, jointly leased with a related party (refer to Note 10 – Related Party Transactions within the consolidated financial statements for further discussion). This lease contains no renewal or term extension options;
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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs, and do not include an option to extend the lease term. At December 31, 2024, total right-of-use assets and operating lease liabilities were approximately $352 thousand and $445 thousand, respectively. At December 31, 2024, the Company had no finance leases.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands, except years and percentages):

	Year Ended December 31,
	2024	2023
Operating lease costs	$278	$278
Short-term lease costs	3	5
Variable lease costs	161	159
Total lease costs	$442	$442
Cash paid for amounts included in measurement of lease liabilities	$349	$338
Weighted-average remaining lease term (years)	1.50	2.44
Weighted-average discount rate	12.57%	13.20%

Maturities of lease liabilities at December 31, 2024 were as follows (in thousands):

Year ending December 31,
2025	$360
2026	119
Total minimum lease payments	479
Less: imputed interest	(34)
Total future minimum lease payments	445
Less: operating lease liabilities, current	(330)
Operating lease liabilities, net of current portion	$115

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

12. Segments and Geographic Information

The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LTC”); and anti-aging market (“LSC”). The Company identifies their reporting segments based on market offering as each segment has unique customer needs and regulatory requirements.

The CODM uses operating income (loss) to allocate resources (including employees, financial, and capital resources) for each segment predominantly in the annual forecasting process. Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. The CODM compares year-over-year actual results on a quarterly basis to assess performance and make decisions about allocating resources to the segments. The Company’s measure of segment profit or loss is the operating income (loss) metric. This aligns the segment reporting with the Company's internal management reporting and performance evaluation practices.

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for results of operations, including operating income (loss). Results of operations by market segment were as follows (in thousands):

	Year Ended December 31, 2024
	ISCO	LCT	LSC	Total
Product sales	$—	$8,290	$795	$9,085
Operating expenses:
Cost of sales	—	3,450	314	3,764
General and administrative	2,120	855	541	3,516
Selling and marketing	—	712	504	1,216
Research and development	336	283	38	657
Total operating expenses	2,456	5,300	1,397	9,153
(Loss) income from operations	$(2,456)	$2,990	$(602)	$(68)
Total other expense, net				(141)
Net loss				$(209)

Additional Segment Information
Interest expense	$(145)	$—	$—	$(145)
Depreciation and amortization	$78	$125	$3	$206
Share-based compensation expense	$295	$99	$72	$466

	Year Ended December 31, 2023
	ISCO	LCT	LSC	Total
Product sales	$—	$6,866	$923	$7,789
Operating expenses:
Cost of sales	—	2,836	345	3,181
General and administrative	2,309	737	468	3,514
Selling and marketing	—	651	595	1,246
Research and development	209	267	35	511
Total operating expenses	2,518	4,491	1,443	8,452
(Loss) income from operations	$(2,518)	$2,375	$(520)	$(663)
Total other income, net				532
Net loss				$(131)

Additional Segment Information
Interest expense	$(139)	$—	$—	$(139)
Depreciation and amortization	$79	$112	$3	$194
Share-based compensation expense	$308	$97	$59	$464

Geographic Information

The Company’s wholly owned subsidiaries are located in Maryland, California and Victoria, Australia, and have customer and vendor relationships worldwide. The Company’s long-lived assets including property, plant, and equipment, net, right-of-use assets, and intangible assets, net are domiciled in the United States. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped were as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$7,727	$6,548
Asia	890	726
Europe	407	395
All other regions	61	120
Total	$9,085	$7,789

13. Subsequent Events

In February 2025, the Company and S Real Estate Holdings, LLC, a related party, amended its co-tenant agreement to re-allocate portions of the base rent and variable charges. Retroactively, as of January 2025, the Company will now be liable for 75% of all costs incurred in connection with the Lease. As a result of the amended co-tenant agreement, the Company will recognize a lease liability and right-of-use asset as of the modification date in Fiscal Year 2025.

In March 2025, the Company and St. John Properties, Inc, amended its lease agreement to extend the lease expiration for one year from December 31, 2025 to December 31, 2026. As a result of the amended lease agreement, the Company will reassess the lease liability and associated right-of-use-asset in Fiscal Year 2025.