Form 10-Q
period 2025-03-31
International Stem Cell CORP
filed 2025-05-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

	Signatures	27

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,452	$1,230
Accounts receivable, net	851	1,058
Inventories	1,258	1,149
Prepaid expenses and other current assets	277	123
Total current assets	3,838	3,560
Non-current inventories	240	252
Property and equipment, net	227	257
Intangible assets, net	701	721
Right-of-use assets	587	352
Deposits and other assets	31	31
Total assets	$5,624	$5,173
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$457	$186
Accrued liabilities	608	527
Operating lease liabilities, current	361	330
Advances	250	250
Related party note payable	3,432	3,395
Total current liabilities	5,108	4,688
Operating lease liabilities, net of current portion	302	115
Total liabilities	5,410	4,803
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at March 31, 2025 and December 31, 2024	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,815 and $9,811 at March 31, 2025 and December 31, 2024, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at March 31, 2025 and December 31, 2024	8	8
Additional paid-in capital	106,842	106,742
Accumulated deficit	(110,941)	(110,685)
Total stockholders' deficit	(4,086)	(3,930)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,624	$5,173

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product sales	$2,129	$2,129
Operating expenses:
Cost of sales	992	887
General and administrative	892	909
Selling and marketing	273	334
Research and development	187	177
Total operating expenses	2,344	2,307
Loss from operations	(215)	(178)
Other expense:
Interest expense	(3)	(3)
Interest expense - related party	(38)	(33)
Total other expense	(41)	(36)
Net loss	(256)	(214)
Net loss per common share, basic and diluted	$(0.03)	$(0.03)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	—	$4,300	5,254	$5	8,004	$8	$106,742	$(110,685)	(3,930)
Stock-based compensation	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	(256)	(256)
Balance at March 31, 2025	—	4,300	5,254	5	8,004	8	106,842	(110,941)	(4,086)

	Three Months Ended March 31, 2024
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)
Stock-based compensation	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(214)	(214)
Balance at March 31, 2024	—	4,300	5,254	5	8,004	8	106,413	(110,690)	(4,264)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(256)	$(214)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	100	137
Depreciation and amortization	55	49
Non-cash operating lease expense	67	47
Interest expense on related party note payable	37	33
Change in inventory reserve	73	36
Changes in operating assets and liabilities:
Accounts receivable	207	(58)
Inventories	(170)	(40)
Prepaid expenses and other current assets	(154)	(206)
Accounts payable	271	(4)
Accrued liabilities	81	93
Operating lease liabilities	(84)	(66)
Net cash provided by (used in) operating activities	227	(193)
Cash flows from investing activities
Purchases of property and equipment	(5)	(8)
Payments for patent licenses	—	(1)
Net cash used in investing activities	(5)	(9)
Net increase (decrease) in cash	222	(202)
Cash, beginning of period	1,230	1,588
Cash, end of period	$1,452	$1,386
Supplemental disclosure of non-cash operating activities:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$302	$—
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$—	$2
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2025.

Going Concern

The Company had an accumulated deficit of approximately $110.9 million as of March 31, 2025. The Company has historically incurred net losses on an annual basis and does not generate sufficient cash flow from operating activities to fund operations and meet obligations on a timely basis. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Segments

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LTC”); and anti-aging market (“LSC”).

Inventories

Inventories are accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, specific identification method for other LCT products, and average cost and specific identification methods for LSC products. Inventories are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventories have a long product life cycle, do not have a shelf life when frozen, and future demand is uncertain. As such, at each reporting period, the Company estimates its reserve allowance for excess and obsolete inventories using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventories establishes a new cost basis in inventories, and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable. If the Company is able to sell such inventories, any related reserves would be reduced in the period of sale. The value of the inventories that are not expected to be sold within one year of the current reporting period is classified as non-current inventories on the accompanying condensed consolidated balance sheets.

Accounts Receivable, net

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of March 31, 2025 and December 31, 2024, the Company’s allowance for credit losses was immaterial.

Property and Equipment

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the assets.

Intangible Assets

Intangible assets consist of acquired patent licenses and capitalized legal fees related to the acquisition, filing, maintenance, and defense of patents and trademarks. Amortization begins once the patent is issued by the appropriate authoritative bodies. In the period in which a patent application is rejected or efforts to pursue the patent are abandoned, all the related accumulated costs are expensed. Patents and other intangible assets are amortized on a straight-line basis over the shorter of the useful life of the underlying patent, which is generally 15 years, or when the intangible asset is rejected or abandoned. All amortization expense and impairment charges related to intangible assets are recognized as general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following table presents the Company's revenue disaggregated by segment, product, and geography (in thousands, except percentages):

LCT:

	Three Months Ended March 31, 2025
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,126	$158	$1,284	64%
Cells	652	59	711	36%
Total	$1,778	$217	$1,995	100%

	Three Months Ended March 31, 2024
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,304	$163	$1,467	76%
Cells	325	131	456	24%
Total	$1,629	$294	$1,923	100%

LSC:

	Three Months Ended March 31,
	2025	2024
Skin care products	$134	$206

Contract terms for the unit price, quantity, shipping and payment are governed by sales agreements, invoices or online order forms, which the Company considers to be a customer's contract in all cases. The unit price is considered the observable stand-alone selling price for the performance obligation(s) within the arrangements. Any promotional or volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

The Company recognizes revenue when its customer obtains control of the promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Product sales generally consist of a single performance obligation that the Company satisfies at a point in time (i.e., upon shipment of the product).

The standard payment terms for the Company's customers are generally 30 days after the Company satisfies the performance obligation(s). For LSC products, ecommerce sales are primarily paid at the time of purchase.

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

Practical Expedients

The Company has elected the practical expedient to not determine whether contracts with customers contain significant financing components. The Company pays commissions on certain sales for its biomedical and anti-aging product markets once the customer payment has been received, which are accrued at the time of sale. The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded as selling and marketing expenses in the accompanying condensed consolidated statements of operations. In addition, the Company has elected to exclude sales taxes consideration from the determined transaction price.

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of March 31, 2025 and 2024, the Company recorded no allowance for sales returns.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards ("IAS") 20 – Accounting for Government Grants and Disclosure of Government Assistance to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the three months ended March 31, 2025 and 2024, there were no tax credits provided.

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

Fair Value Measurements

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the Company's related party note payable does not approximate fair value. Refer to Note 7 – Related Party Transactions for further discussion.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two-class or “if-converted” method. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the three months ended March 31, 2025 and 2024, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the three months ended March 31, 2025 and 2024, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Employee stock options	12,522,780	11,807,494
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	5,061,687
Total	20,041,610	19,326,324

Customer Concentrations

For the three months ended March 31, 2025 and 2024, one customer accounted for approximately 56% and 51% of consolidated product sales, respectively, and approximately 59% and 57%, respectively, of biomedical product sales. As of March 31, 2025 and December 31, 2024, the same customer accounted for approximately 60% and 67% of accounts receivable, net, respectively.

For the three months ended March 31, 2025 and 2024, no other single customer accounted for more than 10% of revenues in any segment. No other single customer accounted for more than 10% of accounts receivable, net as of March 31, 2025.

Cash Concentrations

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured up to $250 thousand by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash balances may exceed this limit.

As of March 31, 2025 and December 31, 2024, amounts on deposit in excess of FDIC insured limits approximated $589 thousand and $327 thousand, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 intends to provide improved transparency about income tax information through improvements to income tax disclosures. Among other things, the amendments in ASU 2023-09 require enhanced disclosures regarding federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. Further, the amendments eliminate certain disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard will be effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

2. Inventories

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$618	$532
Work in process	646	538
Finished goods	1,043	1,067
	2,307	2,137
Less: allowance for inventory excess and obsolescence	(809)	(736)
Total inventories	$1,498	$1,401

Inventories	$1,258	$1,149
Non-current inventories	240	252
Total inventories	$1,498	$1,401

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expenses	$260	$115
Other current assets	17	8
Total prepaid expenses and other current assets	$277	$123

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Machinery and equipment	$1,665	$1,662
Computer equipment and software	223	221
Office equipment	64	64
Leasehold improvements	625	625
Construction in progress	12	12
	2,589	2,584
Less: accumulated depreciation and amortization	(2,362)	(2,327)
Property and equipment, net	$227	$257

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $35 thousand and $28 thousand, respectively. During the three months ended March 31, 2025 and 2024, the Company had immaterial disposals of fully depreciated property and equipment.

5. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Patents	$1,293	$1,293
Less: accumulated amortization	(667)	(647)
	626	646
Indefinite life logos and trademarks	75	75
Intangible assets, net	$701	$721

Amortization expense for the three months ended March 31, 2025 and 2024 was $20 thousand and $21 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of March 31, 2025 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$505	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,815	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2024 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$501	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,811	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of March 31, 2025, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in 2012, this does not have an ongoing impact. No dividends have been declared during the three months ended March 31, 2025.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of March 31, 2025:

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

Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

For the three months ended March 31, 2025, there were no restricted stock units granted. As of March 31, 2025, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the three months ended March 31, 2025 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2024	12,522,943	$0.58
Expired	(734)	$9.30
Outstanding at March 31, 2025	12,522,209	$0.58	6.69	$8
Vested and expected to vest at March 31, 2025	12,367,026	$0.58	6.67	$8
Exercisable at March 31, 2025	10,212,209	$0.68	6.28	$4

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$—	$1
General and administrative	74	102
Selling and marketing	—	1
Research and development	26	33
Total	$100	$137

Unrecognized compensation expense related to stock options as of March 31, 2025 was $195 thousand, which is expected to be recognized over a weighted-average period of 1.30 years.

Common Stock Reserved for Future Issuance

As of March 31, 2025, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	12,522,209
Common stock available for issuance under the 2010 Plan	17,310,115
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,154

7. Related Party Transactions

Related party lease arrangements

On October 26, 2021, the Company and S Real Estate Holdings LLC jointly entered into a lease agreement with Rehco Holdings, LLC (the “Lease”), for the purpose of establishing a new corporate headquarters, including corporate, R&D, and manufacturing operations. The Lease was personally guaranteed by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer.

On December 15, 2021, the Company and S Real Estate Holdings LLC entered into a co-tenant agreement, whereby the Company and S Real Estate Holdings LLC agreed to allocate portions of the base rent and variable charges, including insurance, maintenance costs, taxes and operating expenses, between the parties. During the term of the Lease, the Company will be liable for 40% of all costs incurred in connection with the Lease. In February 2025, the Company amended its co-tenant agreement to re-allocate portions of the base rent and variable charges. Retroactively, as of January 2025, the Company became liable for 75% of all costs incurred in connection with the lease.

Refer to Note 8 – Commitments and Contingencies for further discussion.

Related party note payable

Between March 2018 and September 2022, to obtain funding for working capital purposes, the Company borrowed a total of $2.9 million from Dr. Semechkin, Co-Chairman and CEO, and issued an unsecured, non-convertible promissory note in the principal amount of $2.9 million (the “Note”) to Dr. Semechkin (the "Noteholder"). The outstanding principal amount under the Note accrued interest at a rate of 4.5% per annum. The outstanding principal and accrued interest on the Note were due and payable on March 15, 2023 and could be pre-paid without penalty at any time. There were no debt issuance fees associated with this issuance.

During 2023, the Note was amended several times, with the final amendment resulting in the issuance of the new promissory note in September 2023 ("September 2023 Note") with a maturity date of September 15, 2024. The September 2023 Note had a principal balance of $2.9 million, an interest rate of 4.5%, optional prepayment terms, and no associated debt issuance fees. All amendments during the year ended December 31, 2023 qualified as troubled debt restructurings, which did not result in a gain as the carrying amount of the debt was less than the total future cash payments of the restructured debt.

In September 2024, the Company surrendered its September 2023 Note, which included repaying $0.2 million in outstanding principal, reducing the principal balance to $2.7 million, increasing the interest rate from 4.5% to 5.5%, and extending the maturity date from September 15, 2024 to September 15, 2025 (“September 2024 Note”). All other terms of the September 2024 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2024 Note were not substantially different than the terms of the September 2023 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss.

8. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•
San Diego, California – corporate headquarters, including corporate, R&D, and manufacturing operations, with a termination date of December 2026, jointly leased with a related party (refer to Note 7 – Related Party Transactions for further discussion). This lease contains no renewal or term extension options;
•
San Diego, California – supplemental office space adjacent to the Company’s corporate headquarters with a termination date of December 2026. This lease contains no renewal or term extension options; and

•
Frederick, Maryland – mixed laboratory and administrative space with a term date of December 2026. The lease contains one renewal option for an additional three-year term through November 2028. The renewal option is not included in the lease term as it is not reasonably certain that the Company will exercise its renewal option.

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

In November 2021, the Company entered into an operating lease for supplemental office space adjacent to its new corporate headquarters with the same landlord. The lease commenced in December 2021 and expires on December 31, 2026 and is not subject to the co-tenant agreement with S Real Estate Holdings LLC. At commencement, base rent due under the supplemental office lease was approximately $4 thousand per month and increases at a fixed amount per annum over the lease term.

In February 2025, the Company and S Real Estate Holdings, LLC, a related party, amended its co-tenant agreement to re-allocate portions of the base rent and variable charges. Retroactively, as of January 2025, the Company became liable for 75% of all costs incurred in connection with the lease. As a result of the amended co-tenant agreement, the Company recognized a lease liability and right-of-use asset as of the modification date.

In March 2025, the Company and St. John Properties, Inc, amended its lease agreement to extend the lease expiration for one year from December 31, 2025 to December 31, 2026. As a result of the amended lease agreement, the Company reassessed the lease liability and associated right-of-use-asset.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three months ended March 31, 2025 and 2024 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2025 and 2024, lease expense totaled $86 thousand and $70 thousand, respectively. As of March 31, 2025 and December 31, 2024, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2025 (remaining nine months)	$309
2026	411
Total minimum lease payments	720
Less: imputed interest	(57)
Total future minimum lease payments	663
Less: operating lease liabilities, current	(361)
Operating lease liabilities, net of current portion	$302

9. Segments

The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LTC”); and anti-aging market (“LSC”).

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three months ended March 31, 2025 and 2024 by reporting segment were as follows (in thousands):

	Three Months Ended March 31, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$1,995	$134	$2,129
Operating expenses:
Cost of sales	—	881	111	992
General and administrative	554	212	126	892
Selling and marketing	—	176	97	273
Research and development	118	61	8	187
Total operating expenses	672	1,330	342	2,344
(Loss) income from operations	$(672)	$665	$(208)	$(215)
Total other expense, net				(41)
Net loss				$(256)

Additional Segment Information
Interest expense (1)	$(41)	$—	$—	$(41)
Depreciation and amortization	$20	$34	$1	$55
Share-based compensation expense	$62	$15	$23	$100

(1) Includes interest expense and interest expense - related party.

	Three Months Ended March 31, 2024
	ISCO	LCT	LSC	Total
Product sales	$—	$1,923	$206	$2,129
Operating expenses:
Cost of sales	—	781	106	887
General and administrative	584	192	133	909
Selling and marketing	—	181	153	334
Research and development	98	69	10	177
Total operating expenses	682	1,223	402	2,307
(Loss) income from operations	$(682)	$700	$(196)	$(178)
Total other income, net				(36)
Net loss				$(214)

Additional Segment Information
Interest expense (1)	$(36)	$—	$—	$(36)
Depreciation and amortization	$20	$28	$1	$49
Share-based compensation expense	$88	$29	$20	$137

(1) Includes interest expense and interest expense - related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”). The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in the Risk Factors included in our Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.1 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product sales	$2,129	$2,129	$-	0%
Cost of sales	992	887	105	12%
Profit margin	1,137	1,242	(105)	-8%
As a % of revenues	53%	58%
General and administrative	892	909	(17)	-2%
Selling and marketing	273	334	(61)	-18%
Research and development	187	177	10	6%
Other expense	(41)	(36)	(5)	14%
Net loss	$(256)	$(214)	$(42)	20%
As a % of revenues	-12%	-10%

Product sales, net

Product sales for the three months ended March 31, 2025 were $2,129 thousand compared to $2,129 thousand for the three months ended March 31, 2024. While there was no change in total product sales, there was an increase in product sales from our Biomedical market segment, including an increase of $254 thousand from our cells and other product sales partially offset by a decrease in media product sales of $182 thousand. The net increase in product sales from our Biomedical market segment is offset by a decrease in product sales from our skin care product line of approximately $71 thousand.

Cost of sales

Cost of sales for the three months ended March 31, 2025 were $992 thousand, compared to $887 thousand for the three months ended March 31, 2024. The increase of $105 thousand, or 12%, was a result of a net increase of approximately $100 thousand in cost of goods sold due to an overall increase in product sales from our Biomedical market segment.

Profit margins as a percentage of revenue have decreased approximately 5% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The net decrease in gross margins was as a result of an approximately 4% decrease from our Biomedical market segment as a result of a change in the sales mix combined with a decrease in profit margins related to our skin care market segment due to less sales volume and inventory adjustments.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 were $892 thousand, compared to $909 thousand for the three months ended March 31, 2024. The decrease of $17 thousand, or 2%, was primarily attributable to a decrease in audit and accounting fees of approximately $57 thousand combined with a net decrease of approximately $15 thousand in personnel-related costs partially offset by a net increase in consulting costs and legal fees of approximately $55 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2025 were $273 thousand, compared to $334 thousand for the three months ended March 31, 2024. The decrease of $61 thousand, or 18%, was primarily attributable to a decrease in advertising expense including marketing materials of approximately $33 thousand combined with a net decrease in consulting and temporary service fees of approximately $13 thousand.

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

Research and development expenses

Research and development expenses for the three months ended March 31, 2025 were $187 thousand, compared to $177 thousand for the three months ended March 31, 2024. The increase of $10 thousand, or 6%, was a result of an increase in rent related expense of approximately $18 thousand related to a higher portion of the lease costs being paid by ISCO starting in January 2025 combined with a $5 thousand increase in depreciation related to equipment purchased in 2024 as well as a $10 thousand increase in consulting expenses. These increases were partially offset by a decrease in costs being paid for personnel-related costs combined with decreased materials and supplies costs of approximately $23 thousand.

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

Other expense

Other expense for the three months ended March 31, 2025 and 2024 was $41 thousand and $36 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. This increased as a result of the increased interest rate on the note effective September 2024.

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

As of March 31, 2025, we had an accumulated deficit of approximately $110.9 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $256 thousand and $214 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had cash of approximately $1.5 million, compared to $1.2 million as of December 31, 2024. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$227	$(193)
Net cash used in investing activities	(5)	(9)
Net increase (decrease) in cash	$222	$(202)

Operating Cash Flows

For the three months ended March 31, 2025, net cash provided by operating activities was $227 thousand, resulting primarily from our net loss of $256 thousand and net changes in operating assets and liabilities of $151 thousand, consisting of increases in accounts payable of $271 thousand and accrued liabilities of $81 thousand as well as a decrease in accounts receivable of $207 thousand. These increases were offset by an increase in prepaid expenses and other current assets of $154 thousand, inventories of $170 thousand, and operating lease liabilities of $84 thousand. In addition, there was a $332 thousand increase pertaining to non-cash adjustments consisting of recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, changes in inventory reserve and interest expense on our related party note payable.

For the three months ended March 31, 2024, net cash used by operating activities was $193 thousand, attributable to our net loss of $214 thousand and net changes in operating assets and liabilities of $281 thousand, offset by net recurring non-cash adjustments of $302 thousand.

Investing Cash Flows

Net cash used in investing activities for the three months ended March 31, 2025 was $5 thousand, compared to $9 thousand for the three months ended March 31, 2024. The decrease was attributable to less purchases of property and equipment and no payments for patent licenses during the current period.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2025 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at March 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Co-Tenant Agreement Amendment, dated February 25, 2025, by and between International Stem Cell Corporation and S Real Estate Holdings, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: May 14, 2025
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)