Form 10-Q
period 2025-06-30
International Stem Cell CORP
filed 2025-08-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	Signatures	31

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$920	$1,230
Accounts receivable, net	1,101	1,058
Inventories	1,550	1,149
Prepaid expenses and other current assets	269	123
Total current assets	3,840	3,560
Non-current inventories	266	252
Property and equipment, net	225	257
Intangible assets, net	681	721
Right-of-use assets	504	352
Deposits and other assets	31	31
Total assets	$5,547	$5,173
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$397	$186
Accrued liabilities	651	527
Operating lease liabilities, current	371	330
Advances	250	250
Related party note payable	3,270	3,395
Total current liabilities	4,939	4,688
Operating lease liabilities, net of current portion	204	115
Total liabilities	5,143	4,803
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at June 30, 2025 and December 31, 2024	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,819 and $9,811 at June 30, 2025 and December 31, 2024, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at June 30, 2025 and December 31, 2024	8	8
Additional paid-in capital	106,903	106,742
Accumulated deficit	(110,812)	(110,685)
Total stockholders' deficit	(3,896)	(3,930)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,547	$5,173

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales	$2,447	$2,331	$4,576	$4,460
Operating expenses:
Cost of sales	927	913	1,919	1,800
General and administrative	905	884	1,797	1,793
Selling and marketing	286	302	559	636
Research and development	162	83	349	260
Total operating expenses	2,280	2,182	4,624	4,489
Income (loss) from operations	167	149	(48)	(29)
Other income (expense):
Interest expense	(2)	(2)	(5)	(5)
Interest expense - related party	(36)	(33)	(74)	(66)
Other income	—	5	—	5
Total other expense, net	(38)	(30)	(79)	(66)
Net income (loss)	129	119	(127)	(95)
Undistributed earnings allocated to participating securities	(62)	(57)	—	—
Net income (loss) allocable to common stockholders	$67	$62	$(127)	$(95)
Net income (loss) per common share, basic and diluted	$0.01	$0.01	$(0.02)	$(0.01)
Weighted-average common shares used to compute net income (loss) per share, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Six Months Ended June 30, 2025
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	—	$4,300	5,254	$5	8,004	$8	$106,742	$(110,685)	(3,930)
Stock-based compensation	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	(256)	(256)
Balance at March 31, 2025	—	4,300	5,254	5	8,004	8	106,842	(110,941)	(4,086)
Stock-based compensation	—	—	—	—	—	—	61	—	61
Net income	—	—	—	—	—	—	—	129	129
Balance at June 30, 2025	—	4,300	5,254	5	8,004	8	106,903	(110,812)	(3,896)

	Three and Six Months Ended June 30, 2024
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)
Stock-based compensation	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(214)	(214)
Balance at March 31, 2024	—	4,300	5,254	5	8,004	8	106,413	(110,690)	(4,264)
Stock-based compensation	—	—	—	—	—	—	129	—	129
Net income	—	—	—	—	—	—	—	119	119
Balance at June 30, 2024	—	4,300	5,254	5	8,004	8	106,542	(110,571)	(4,016)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(127)	$(95)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	161	266
Depreciation and amortization	109	99
Non-cash operating lease expense	150	97
Interest expense on related party note payable	75	66
Change in inventory reserve	55	49
Impairment of intangible assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	(43)	(236)
Inventories	(470)	(175)
Prepaid expenses and other current assets	(146)	(208)
Accounts payable	211	13
Accrued liabilities	124	85
Operating lease liabilities	(172)	(133)
Net cash used in operating activities	(73)	(170)
Cash flows from investing activities
Purchases of property and equipment	(37)	(128)
Net cash used in investing activities	(37)	(128)
Cash flows from financing activities
Payments on related party note payable	(200)	—
Net cash used in financing activities	(200)	—
Net decrease in cash	(310)	(298)
Cash, beginning of period	1,230	1,588
Cash, end of period	$920	$1,290
Supplemental disclosure of non-cash operating activities:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$302	$—
Supplemental disclosure of non-cash investing activities:
Payments for patent licenses included in accrued liabilities	$—	$1
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$5

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2025.

Going Concern

The Company had an accumulated deficit of approximately $110.8 million as of June 30, 2025. The Company has historically incurred net losses on an annual basis and does not generate sufficient cash flow from operating activities to fund operations and meet obligations on a timely basis. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Segments

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable company’s statement of operations. The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LCT”); and anti-aging market (“LSC”).

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

Accounts Receivable, net

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of June 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was immaterial.

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

The following table presents the Company's revenue disaggregated by segment, product, and geography (in thousands, except percentages):

LCT:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,405	$141	$1,546	67%	$2,531	$299	$2,830	66%
Cells	530	227	757	33%	1,182	286	1,468	34%
Total	$1,935	$368	$2,303	100%	$3,713	$585	$4,298	100%

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,381	$168	$1,549	73%	$2,685	$331	$3,016	75%
Cells	414	157	571	27%	739	288	1,027	25%
Total	$1,795	$325	$2,120	100%	$3,424	$619	$4,043	100%

LSC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Skin care products	$144	$211	$278	$417

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of June 30, 2025 and 2024, the Company recorded no allowance for sales returns.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards ("IAS") 20 – Accounting for Government Grants and Disclosure of Government Assistance to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the three and six months ended June 30, 2025 and 2024, the Company recognized a reduction in qualified research and development expenses of $52 thousand and $84 thousand, respectively.

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

The following table details the composition of basic and diluted income (loss) per common share as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$129	$119	$(127)	$(95)
Less: undistributed earnings allocated to participating securities	(62)	(57)	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$67	$62	$(127)	$(95)

Weighted-average number of common shares outstanding, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.01	$0.01	$(0.02)	$(0.01)

For the three and six months ended June 30, 2025 and 2024, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock options	12,695,374	11,970,329	12,609,554	11,888,912
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	5,061,687	5,061,687	5,061,687
Total	20,214,204	19,489,159	20,128,384	19,407,742

Customer Concentrations

For the three months ended June 30, 2025 and 2024, one customer accounted for approximately 52% and 53% of consolidated product sales, respectively, and approximately 55% and 59%, respectively, of biomedical product sales. For the six months ended June 30, 2025 and 2024, one customer accounted for approximately 54% and 53% of consolidated product sales, respectively, and approximately 57% and 58%, respectively, of biomedical product sales. As of June 30, 2025 and December 31, 2024, the same customer accounted for approximately 66% and 67% of accounts receivable, net, respectively.

For the three and six months ended June 30, 2025 and 2024, no other single customer accounted for more than 10% of revenues in any segment. No other single customer accounted for more than 10% of accounts receivable, net as of June 30, 2025 and December 31, 2024.

Cash Concentrations

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured up to $250 thousand by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash balances may exceed this limit.

As of June 30, 2025 and December 31, 2024, amounts on deposit in excess of FDIC insured limits approximated $198 thousand and $327 thousand, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

2. Inventories

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$652	$532
Work in process	720	538
Finished goods	1,236	1,067
	2,608	2,137
Less: allowance for inventory excess and obsolescence	(792)	(736)
Total inventories	$1,816	$1,401

Inventories	$1,550	$1,149
Non-current inventories	266	252
Total inventories	$1,816	$1,401

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid expenses	$207	$115
Australian research and development tax credit	52	0
Other current assets	10	8
Total prepaid expenses and other current assets	$269	$123

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Machinery and equipment	$1,687	$1,662
Computer equipment and software	223	221
Office equipment	64	64
Leasehold improvements	635	625
Construction in progress	12	12
	2,621	2,584
Less: accumulated depreciation and amortization	(2,396)	(2,327)
Property and equipment, net	$225	$257

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $34 thousand and $29 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $69 thousand and $57 thousand, respectively. During the three and six months ended June 30, 2025 and 2024, the Company had immaterial disposals of fully depreciated property and equipment.

5. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Patents	$1,293	$1,293
Less: accumulated amortization	(687)	(647)
	606	646
Indefinite life logos and trademarks	75	75
Intangible assets, net	$681	$721

Amortization expense for the three months ended June 30, 2025 and 2024 was $20 thousand and $21 thousand, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $40 thousand and $42 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of June 30, 2025 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$509	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,819	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2024 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$501	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,811	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of June 30, 2025, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in 2012, this does not have an ongoing impact. No dividends have been declared during the six months ended June 30, 2025.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of June 30, 2025:

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

Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

For the three and six months ended June 30, 2025, there were no restricted stock units granted. As of June 30, 2025, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the six months ended June 30, 2025 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2024	12,522,943	$0.58
Granted	1,125,572	$0.13
Expired	(734)	$9.30
Outstanding at June 30, 2025	13,647,781	$0.54	6.73	$193
Vested and expected to vest at June 30, 2025	13,492,670	$0.54	6.71	$188
Exercisable at June 30, 2025	10,841,653	$0.65	6.16	$111

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three and Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.98%	4.36%
Expected stock price volatility	126.78%	108.75%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.32	5.33
Weighted-average grant date fair value	$0.11	$0.06

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$—	$1	$—	$2
General and administrative	46	95	120	197
Selling and marketing	—	1	—	2
Research and development	15	32	41	65
Total	$61	$129	$161	$266

Unrecognized compensation expense related to stock options as of June 30, 2025 was $258 thousand, which is expected to be recognized over a weighted-average period of 1.11 years.

Common Stock Reserved for Future Issuance

As of June 30, 2025, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	13,647,781
Common stock available for issuance under the 2010 Plan	16,184,543
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,154

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

In June 2025, the Company repaid $0.2 million in outstanding principal, reducing the principal balance to $2.5 million.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three and six months ended June 30, 2025 and 2024 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended June 30, 2025 and 2024, lease expense totaled $93 thousand and $70 thousand, respectively. For the six months ended June 30, 2025 and 2024, lease expense totaled $179 thousand and $140 thousand, respectively. As of June 30, 2025 and December 31, 2024, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2025 (remaining six months)	$206
2026	411
Total minimum lease payments	617
Less: imputed interest	(42)
Total future minimum lease payments	575
Less: operating lease liabilities, current	(371)
Operating lease liabilities, net of current portion	$204

9. Segments

The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LCT”); and anti-aging market (“LSC”).

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three and six months ended June 30, 2025 and 2024 by reporting segment were as follows (in thousands):

	Three Months Ended June 30, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$2,303	$144	$2,447
Operating expenses:
Cost of sales	—	928	(1)	927
General and administrative	567	213	125	905
Selling and marketing	—	188	98	286
Research and development	77	74	11	162
Total operating expenses	644	1,403	233	2,280
(Loss) income from operations	$(644)	$900	$(89)	$167
Total other expense, net				(38)
Net income				$129

Additional Segment Information
Interest expense (1)	$(38)	$—	$—	$(38)
Depreciation and amortization	$19	$35	$—	$54
Share-based compensation expense	$40	$12	$9	$61

(1) Includes interest expense and interest expense - related party.

	Three Months Ended June 30, 2024
	ISCO	LCT	LSC	Total
Product sales	$—	$2,120	$211	$2,331
Operating expenses:
Cost of sales	—	814	99	913
General and administrative	550	204	130	884
Selling and marketing	—	179	123	302
Research and development	8	65	10	83
Total operating expenses	558	1,262	362	2,182
(Loss) income from operations	$(558)	$858	$(151)	$149
Total other expense, net				(30)
Net income				$119

Additional Segment Information
Interest expense (1)	$(35)	$—	$—	$(35)
Depreciation and amortization	$20	$30	$—	$50
Share-based compensation expense	$82	$28	$19	$129

(1) Includes interest expense and interest expense - related party.

	Six Months Ended June 30, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$4,298	$278	$4,576
Operating expenses:
Cost of sales	—	1,809	110	1,919
General and administrative	1,121	425	251	1,797
Selling and marketing	—	364	195	559
Research and development	195	135	19	349
Total operating expenses	1,316	2,733	575	4,624
(Loss) income from operations	$(1,316)	$1,565	$(297)	$(48)
Total other expense, net				(79)
Net loss				$(127)

Additional Segment Information
Interest expense (1)	$(79)	$—	$—	$(79)
Depreciation and amortization	$39	$69	$1	$109
Share-based compensation expense	$102	$27	$32	$161

(1) Includes interest expense and interest expense - related party.

	Six Months Ended June 30, 2024
	ISCO	LCT	LSC	Total
Product sales	$—	$4,043	$417	$4,460
Operating expenses:
Cost of sales	—	1,595	205	1,800
General and administrative	1,134	396	263	1,793
Selling and marketing	—	360	276	636
Research and development	106	134	20	260
Total operating expenses	1,240	2,485	764	4,489
(Loss) income from operations	$(1,240)	$1,558	$(347)	$(29)
Total other expense, net				(66)
Net loss				$(95)

Additional Segment Information
Interest expense (1)	$(71)	$—	$—	$(71)
Depreciation and amortization	$40	$58	$1	$99
Share-based compensation expense	$170	$57	$39	$266

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

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.4 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.6 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Product sales	$2,447	$2,331	$116	5%
Cost of sales	927	913	14	2%
Profit margin	1,520	1,418	102	7%
As a % of revenues	62%	61%
General and administrative	905	884	21	2%
Selling and marketing	286	302	(16)	-5%
Research and development	162	83	79	95%
Other expense	(38)	(30)	(8)	27%
Net loss	$129	$119	$10	8%
As a % of revenues	5%	5%

Product sales, net

Product sales for the three months ended June 30, 2025 were $2,447 thousand compared to $2,331 thousand for the three months ended June 30, 2024. This increase was driven by an increase in product sales from our Biomedical market segment, including an increase of $186 thousand from our cells and other product sales partially offset by a decrease in media product sales of $3 thousand. The net increase in product sales from our Biomedical market segment was partially offset by a decrease in product sales from our skin care product line of approximately $67 thousand.

Cost of sales

Cost of sales for the three months ended June 30, 2025 were $927 thousand, compared to $913 thousand for the three months ended June 30, 2024. The increase of $14 thousand, or 2%, was a result of a net increase of approximately $115 thousand in cost of goods sold due to an overall increase in product sales from our Biomedical market segment. This increase was partially offset by a decrease of approximately $100 thousand from our skin care product line which saw decreased sales, as well as inventory reserve adjustments. For the three months ended June 30, 2025, the LSC segment reported negative cost of sales of $1 thousand. This was primarily due to a $43 thousand decrease in inventory reserves, which exceeded other cost of sales components totaling $42 thousand. The other cost of sales components were primarily for items sold and shipping.

Profit margins as a percentage of revenue have increased approximately 1% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The net increase in gross margins was as a result of an increase in profit margins related to our skin care market segment. This increase was partially offset by approximately 2% decrease from our Biomedical market segment as a result of a change in the sales mix.

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

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 were $905 thousand, compared to $884 thousand for the three months ended June 30, 2024. The increase of $21 thousand, or 2%, was primarily attributable to an increase in consulting costs of approximately $17 thousand combined with an increase in filing and general administrative costs of $11 thousand. These increases were partially offset by a net decrease of approximately $6 thousand in legal fees and an additional $2 thousand decrease related to a patent impairment in 2024.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2025 were $286 thousand, compared to $302 thousand for the three months ended June 30, 2024. The decrease of $16 thousand, or 5%, was primarily attributable to a decrease of approximately $25 thousand in samples and advertising expense, $7 thousand in temporary service costs and $6 thousand in consulting fees. These decreases were partially offset by increases in personnel related costs of approximately $19 thousand combined with approximately $2 thousand in licensing fees.

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

Research and development expenses

Research and development expenses for the three months ended June 30, 2025 were $162 thousand, compared to $83 thousand for the three months ended June 30, 2024. The increase of $79 thousand, or 95%, was a primarily as a result of a $31 thousand dollar decrease in the Australian research and development tax credit, an increase in rent related expense of approximately $18 thousand related to a higher portion of the lease costs being paid by ISCO starting in January 2025, a $6 thousand increase in depreciation related to equipment purchased in 2024 as well as approximately $13 thousand increase in consulting expenses and $13 thousand increase in personnel-related costs. These increases were partially offset by a decrease in costs being paid for personnel-related costs of approximately $2 thousand.

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

Other expense

Other expense for the three months ended June 30, 2025 and 2024 was $38 thousand and $30 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. This increased as a result of the increased interest rate on the note effective September 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Product sales	$4,576	$4,460	$116	3%
Cost of sales	1,919	1,800	119	7%
Profit margin	2,657	2,660	(3)	0%
As a % of revenues	58%	60%
General and administrative	1,797	1,793	4	0%
Selling and marketing	559	636	(77)	-12%
Research and development	349	260	89	34%
Other expense	(79)	(66)	(13)	20%
Net loss	$(127)	$(95)	$(32)	34%
As a % of revenues	-3%	-2%

Product sales, net

Product sales for the six months ended June 30, 2025 were $4,576 thousand compared to $4,460 thousand for the six months ended June 30, 2024. This increase was driven by an increase in product sales from our Biomedical market segment, including an increase of $441 thousand from our cells and other product sales partially offset by a decrease in media product sales of $186 thousand. The net increase in product sales from our Biomedical market segment is offset by a decrease in product sales from our skin care product line of approximately $139 thousand.

Cost of sales

Cost of sales for the six months ended June 30, 2025 were $1,919 thousand, compared to $1,800 thousand for the six months ended June 30, 2024. The increase of $119 thousand, or 7%, was due to an overall increase in product sales from our Biomedical market segment slightly offset by the decreased sales from our skin care line.

Profit margins as a percentage of revenue have decreased approximately 2% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The net decrease in gross margins was as a result of an approximately 3% decrease from our Biomedical market segment as a result of a change in the sales mix slightly offset by an increase in profit margins related to our skin care market segment due to inventory adjustments.

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

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 were $1,797 thousand, compared to $1,793 thousand for the six months ended June 30, 2024. The increase of $4 thousand, or 0%, was primarily attributable to increases in consulting of approximately $52 thousand, legal expense of $16 thousand, filing fees of $11 thousand and $5 thousand increase in rent expense related to a higher portion of the lease costs being paid by ISCO starting in January 2025 as well as $3 thousand in fines related to late payments. These increases were offset by decreases in audit and accounting fees of approximately $60 thousand combined with a net decrease of approximately $3 thousand in personnel-related costs, an $8 thousand dollar reduction in foreign currency loss, $2 thousand in patent costs and a further $11 thousand in costs reductions in D&O costs and bad debt expense.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2025 were $559 thousand, compared to $636 thousand for the six months ended June 30, 2024. The decrease of $77 thousand, or 12%, was primarily attributable to a decrease in advertising expense including marketing materials and samples of approximately $58 thousand, approximately $15 thousand in temporary services and decreased consulting fees of $11 thousand. These decreases were offset by increases of approximately $3 thousand in personnel expenses and $3 thousand in licenses and permit expenses.

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

Research and development expenses

Research and development expenses for the six months ended June 30, 2025 were $349 thousand, compared to $260 thousand for the six months ended June 30, 2024. The increase of $89 thousand, or 34%, was a result of an increase in rent related expense of approximately $36 thousand related to a higher portion of the lease costs being paid by ISCO starting in January 2025 combined with a $11 thousand increase in depreciation related to equipment purchased in 2024, a $23 thousand increase in consulting expenses as well as a decrease in the Australian research and development credit of $31 thousand. These increases were partially offset by a decrease in costs being paid for personnel-related costs of $6 thousand combined with decreased materials, supplies, lab and travel costs of approximately $6 thousand.

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

Other expense

Other expense for the six months ended June 30, 2025 and 2024 was $79 thousand and $66 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. This increased as a result of the increased interest rate on the note effective September 2024.

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

As of June 30, 2025, we had an accumulated deficit of approximately $110.8 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $127 thousand and $95 thousand for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had cash of approximately $0.9 million, compared to $1.2 million as of December 31, 2024. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(73)	$(170)
Net cash used in investing activities	(37)	(128)
Net cash used in financing activities	(200)	—
Net decrease in cash	$(310)	$(298)

Operating Cash Flows

For the six months ended June 30, 2025, net cash used in operating activities was $73 thousand, resulting primarily from our net loss of $127 thousand and net changes in operating assets and liabilities of $496 thousand, consisting of increases in accounts payable of $211 thousand and accrued liabilities of $124 thousand as well as a increase in accounts receivable of $43 thousand. These increases were offset by an increase in prepaid expenses and other current assets of $146 thousand, inventories of $470 thousand, and operating lease liabilities of $172 thousand. In addition, there was a $550 thousand increase pertaining to non-cash adjustments consisting of recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, changes in inventory reserve and interest expense on our related party note payable.

For the six months ended June 30, 2024, net cash used in operating activities was $170 thousand, attributable to our net loss of $95 thousand and net changes in operating assets and liabilities of $654 thousand, offset by net recurring non-cash adjustments of $579 thousand.

Investing Cash Flows

Net cash used in investing activities for the six months ended June 30, 2025 was $37 thousand, compared to $128 thousand for the six months ended June 30, 2024. The decrease was attributable to less purchases of property and equipment and no payments for patent licenses during the current period.

Financing Cash Flows

Net cash used in financing activities for the six months ended June 30, 2025 was $200 thousand, compared to $0 for the six months ended June 30, 2024. The increase was attributable to the paydown on the related party note in June 2025.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2025 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at June 30, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the six months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Dated: August 14, 2025
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)