Form 10-Q
period 2025-09-30
International Stem Cell CORP
filed 2025-11-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

	Signatures	32

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$966	$1,230
Accounts receivable, net	1,015	1,058
Inventories	1,591	1,149
Prepaid expenses and other current assets	162	123
Total current assets	3,734	3,560
Non-current inventories	239	252
Property and equipment, net	192	257
Intangible assets, net	661	721
Right-of-use assets	425	352
Deposits and other assets	31	31
Total assets	$5,282	$5,173
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$265	$186
Accrued liabilities	452	527
Operating lease liabilities, current	383	330
Advances	250	250
Related party note payable	3,305	3,395
Total current liabilities	4,655	4,688
Operating lease liabilities, net of current portion	103	115
Total liabilities	4,758	4,803
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at September 30, 2025 and December 31, 2024	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,823 and $9,811 at September 30, 2025 and December 31, 2024, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at September 30, 2025 and December 31, 2024	8	8
Additional paid-in capital	106,966	106,742
Accumulated deficit	(110,755)	(110,685)
Total stockholders' deficit	(3,776)	(3,930)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,282	$5,173

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales	$2,369	$2,179	$6,945	$6,639
Operating expenses:
Cost of sales	1,048	974	2,967	2,774
General and administrative	789	816	2,586	2,609
Selling and marketing	280	292	839	928
Research and development	158	187	507	447
Total operating expenses	2,275	2,269	6,899	6,758
Income (loss) from operations	94	(90)	46	(119)
Other income (expense):
Interest expense	(1)	(2)	(6)	(7)
Interest expense - related party	(36)	(33)	(110)	(99)
Other income	—	—	—	5
Total other expense, net	(37)	(35)	(116)	(101)
Net income (loss)	57	(125)	(70)	(220)
Undistributed earnings allocated to participating securities	(28)	—	—	—
Net income (loss) allocable to common stockholders	$29	$(125)	$(70)	$(220)
Net income (loss) per common share, basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.03)
Weighted-average common shares used to compute net income (loss) per share, basic	8,004,389	8,004,389	8,004,389	8,004,389
Weighted-average common shares used to compute net income (loss) per share, diluted	8,167,297	8,004,389	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Nine Months Ended September 30, 2025
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	—	$4,300	5,254	$5	8,004	$8	$106,742	$(110,685)	(3,930)
Stock-based compensation	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	(256)	(256)
Balance at March 31, 2025	—	4,300	5,254	5	8,004	8	106,842	(110,941)	(4,086)
Stock-based compensation	—	—	—	—	—	—	61	—	61
Net income	—	—	—	—	—	—	—	129	129
Balance at June 30, 2025	—	4,300	5,254	5	8,004	8	106,903	(110,812)	(3,896)
Stock-based compensation	—	—	—	—	—	—	63	—	63
Net income	—	—	—	—	—	—	—	57	57
Balance at September 30, 2025	—	$4,300	5,254	$5	8,004	$8	$106,966	$(110,755)	$(3,776)

	Three and Nine Months Ended September 30, 2024
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)
Stock-based compensation	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	(214)	(214)
Balance at March 31, 2024	—	4,300	5,254	5	8,004	8	106,413	(110,690)	(4,264)
Stock-based compensation	—	—	—	—	—	—	129	—	129
Net income	—	—	—	—	—	—	—	119	119
Balance at June 30, 2024	—	4,300	5,254	5	8,004	8	106,542	(110,571)	(4,016)
Stock-based compensation	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	(125)	(125)
Balance at September 30, 2024	—	$4,300	5,254	$5	8,004	$8	$106,642	$(110,696)	$(4,041)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(70)	$(220)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	224	366
Depreciation and amortization	165	152
Non-cash operating lease expense	229	150
Interest expense on related party note payable	110	100
Change in inventory reserve	29	28
Impairment of intangible assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	43	(106)
Inventories	(458)	(106)
Prepaid expenses and other current assets	(39)	(23)
Accounts payable	79	(43)
Accrued liabilities	(75)	(10)
Operating lease liabilities	(261)	(203)
Net cash (used in) provided by operating activities	(24)	87
Cash flows from investing activities
Purchases of property and equipment	(40)	(165)
Payments for patent licenses	—	(3)
Net cash used in investing activities	(40)	(168)
Cash flows from financing activities
Payments on related party note payable	(200)	(200)
Net cash used in financing activities	(200)	(200)
Net decrease in cash	(264)	(281)
Cash, beginning of period	1,230	1,588
Cash, end of period	$966	$1,307
Supplemental disclosure of non-cash operating activities:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$302	$—
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$—	$1
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$7

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2025.

Going Concern

The Company had an accumulated deficit of approximately $110.8 million as of September 30, 2025. The Company has historically incurred net losses on an annual basis and does not generate sufficient cash flow from operating activities to fund operations and meet obligations on a timely basis. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of September 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was immaterial.

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

The following table presents the Company's revenue disaggregated by segment, product, and geography (in thousands, except percentages):

LCT:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,220	$236	$1,456	66%	$3,751	$535	$4,286	66%
Cells	630	118	748	34%	1,812	404	2,216	34%
Total	$1,850	$354	$2,204	100%	$5,563	$939	$6,502	100%

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,299	$201	$1,500	75%	$3,984	$532	$4,516	75%
Cells	364	136	500	25%	1,103	424	1,527	25%
Total	$1,663	$337	$2,000	100%	$5,087	$956	$6,043	100%

LSC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Skin care products	$165	$179	$443	$596

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of September 30, 2025 and 2024, the Company recorded no allowance for sales returns.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards ("IAS") 20 – Accounting for Government Grants and Disclosure of Government Assistance to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the three and nine months ended September 30, 2025 and 2024, the Company recognized a reduction in qualified research and development expenses of $52 thousand and $94 thousand, respectively.

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

The following table details the composition of basic and diluted income (loss) per common share as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$57	$(125)	$(70)	$(220)
Less: undistributed earnings allocated to participating securities	(28)	—	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$29	$(125)	$(70)	$(220)

Weighted-average number of common shares outstanding, basic	8,004,389	8,004,389	8,004,389	8,004,389
Weighted-average number of common shares outstanding, diluted	8,167,297	8,004,389	8,004,389	8,004,389

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.03)

For the three and nine months ended September 30, 2025 and 2024, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee stock options(1)	11,915,149	12,536,912	12,959,432	12,106,488
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	5,061,687	5,061,687	5,061,687
Total	19,433,979	20,055,742	20,478,262	19,625,318
(1) Based on the weighted-average stock options outstanding during the period ended.

Customer Concentrations

For the three months ended September 30, 2025 and 2024, one customer accounted for approximately 54% and 52% of consolidated product sales, respectively, and approximately 58% and 56%, respectively, of biomedical product sales. For the nine months ended September 30, 2025 and 2024, one customer accounted for approximately 54% and 52% of consolidated product sales, respectively, and approximately 57% and 57%, respectively, of biomedical product sales. As of September 30, 2025 and December 31, 2024, the same customer accounted for approximately 62% and 67% of accounts receivable, net, respectively.

For the three and nine months ended September 30, 2025 and 2024, no other single customer accounted for more than 10% of revenues in any segment. No other single customer accounted for more than 10% of accounts receivable, net as of September 30, 2025 and December 31, 2024.

Cash Concentrations

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured up to $250 thousand by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash balances may exceed this limit.

As of September 30, 2025 and December 31, 2024, amounts on deposit in excess of FDIC insured limits approximated $385 thousand and $327 thousand, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

2. Inventories

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$626	$532
Work in process	696	538
Finished goods	1,273	1,067
	2,595	2,137
Less: allowance for inventory excess and obsolescence	(765)	(736)
Total inventories	$1,830	$1,401

Inventories	$1,591	$1,149
Non-current inventories	239	252
Total inventories	$1,830	$1,401

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses	$103	$115
Australian research and development tax credit	52	—
Other current assets	7	8
Total prepaid expenses and other current assets	$162	$123

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Machinery and equipment	$1,685	$1,662
Computer equipment and software	223	221
Office equipment	67	64
Leasehold improvements	635	625
Construction in progress	12	12
	2,622	2,584
Less: accumulated depreciation and amortization	(2,430)	(2,327)
Property and equipment, net	$192	$257

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $36 thousand and $33 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $105 thousand and $90 thousand, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company had immaterial disposals of fully depreciated property and equipment.

5. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Patents	$1,293	$1,293
Less: accumulated amortization	(707)	(647)
	586	646
Indefinite life logos and trademarks	75	75
Intangible assets, net	$661	$721

Amortization expense for the three months ended September 30, 2025 and 2024 was $20 thousand and $20 thousand, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $60 thousand and $62 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of September 30, 2025 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$513	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,823	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2024 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$501	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,811	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of September 30, 2025, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in 2012, this does not have an ongoing impact. No dividends have been declared during the nine months ended September 30, 2025.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of September 30, 2025:

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

Common Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

For the three and nine months ended September 30, 2025, there were no restricted stock units granted. As of September 30, 2025, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors and consultants under the 2006 Plan and the 2010 Plan, for the nine months ended September 30, 2025 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2024	12,522,943	$0.58
Granted	1,125,572	$0.13
Expired	(734)	$9.30
Outstanding at September 30, 2025	13,647,781	$0.54	6.48	$33
Vested and expected to vest at September 30, 2025	13,549,561	$0.54	6.47	$32
Exercisable at September 30, 2025	11,441,381	$0.62	6.06	$23

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the nine months ended September 30, 2025 and 2024 is summarized in the table below. There were no stock options granted during the three months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.98%	4.36%
Expected stock price volatility	126.78%	108.75%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.32	5.33
Weighted-average grant date fair value	$0.11	$0.06

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$—	$—	$—	$2
General and administrative	52	71	172	268
Selling and marketing	—	—	—	2
Research and development	11	29	52	94
Total	$63	$100	$224	$366

Unrecognized compensation expense related to stock options as of September 30, 2025 was $200 thousand, which is expected to be recognized over a weighted-average period of 0.86 years.

Common Stock Reserved for Future Issuance

As of September 30, 2025, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	13,647,781
Common stock available for issuance under the 2010 Plan	16,184,543
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,154

7. Related Party Transactions

Related party lease arrangements

On October 26, 2021, the Company and S Real Estate Holdings LLC jointly entered into a lease agreement with Rehco Holdings, LLC (the “San Diego Headquarters Lease”), for the purpose of establishing a new corporate headquarters, including corporate, R&D, and manufacturing operations. The Lease was personally guaranteed by Dr. Russell Kern, the Company’s Executive Vice President and Chief Scientific Officer.

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

In June 2025, the Company repaid $0.2 million in outstanding principal, reducing the principal balance to $2.5 million. In September 2025, the Company surrendered its September 2024 Note, which included extending the maturity date from September 15, 2025 to September 15, 2026 (“September 2025 Note”). All other terms of the September 2025 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2025 Note were not substantially different than the terms of the September 2024 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss.

8. Commitments and Contingencies

Leases

The Company has three operating leases for real estate in California and Maryland:

•
San Diego Headquarters Lease (San Diego, California) – corporate headquarters, including corporate, R&D, and manufacturing operations, with a termination date of December 2026, jointly leased with a related party (refer to Note 7 – Related Party Transactions for further discussion). This lease contains no renewal or term extension options;
•
San Diego Supplemental Office Lease (San Diego, California) – supplemental office space adjacent to the Company’s corporate headquarters with a termination date of December 2026. This lease contains no renewal or term extension options; and
•
Maryland Facility Lease (Frederick, Maryland) – mixed laboratory and administrative space with a term date of December 2026. The lease contains one renewal option for an additional three-year term through November 2028. The renewal option is not included in the lease term as it is not reasonably certain that the Company will exercise its renewal option.

In October 2021, the Company entered into the San Diego Headquarters Lease, an operating lease for its new corporate headquarters. The lease commenced in November 2021 and expires on December 31, 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. The lease is subject to additional variable charges, including insurance, maintenance costs, taxes and operating expenses. Base rent and additional variable charges are shared between the Company and S Real Estate Holdings LLC, a related party, with base rent for months two through five of the lease term abated by 50%.

In November 2021, the Company entered into the San Diego Supplemental Office Lease, an operating lease for supplemental office space adjacent to its new corporate headquarters with the same landlord. The lease commenced in December 2021 and expires on December 31, 2026 and is not subject to the co-tenant agreement with S Real Estate Holdings LLC. At commencement, base rent due under the supplemental office lease was approximately $4 thousand per month and increases at a fixed amount per annum over the lease term.

In February 2025, the Company and S Real Estate Holdings, LLC, a related party, amended its co-tenant agreement related to the San Diego Headquarters Lease to re-allocate portions of the base rent and variable charges. Retroactively, as of January 2025, the Company became liable for 75% of all costs incurred in connection with the lease. As a result of the amended co-tenant agreement, the Company recognized a lease liability and right-of-use asset as of the modification date.

In March 2025, the Company and St. John Properties, Inc, amended the Maryland Facility Lease to extend the lease expiration for one year from December 31, 2025 to December 31, 2026. As a result of the amended lease agreement, the Company reassessed the lease liability and associated right-of-use-asset.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three and nine months ended September 30, 2025 and 2024 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended September 30, 2025 and 2024, lease expense totaled $93 thousand and $70 thousand, respectively. For the nine months ended September 30, 2025 and 2024, lease expense totaled $272 thousand and $210 thousand, respectively. As of September 30, 2025 and December 31, 2024, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2025 (remaining three months)	$103
2026	412
Total minimum lease payments	515
Less: imputed interest	(29)
Total future minimum lease payments	486
Less: operating lease liabilities, current	(383)
Operating lease liabilities, net of current portion	$103

9. Segments

The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LCT”); and anti-aging market (“LSC”).

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three and nine months ended September 30, 2025 and 2024 by reporting segment were as follows (in thousands):

	Three Months Ended September 30, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$2,204	$165	$2,369
Operating expenses:
Cost of sales	—	1,011	37	1,048
General and administrative	494	187	108	789
Selling and marketing	—	180	100	280
Research and development	72	78	8	158
Total operating expenses	566	1,456	253	2,275
(Loss) income from operations	$(566)	$748	$(88)	$94
Total other expense, net				(37)
Net income				$57

Additional Segment Information
Interest expense (1)	$(37)	$—	$—	$(37)
Depreciation and amortization	$21	$34	$1	$56
Share-based compensation expense	$48	$9	$6	$63

(1) Includes interest expense and interest expense - related party.

	Three Months Ended September 30, 2024
	ISCO	LCT	LSC	Total
Product sales	$—	$2,000	$179	$2,179
Operating expenses:
Cost of sales	—	921	53	974
General and administrative	502	192	122	816
Selling and marketing	—	172	120	292
Research and development	100	78	9	187
Total operating expenses	602	1,363	304	2,269
(Loss) income from operations	$(602)	$637	$(125)	$(90)
Total other expense, net				(35)
Net loss				$(125)

Additional Segment Information
Interest expense (1)	$(35)	$—	$—	$(35)
Depreciation and amortization	$19	$33	$1	$53
Share-based compensation expense	$62	$21	$17	$100

(1) Includes interest expense and interest expense - related party.

	Nine Months Ended September 30, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$6,502	$443	$6,945
Operating expenses:
Cost of sales	—	2,820	147	2,967
General and administrative	1,615	612	359	2,586
Selling and marketing	—	544	295	839
Research and development	267	213	27	507
Total operating expenses	1,882	4,189	828	6,899
(Loss) income from operations	$(1,882)	$2,313	$(385)	$46
Total other expense, net				(116)
Net loss				$(70)

Additional Segment Information
Interest expense (1)	$(116)	$—	$—	$(116)
Depreciation and amortization	$60	$103	$2	$165
Share-based compensation expense	$150	$36	$38	$224

(1) Includes interest expense and interest expense - related party.

	Nine Months Ended September 30, 2024
	ISCO	LCT	LSC	Total
Product sales	$—	$6,043	$596	$6,639
Operating expenses:
Cost of sales	—	2,516	258	2,774
General and administrative	1,636	588	385	2,609
Selling and marketing	—	532	396	928
Research and development	206	212	29	447
Total operating expenses	1,842	3,848	1,068	6,758
(Loss) income from operations	$(1,842)	$2,195	$(472)	$(119)
Total other expense, net				(101)
Net loss				$(220)

Additional Segment Information
Interest expense (1)	$(106)	$—	$—	$(106)
Depreciation and amortization	$59	$91	$2	$152
Share-based compensation expense	$232	$78	$56	$366

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

Business Overview

We are a clinical stage biotechnology company focused on therapeutic and biomedical product development with multiple long-term therapeutic opportunities and two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.4 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, and $6.9 million and $6.6 million for the nine months ended September 30, 2025 and 2024, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

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

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and reagents (called “media”), which are needed to grow, maintain, and differentiate the cells. LCT’s scientists use a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Product sales	$2,369	$2,179	$190	9%
Cost of sales	1,048	974	74	8%
Profit margin	1,321	1,205	116	10%
As a % of revenues	56%	55%
General and administrative	789	816	(27)	-3%
Selling and marketing	280	292	(12)	-4%
Research and development	158	187	(29)	-16%
Other expense	(37)	(35)	(2)	6%
Net income (loss)	$57	$(125)	$182	-146%
As a % of revenues	2%	-6%

Product sales, net

Product sales for the three months ended September 30, 2025 were $2,369 thousand compared to $2,179 thousand for the three months ended September 30, 2024. This increase of $190 thousand, or 9%, was driven by an increase in product sales from our Biomedical market segment, including an increase of $248 thousand from our cells and other product sales partially offset by a decrease in media product sales of $44 thousand. The net increase in product sales from our Biomedical market segment was partially offset by a decrease in product sales from our skin care product line of approximately $14 thousand.

Cost of sales

Cost of sales for the three months ended September 30, 2025 were $1,048 thousand, compared to $974 thousand for the three months ended September 30, 2024. The increase of $74 thousand, or 8%, was a result of a net increase of approximately $90 thousand in cost of goods sold due to an overall increase in product sales from our Biomedical market segment. This increase was partially offset by a decrease of approximately $16 thousand from our skin care product line which saw decreased sales, as well as some inventory reserve adjustments.

Profit margins as a percentage of revenue have increased approximately 1% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The net increase in gross margins was a result of an increase in profit margins related to our skin care market segment. The Biomedical market segment saw stable margins.

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

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 were $789 thousand, compared to $816 thousand for the three months ended September 30, 2024. The decrease of $27 thousand, or 3%, was primarily attributable to a net decrease in consulting and professional services costs of approximately $23 thousand, combined with a decrease in general liability costs of approximately $6 thousand. These decreases were offset slightly by an increase in rent expense of approximately $2 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2025 were $280 thousand, compared to $292 thousand for the three months ended September 30, 2024. The decrease of $12 thousand, or 4%, was primarily attributable to a decrease of approximately $12 thousand in advertising and trade show expense, and approximately $11 thousand in consulting fees. These decreases were partially offset by increases in personnel related costs of approximately $9 thousand combined with approximately $2 thousand in merchant fees.

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

Research and development expenses

Research and development expenses for the three months ended September 30, 2025 were $158 thousand, compared to $187 thousand for the three months ended September 30, 2024. The decrease of $29 thousand, or 16%, was primarily a result of a decrease in consulting expense of approximately $36 thousand, approximately $24 thousand decrease in personnel-related costs as well as approximately $2 thousand less in general lab expense. These decreases were partially offset by an increase in rent related expense of approximately $18 thousand related to a higher portion of the lease costs being paid by ISCO starting in January 2025, approximately $4 thousand increase in materials and supplies combined with approximately $10 thousand dollars less in the Australian research and development tax credit.

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

Other expense

Other expenses for the three months ended September 30, 2025 and 2024 were $37 thousand and $35 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. The increase of $2 thousand, or 6%, was a result of the increased interest rate on the note effective September 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Product sales	$6,945	$6,639	$306	5%
Cost of sales	2,967	2,774	193	7%
Profit margin	3,978	3,865	113	3%
As a % of revenues	57%	58%
General and administrative	2,586	2,609	(23)	-1%
Selling and marketing	839	928	(89)	-10%
Research and development	507	447	60	13%
Other expense	(116)	(101)	(15)	15%
Net loss	$(70)	$(220)	$150	-68%
As a % of revenues	-1%	-3%

Product sales, net

Product sales for the nine months ended September 30, 2025 were $6,945 thousand compared to $6,639 thousand for the nine months ended September 30, 2024. This increase of $306 thousand, or 5%, was driven by an increase in product sales from our Biomedical market segment, including an increase of $689 thousand from our cells and other product sales partially offset by a decrease in media product sales of $230 thousand. The net increase in product sales from our Biomedical market segment is offset by a decrease in product sales from our skin care product line of approximately $153 thousand.

Cost of sales

Cost of sales for the nine months ended September 30, 2025 were $2,967 thousand, compared to $2,774 thousand for the nine months ended September 30, 2024. The increase of $193 thousand, or 7%, was due to an overall increase in product sales from our Biomedical market segment offset by the decreased sales and therefore less costs combined with less inventory charges from our skin care line.

Profit margins as a percentage of revenue have decreased approximately 1% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The net decrease in gross margins was as a result of an approximately 2% decrease from our Biomedical market segment as a result of a change in the sales mix slightly offset by an increase in profit margins related to our skin care market segment due to less inventory adjustments.

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

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 were $2,586 thousand, compared to $2,609 thousand for the nine months ended September 30, 2024. The decrease of $23 thousand, or 1%, was primarily attributable to a decrease in audit and accounting fees of approximately $58 thousand, approximately $10 thousand related to general liability insurance costs, approximately $4 thousand in personnel-related costs combined with a decrease of approximately $2 thousand in patent costs. These decreases were partially offset by increases in consulting fees of approximately $32 thousand, filing fees of approximately $13 thousand and approximately $8 thousand in increased rent expense related to a higher portion of the lease costs being paid by ISCO starting in January 2025.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2025 were $839 thousand, compared to $928 thousand for the nine months ended September 30, 2024. The decrease of $89 thousand, or 10%, was primarily attributable to a decrease in advertising expense including marketing materials and samples of approximately $70 thousand, approximately $14 thousand in temporary services and decreased consulting and logistics fees of approximately $28 thousand. These decreases were offset by increases of approximately $12 thousand in personnel expenses and $3 thousand in licenses and permit expenses combined with an increase of approximately $4 thousand in merchant fees as well as $3 thousand related to rent expense.

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

Research and development expenses

Research and development expenses for the nine months ended September 30, 2025 were $507 thousand, compared to $447 thousand for the nine months ended September 30, 2024. The increase of $60 thousand, or 13%, was a result of an increase in rent related expense of approximately $54 thousand related to a higher portion of the lease costs being paid by ISCO starting in January 2025 combined with a $11 thousand increase in depreciation related to equipment purchased in 2024 combined with a decrease in the Australian research and development tax credit of approximately $42 thousand. These increases were partially offset by a decrease in costs being paid for personnel-related costs of $29 thousand combined with decreased consulting costs of approximately $12 thousand, $2 thousand less in travel-related expenses and approximately $2 thousand less in general lab expenses.

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

Other expense

Other expenses for the nine months ended September 30, 2025 and 2024 were $116 thousand and $101 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. The increase of $15 thousand, or 15%, was a result of the increased interest rate on the note effective September 2024.

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

As of September 30, 2025, we had an accumulated deficit of approximately $110.8 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $70 thousand and $220 thousand for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had cash of approximately $1.0 million, compared to $1.2 million as of December 31, 2024. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(24)	$87
Net cash used in investing activities	(40)	(168)
Net cash used in financing activities	(200)	(200)
Net decrease in cash	$(264)	$(281)

Operating Cash Flows

For the nine months ended September 30, 2025, net cash used in operating activities was $24 thousand, resulting primarily from our net loss of $70 thousand and net changes in operating assets and liabilities of $711 thousand, consisting of an increase in accounts payable of $79 thousand as well as increases in inventories of $458 thousand and prepaid and other current assets of $39 thousand. These increases were offset by decreases in accounts receivable of $43 thousand and accrued liabilities of $75 thousand and operating lease liabilities of $261 thousand. In addition, there was a $757 thousand increase pertaining to non-cash adjustments consisting of recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, changes in inventory reserve and interest expense on our related party note payable.

For the nine months ended September 30, 2024, net cash provided by operating activities was $87 thousand, attributable to our net loss of $220 thousand and net changes in operating assets and liabilities of $491 thousand, offset by net recurring non-cash adjustments of $798 thousand.

Investing Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2025 was $40 thousand, compared to $168 thousand for the nine months ended September 30, 2024. The decrease was attributable to less purchases of property and equipment and no payments for patent licenses during the current period.

Financing Cash Flows

Net cash used in financing activities for the nine months ended September 30, 2025 was $200 thousand, compared to $200 thousand for the nine months ended September 30, 2024. Both of these amounts are attributable to the paydown on the related party note in June 2025 and September 2024, respectively.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2025 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at September 30, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the nine months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Form of Note issued September 15, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2025).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: November 13, 2025
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)