Form 10-K
period 2025-12-31
International Stem Cell CORP
filed 2026-03-30
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $592,084 based upon the closing price of the common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) on the OTC QB Bulletin Board. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 25, 2026 there were 8,004,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information from portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2026 is incorporated by reference into Part III of this Form 10-K.

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

We currently have no revenue generated from our principal operations in therapeutic and clinical product development through research and development efforts. We have generated revenue from our two commercial businesses, anti-aging and research products, of a total of $9.1 million and $9.1 million for the years ended December 31, 2025 and 2024, respectively.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, “human parthenogenetic stem cells” (“hpSCs”). Our hpSCs are comparable to human embryonic stem cells (“hESCs”) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. ISCO scientists have created the first parthenogenetic, homozygous stem cell line that can be a source of therapeutic cells for hundreds of millions of individuals with minimal immune rejection after transplantation. We have manufacturing processes that we believe comply with the requirements of current Good Manufacturing Practice (“GMP”) standards as defined by the U.S. Code of Federal Regulations and promulgated by the Food and Drug Administration (“FDA”).

We are developing different cell types from our stem cells that may result in therapeutic products. We focus on applications where cell and tissue therapy are already proven but where there is an insufficient supply of functional cells or tissue. We believe that the most promising potential clinical application of our technology is for neural stem cells (“ISC-hpNSC®”) for treatment of Parkinson’s disease and potentially other central nervous system disorders, such as traumatic brain injury and stroke.

Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013 we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014 we completed the majority of the preclinical research establishing the safety profile of neural stem cells (“NSC”) in various animal species including non-human primates. In June 2016 we published the results of a 12-month pre-clinical non-human primate study that demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we began our Phase 1 trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. This trial involves three groups, each with four patients, with each group receiving an increasing amount of ISC-hpNSC® via intracerebral transplantation. Patients are evaluated for 12 months (active phase of the study) with an additional 5-year observational follow-up period to assess safety. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells. We announced successful completion of the dose escalating Phase 1 clinical trial in June 2021. In terms of preliminary efficacy, where scores are compared against baseline before transplantation, we observed a potential dose-dependent response, with an apparent peak effectiveness at our middle dose.

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

Frequently Asked Questions

What are Stem Cells?

Cells are the basic living units that make up humans, animals, plants, and other organisms. Stem cells have two important characteristics that distinguish them from other types of cells. First, they can renew themselves for long periods of time. Second, they are unspecialized and under certain conditions can be induced to become cells with special functions such as metabolically active cells of the liver or transparent and protective cells of the eye. Until recently, scientists have worked with two major kinds of stem cells, embryonic stem cells (hESCs) and adult stem cells that each has different properties and characteristics. ISCO has developed a third category of stem cells named parthenogenetic stem cells (the hpSCs mentioned above) that promise to have significant therapeutic advantages relative to these other types.

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

The study of human development may also benefit from embryonic stem cell research in that understanding the events that occur at the first stages of development has potential clinical significance for preventing or treating birth defects, infertility, and pregnancy loss. The earliest stages of human development have been difficult or impossible to study. Human embryonic stem cells offer insights into developmental events that cannot be studied directly in humans or fully understood through the use of animal models.

What are Parthenogenetic Stem Cells and how are they different?

Parthenogenetic stem cells are pluripotent stem cells created from unfertilized human eggs through a “parthenogenesis” process. Parthenogenesis requires that an unfertilized human egg be “activated” by chemical, physical, or other means. Activation results in a non-viable “parthenote” from which pluripotent parthenogenetic stem cell lines can be derived. The cell lines used by ISCO are human parthenogenetic stem cells. Currently, ISCO owns the largest published collection of human parthenogenetic stem cell lines. Our research is based on perfecting proprietary techniques for deriving stem cells through parthenogenesis that result in stem cell lines that have the same capacity to become all cells found in the human body, but do not require use or destruction of a viable human embryo. Furthermore, parthenogenetic stem cells can be produced in a simplified (“homozygous”) form that enables each line to be an immunological match for millions of people. We do not obtain stem cells from fetal tissue nor does our technology require the use of discarded frozen human embryos.

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

Ethical Issues

The use of embryonic stem cells derived from fertilized human eggs has created an ethical debate in the United States and around the world. However, since no fertilized human eggs are used in creating our stem cells and no human embryo is being created, used, or destroyed, we expect that our parthenogenetic stem cells will be more readily accepted in circumstances where there are ethical concerns with using traditional embryonic stem cells.

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

PD: Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013, we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells, which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014, we completed the majority of the preclinical research, establishing the safety profile of NSC in various animal species, including non-human primates. In June 2016, we published the results of a 12-month pre-clinical non-human primate study, which demonstrated the safety, efficacy and mechanism of action of the ISC-hpNSC®. In 2017, we dosed four patients in our Phase 1 trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells.

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

Anti-Aging Skin Care Products

ISCO’s wholly owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and sells anti-aging skin care products based on two core technologies: encapsulated extract derived from hpSC and specially selected targeted small molecules. At December 31, 2025, LSC’s products include:

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

Research Products

ISCO’s LCT subsidiary develops, manufactures, and commercializes over 200 human cell culture products. These products include frozen human “primary” cells and stem cells and the reagents (called “media”) needed to grow, maintain, and differentiate the cells. LCT’s scientists have used a technique called basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques also produce products that do not contain non-human animal proteins, a feature desirable to research and therapeutic markets. These human cell-based products are used domestically and internationally by research scientists in pharmaceutical, academic, and government research organizations to study human disease and basic cell biology. LCT’s products eliminate the need for scientists to create their own cells, media, and reagents or attempt to adapt “off the shelf” products to match specific experimental needs and they are superior to using animals or non-human animal cells as research tools because they are more relevant to the study of human disease. Strict quality assurance provides a high level of consistency and standardization of these products. LCT offers products that contain no animal products (called “Xeno-free” products), allowing researchers to have better control of their experiments and to conduct research using products that ultimately can be more appropriate for therapeutic applications.

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

LCT products and applications include:

•
Human skin cells and associated reagents for the study of skin disease, toxicology, or wound healing.
•
Human cells from the heart and blood vessels and associated reagents (VascuLife®), used by researchers to study cardiovascular disease and cancer.
•
Human bronchial and tracheal cells for the study of toxicity, cystic fibrosis, asthma, and pathogenesis.
•
Human mammary epithelial cells for the study of breast cancer, three-dimensional culture, and carcinogen screening.
•
Adult stem cells (called mesenchymal stem cells) and the reagents necessary to differentiate them into various tissues, including bone, cartilage, and fat. These products are valuable for researchers in the emerging field of regenerative medicine.
•
Human prostate cells and specialized medium (ProstaLife™) to study prostate disease including cancer.

•
Human renal and bladder cells and associated media (RenaLife™) to study renal and bladder diseases.
•
Human corneal cells and associated media (OcuLife™) for the study of corneal disease and as a model of toxicology for consumer product testing.
•
Human female reproductive system cells (ReproLife™) for the study of cellular physiology of the reproductive tract, cellular response to infectious agents, and other areas of female reproductive system research.
•
Human Skeletal Muscle Cells (StemLife Sk™) for the study of muscle cell biology, diabetes, insulin receptor studies, muscle metabolism, muscle tissue repair, and myotube development.
•
An assortment of many other cell culture reagents and supplements for the growth, staining, and freezing of human cells.

Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology, and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed.

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

The global skin care market is generally comprised of three categories of product – facial care, body care, and special needs products. Top selling products in the facial skin care category include skin brighteners, anti-aging creams and serums, toners, masks, anti-acne, and sun protection products.

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

Research Market

The research market for cell systems consists of scientists performing basic and applied research in the biological sciences. Basic research involves the study of cell biology and biochemical pathways. Applied research involves drug discovery, vaccine development, clinical research, and cell transplantation. The domestic market can be broken into three segments: (i) academic researchers in universities and privately-funded research organizations; (ii) government institutions such as the National Institutes of Health, the United

States Army, the United States Environmental Protection Agency, and others; and (iii) industrial organizations such as pharmaceutical companies and consumer product companies. It is estimated that the combined academic and government markets comprise approximately 40% of the total market and that the industrial segment comprises approximately 60%. We believe the following are the main drivers in the research market for commercial cell systems:

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
•
The need to eliminate in-house formulation of media, obtain human tissue, or perform cell isolation.
•
The need to reduce animal testing in the consumer products industry.

Intellectual Property

Patents

In 2022, ISCO was issued one patent for technology generated by our R&D team. The patent, issued in the USA, covers the use of Parthenogenic Activation of Human Oocytes. At December 31, 2025, we held a total of 36 patents. These patents expire from May 2026 through May 2037.

In addition, we have obtained exclusive worldwide licenses to patents and patent applications from Astellas Pharma Inc. We believe that our licensed and internally-generated patents provide the intellectual property rights we need to operate in the pluripotent stem cell field and to progress through the stages of creating a therapeutic stem cell product. These stages include the derivation, isolation, expansion, and differentiation of stem cells. The intellectual property available to us enables us to create manufacturing methods that eliminate animal proteins in order to satisfy FDA requirements. In addition, we have rights to sell research products derived through our licensed intellectual property in order to generate income.

The majority of the patents and applications have been filed in the US and in foreign countries through the Patent Cooperation Treaty or by direct country filings in those jurisdictions deemed significant to our operations.

We have protected our research products and branding through both patents and trademarks. Lifeline Skin Care has filed patent applications covering its proprietary core technologies and methods of using stem cells and targeted small molecules to create skin care products. LSC unique product formulas are protected as trade secrets. ISCO, LCT, and LSC have registered trademarks on their company names, logos, and various product names to protect their branding investment. Lifeline Cell Technology’s reagent formulations are protected as trade secrets.

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

In December 2014, the Court of Justice of the European Union (CJEU), the European Union’s highest court, ruled that the Company’s core technology patent applications are not covered by the prohibition on patenting embryonic stem cells, removing the final barrier to the approval of ISCO’s parthenogenetic stem cell patents in the European Union. This final and definitive ruling by the EU’s highest court now formally separates parthenogenetic stem cells from embryonic stem cells and removes the exclusion from patentability on the former while maintaining the ban on the later.

License Agreements

In May 2005, we entered into three exclusive license agreements (“ACT IP,” “Infigen IP,” and “UMass IP” or collectively “ACTC agreements”) with Astellas Pharma Inc. (“Astellas”) for the production of therapeutic products in the fields of diabetes, liver disease, retinal disease, and the creation of research products in all fields. In February 2013, each of these license agreements was amended and restated, pursuant to which we continue to have rights to Astellas’s human cell patent portfolio and non-exclusive rights to future developments in the area of diabetes and liver disease, as well as certain rights to patents covering Single Blastomere technology. A significant feature of the licensed Single Blastomere technology is a method of ethically obtaining human embryonic stem cells that allows us to isolate and differentiate hES stem cells directly from a “blastocyst” without harming the embryo. Using other licensed technology, the hES cells can be immediately differentiated into stem cells capable of expansion and differentiation into other types of cells. Under the terms of the amendments, we have also acquired additional exclusive rights in the area of parthenogenesis and the use of parthenogenetically derived stem cells for treatment of human diseases.

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

Research Agreements

ISCO actively pursues sponsored research agreements with local and international research organizations and has established research collaborations with collaborators from Yale University, University of South Florida, Tulane University, University of California, San Diego, The Scripps Research Institute (La Jolla), and the Sanford Burnham Preby Medical Discovery Institute. We are in negotiations to develop collaborative research agreements with additional domestic and international research organizations from both the public and private sector. These agreements allow us to team up with nationally and internationally known research scientists to study stem cell technologies developed or licensed by ISCO for possible use in therapeutic or research fields. In addition to the research collaborations mentioned above, we provide our stem cell lines to researchers at many universities and other research facilities. Ordinarily, the stem cell lines are provided without charge, but we retain the right to either an exclusive or non-exclusive right to use any technology that may be developed that is necessary in order for us to make therapeutic products based on the research that uses our cells.

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

Some of our primary competitors in the development of stem cell therapies are BioTime, SanBio, BlueRock Therapeutics, and ReNeuron. Our primary competitors in the skin care market are Obagi, ZO Skin Health, Skinceuticals, SkinMedica (a subsidiary of Allergan), and Murad. In the field of research products, our primary competitors for human cells, media, and reagents are Lonza, EMD Millipore, Life Technologies (a subsidiary of Thermo Fisher Scientific), StemCell Technologies, Zen-bio, PromoCell, and Specialty Media. In each of these areas many of our competitors have substantially greater resources and experience than we do.

Sales and Marketing

To date, sales of our research products have been derived primarily through our in-house sales force and via OEM partners and LCT brand distributors in Europe and Asia. Approximately 54% of our total product sales for the year ended December 31, 2025 were from one customer.

LSC phased out its retail product line in 2019, with the exception of select cleanser products that were offered to both professional and retail customers. LSC is now offering its ProPLUS product line through its branded website – www.lifelineskincare.com, as well as through a network of select online retailers and a limited number of professional accounts, such as dermatologists and plastic surgeons. Domestically, we plan to increase distribution of our products through increasing brand awareness, strategic partnerships, and sales promotions.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in development, manufacture, and marketing of our proposed therapeutic and skin care products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products that we may develop. We anticipate that many, if not all, of our proposed therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

We have made extensive progress in obtaining the necessary regulatory approvals of research protocols, informed consent documents, and donor protection procedures to obtain oocytes in the United States for the production of our parthenogenetic stem cell bank. These approvals include: federally mandated Institutional Review Board (“IRB”) and State of California required Stem Cell Research Oversight (“SCRO”) committee.

FDA Approval Process

Prior to commencement of clinical studies involving humans, pre-clinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (“IND”) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase 1, clinical trials are conducted with a small number of people to establish safety pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, possible dosages, and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 2/3 trial. In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing; and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

The results of the pre-clinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (“BLA”). In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information, or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

In November 2014, in an important ruling the FDA cleared ISCO’s human parthenogenetic stem cells line for investigational clinical use. This was a necessary step in the process of eventually advancing stem cell therapies based on ISCO’s core technology into clinical development. Although the Phase 1 trial for the Parkinson’s Disease program is anticipated to be conducted in Australia, and therefore not subject to FDA oversight, any future studies will likely be carried out in the United States where this approval is necessary.

In recognition of the challenges that accompany development of cellular therapy (“CT”) products, the FDA has recently initiated an expedited review and approval process for promising investigational CTs. The first step in the pathway is submission of a request for Regenerative Medicine Advanced Therapy (“RMAT”) designation by the sponsor to the FDA, either at the same time as the initial IND filing or by amendment to an active IND (prior to the end-of-Phase 2 meeting). Upon grant of RMAT designation by the FDA, the sponsor receives access to a number of benefits, the most advantageous of which is early interactions with senior FDA managers for the purpose of discussing potential surrogate or intermediate clinical endpoints to support accelerated approval requirements. Consideration for accelerated approval, heretofore unavailable to regenerative medicine products, represents a major regulatory advance because it would enable ISCO to market ISC-hpNSC® earlier than would be possible through the traditional approval process.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (“EU”), Australia, and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries vary, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

In Australia, the approval process for commencing Phase 1 and 2 clinical trials resides with Therapeutic Goods Administration (“TGA”) and the Human Research Ethics Committee (“HREC”). Prior to commencing a clinical trial, a sponsor must submit to TGA a Clinical Trial Approval (“CTA”) or Clinical Trial Notification (“CTN”) application and must submit to the HREC a study protocol, an investigator brochure, and a template informed consent for such clinical trial. The HREC approval process generally takes four to eight weeks.

Other Regulations

We are also subject to various United States federal, state, local, and international laws, regulations, and recommendations relating to the treatment of oocyte donors, the manufacturing environment under which human cells for therapy are derived, safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Other Regulations for Lifeline Skin Care

The Federal Food, Drug, and Cosmetic Act (“FFDCA”) and the Fair Packaging and Labeling Act (“FPLA”) provide the regulatory framework for selling cosmetics. The FFDCA oversees the safety of cosmetics. The FPLA ensures that the labeling is not false or misleading and includes all relevant information in a prominent and conspicuous manner.

Safety and efficacy testing of the products is performed by independent third-party testing organization.

Information about our Executive Officers

For information concerning our executive officers, refer to Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K.

Human Capital

At December 31, 2025, including our 2 executive officers, we had 33 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Corporate Values and Ethics

The key elements of our corporate value system are described in our Code of Business Conduct Policy (the “Business Code”), which provides uniform guidance to all our employees regarding expectations for proper workplace behavior and ethical decision making. Our Board of Directors adopted and regularly reviews the Code of Business Conduct, which applies to all of our employees, officers, and directors of the Company.

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

Compensation & Benefits

Our compensation and benefits programs, with oversight from the Compensation Committee of our Board of Directors, are designed to attract, retain, and reward employees through competitive salaries, incentive bonus and stock option grant eligibility, a 401(k) Plan, healthcare and insurance benefits, paid time off, family leave, and employee assistance programs.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements”. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our business is at an early stage of development, and we may not develop therapeutic products that can be commercialized.

Our business is at an early stage of development. We do not have any products in late-stage clinical trials. We are still in the early stages of identifying and conducting research on potential therapeutic products. Our potential therapeutic products will require significant research and development and pre-clinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals, enter new and later stage clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy, or cost effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

We have expended substantial funds to develop our technologies, products, and product candidates. Our financial condition, recurring losses, and projected spending raise substantial doubt about our ability to continue as a going concern. If we were unable to continue as a going concern, the values we receive for our assets on liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the year ended December 31, 2025, we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

•
the accuracy of the assumptions underlying the estimates for capital needs in 2026 and beyond;
•
the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•
scientific progress in our research and development programs;
•
the magnitude and scope of our research and development programs and our ability to establish, enforce, and maintain strategic arrangements for research, development, clinical testing, manufacturing, and marketing;
•
our progress with pre-clinical development and clinical trials;
•
the extent to which third-party interest in Company’s research and commercial products can be realized through effective partnerships;
•
the time and costs involved in obtaining regulatory approvals;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims;
•
the number and type of product candidates that we pursue; and

•
the development of major public health concerns or other pandemics arising globally, natural catastrophes, cyber-attacks, or other crises and their impact on our business operations and funding requirements.

Additional financing through strategic collaborations, public or private equity, or debt financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders, and any debt financings will likely involve covenants restricting our business activities. Additional financing may not be available on acceptable terms, or at all. Further, if we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates, or products that we might otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or product development initiatives, any of which could have a material adverse effect on our financial condition or business prospects.

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

A number of pharmaceutical, biotechnology and other companies, universities, and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells, and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware that a number of companies have filed applications relating to stem cells. We are also aware of a number of patent applications and patents claiming use of stem cells and other modified cells to treat disease, disorder, or injury.

If third-party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, we might not be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. We may be required to defend ourselves in court against allegations of infringement of third-party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

The outcome of pre-clinical, clinical, and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we may be unable to sell our proposed products.

Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. The clinical trials of our prospective products, or those of our licensees or collaborators, may not demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals. Similarly, the testing of such prospective products may not be completed in a timely manner, if at all, or only after significant increases in costs, program delays, or both, all of which could harm our ability to generate revenues. In addition, our prospective products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop, or obtain regulatory approval to market our prospective products. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably, or produce any return on an investment in us.

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

Moreover, advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our cell therapy services, planned products, and therapeutic efforts. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of disease. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services and require us to incur significant costs to replace or modify programs in which we have a substantial investment. We are focused on cell therapy, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results, and financial condition.

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

Our cell therapy development programs face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical, and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates.

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

The research and development of stem cell therapies is subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive, and uncertain. We may fail to obtain the necessary approvals to continue our research and development, which would hinder our ability to manufacture or market any future product.

The development and commercialization of our product candidates is subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our product candidates would likely have a material and adverse effect on our business and prospects.

The process of obtaining FDA and other regulatory approvals is expensive, generally takes many years, and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our product candidates. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional pre-clinical, clinical, or other studies. In addition, varying agency interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any of the following factors, among others, could cause regulatory approval for our product candidates to be delayed, limited, or denied:

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
•
FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials; and/or
•
a pandemic, epidemic, or outbreak of a contagious disease, such as the global pandemic of the novel coronavirus outbreak, may refocus the FDA and other regulatory authorities to clinical trials that are of the utmost need.

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

Federal law is not as restrictive regarding the use of federal funds for human embryonic cell research, commonly referred to as hES cell research, as it once was. However, federal law does prohibit federal funding for creation of parthenogenetic stem cells. Our operations may also be restricted by future legislative or administrative efforts by politicians or groups opposed to the development of hES cell technology, parthenogenetic cell technology, or nuclear transfer technology. Further, future legislative or administrative restrictions could, directly or indirectly, delay, limit, or prevent the use of hES technology, parthenogenetic technology, or nuclear transfer technology, the use of human embryonic material, or the sale, manufacture, or use of products or services derived from nuclear transfer technology or hES or parthenogenetic technology.

We may be unsuccessful in our efforts to comply with applicable federal, state, and international laws and regulations, which could result in loss of licensure, certification, or accreditation or other government enforcement actions or impact our ability to secure regulatory approval of our product candidates.

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

Our manufacture of certain cellular therapy products triggers additional FDA requirements applicable to hESCs which are regulated as a drug, biological product, or medical device. FDA’s GMP regulations govern the manufacture, processing, packaging and holding of cell therapy products regulated as drugs. FDA’s Quality System Regulation, or QSR, similarly governs the manufacture, processing, packaging and holding of cell therapy products regulated as medical devices. We must comply with GMP or QSR requirements including quality control, quality assurance, and the maintenance of records and documentation for certain products. We may be unable to comply with these GMP or QSR requirements and with other FDA, state, and foreign regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.

We will continue to be subject to extensive FDA regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.

Even if we are successful in obtaining regulatory approval of our product candidates, we will continue to be subject to the requirements of, and review by, the FDA and comparable regulatory authorities in the areas of manufacturing processes, post-approval clinical data, adverse event reporting, labeling, advertising, and promotional activities, among other things. In addition, any marketing approval we receive may be limited in terms of the approved product indication or require costly post-marketing testing and surveillance. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

•
warning letters or other actions requiring changes in product manufacturing processes or restrictions on product marketing or distribution;
•
product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and
•
fines, restitution or disgorgement of profits or revenue, the imposition of civil penalties, or criminal prosecution.

The occurrence of any of these actions would likely cause a material adverse effect on our business, financial condition, and results of operations.

Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law, or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provision. Any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

Restrictions on the use of human stem cells, and the ethical, legal, and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.

Although our stem cells are derived from unfertilized human eggs through a process called “parthenogenesis” that can produce cells suitable for therapy but are believed to be incapable of producing a human being, such cells are nevertheless often incorrectly referred to as “embryonic” stem cells. Because the use of human embryonic stem cells gives rise to ethical, legal, and social issues regarding the appropriate use of these cells, our research related to human parthenogenetic stem cells could become the subject of adverse commentary or publicity and some political and religious groups may still raise opposition to our technology and practices. In addition, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue, which, if applied to our procedures, may have the effect of limiting the scope of research conducted using our stem cells, thereby impairing our ability to conduct research in this field. In some states, use of embryos as a source of stem cells is prohibited.

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

We rely on parthenogenesis, cell differentiation, and other stem cell technologies that we may not be able to successfully develop, which may prevent us from generating revenues, operating profitably, or providing investors any return on their investment.

We have concentrated our research on our parthenogenesis, cell differentiation, and stem cell technologies and our ability to operate profitably will depend on being able to successfully implement or develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. We cannot guarantee that we will be able to successfully implement or develop our nuclear transfer, parthenogenesis, cell differentiation, and other stem cell technologies or that these technologies will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be an additional source of revenues.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research and discoveries by other biotechnology, agricultural, pharmaceutical, or other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. Similarly, any technologies, products, or services we develop may not be preferred to any existing or newly developed technologies, products, or services.

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.

The biotechnology, cosmetic, and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products, and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets, and operate without infringing the proprietary rights of others. We cannot assure you that:

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

Considerable research in the areas of stem cells, cell therapeutics, and regenerative medicine is being performed in countries outside of the United States, and a number of our competitors are located in those countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property.

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

Our ability to provide uninterrupted and high levels of service depends upon the performance of our internal network, systems, and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive or provide, or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures; however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against. Although we have not incurred material losses or liabilities as a result of security breaches or attempted security breaches and continue to invest in security measures, we cannot be certain that our defensive measures, and those employed by our third-party vendors, will be sufficient to defend against all such current and future methods.

Our careful vetting of third parties to provide technology services and the contractual requirements related to the security that we impose on our third-party vendors who have access to this data may not be sufficient to protect us from network or system failures or service interruptions.

Any actual or perceived security breach, whether experienced by us or a third-party vendor; the reporting or announcement of such an event, or reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers whether accurate or not; or our failure or perceived failure to respond or remediate an event or make adequate or timely disclosures to the public, regulatory, or law enforcement agencies following any such event may be material and lead to harm to our financial condition, business reputation, and prospects of future business due to, among other factors: loss of customer confidence arising from interruptions or outages, delays, failure to meet contractual obligations, and loss of data or public release of confidential data; increase regulatory scrutiny on us; compromise our trade secret and intellectual property; expose us to costly uninsured liabilities such as material fines, penalties, liquidated damages, and overall margin compression due to renegotiation of contracts on less favorable terms or loss of business; liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws; and potential theft of our intellectual property.

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

The occurrence of any such failure may also subject us to costly lawsuits, claims for contractual indemnities, as well as divert valuable management, research and development, information technology, and marketing resources toward addressing these issues and delay our ability to achieve our strategic initiatives. In addition, we gather, as permitted by law, non-public, personally identifiable financial information from customers, such as names, addresses, telephone numbers, bank and credit card account numbers, and financial transaction information. The compromise of such data may subject us to fines and other related costs of remediation.

Certain of our technology may not be subject to protection through patents, which leaves us vulnerable to theft of our technology.

Certain parts of our know-how and technology are not patentable or are trade secrets. To protect our proprietary position in such know-how and technology, we intend to require all employees, consultants, advisors, and collaborators to enter into confidentiality and invention ownership agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, clinical testing, and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees, and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

Even if we obtain all applicable regulatory approvals and successfully commercialize one or more of our cell therapy candidates, contractual arrangements between us and a licensor, collaborator, or other third-party in connection with the respective product may require that we make royalty or other payments to the respective third-party, and as a result we would not receive all of the revenue derived from commercial sales of such product.

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

Our ability to successfully commercialize certain of our proposed products in the human therapeutic field may depend to a significant degree on patient reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers, and other organizations, such as health maintenance organizations. Reimbursement in the United States or foreign countries may not be available for any products we may develop, and, if available, may be decreased in the future. Also, reimbursement amounts may reduce the demand for, or the price of, our products with a consequent harm to our business. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive, or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our business model.

Our products may be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.

Our products may be significantly more expensive to manufacture than other therapeutic products currently on the market today. We hope to substantially reduce manufacturing costs through process improvements, development of new methods, increases in manufacturing scale, and outsourcing to experienced manufacturers. If we are not able to make these, or other improvements, and depending on the pricing of the product, our profit margins may be significantly less than that of other therapeutic products on the market today. In addition, we may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

We do not presently have any alternate supply for our products. If our facilities where our products are currently being manufactured or equipment were significantly damaged or destroyed, or if there were other disruptions, delays, or difficulties affecting manufacturing capacity, including if such facilities are deemed not in compliance with current Good Manufacturing Practice (“GMP”) requirements, future clinical studies and commercial production for our products would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with the regulatory requirements.

Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays, or difficulties that we experience, our production costs could dramatically increase, and sales of the product and its long-term commercial prospects could be significantly damaged.

To be successful, our proposed products must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.

Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients, or the medical community in general may decide not to accept and utilize these products.

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

The clinical development, commercialization, and marketing of cell and tissue-based therapies are at an early-stage, substantially research-oriented, and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a stem cell product. In general, stem cell products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Furthermore, the number of people who may use cell or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a significant market for cell- and tissue-based therapies and our ability to capture a share of this market with our product candidates.

Our development efforts with our therapeutic product candidates are susceptible to the same risks of failure inherent in the development and commercialization of therapeutic products based on new technologies. The novel nature of cellular therapeutics creates significant challenges in the areas of product development and optimization, manufacturing, government regulation, third-party reimbursement, and market acceptance. For example, the United States FDA has relatively limited experience regulating therapies based on cells, and there are few approved treatments utilizing cell therapy.

During the year ended December 31, 2025, we derived approximately 54% of our revenues from one customer.

During the year ended December 31, 2025, one customer accounted for 54% of our consolidated revenues. To the extent that this significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly, and our financial condition and results of operations would suffer substantially.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train, and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more key executive officers, or scientific officers, would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing, and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities. Accordingly, we may not be able to continue to attract and retain the qualified personnel, which would adversely affect the development of our business.

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

Economic uncertainties and unfavorable economic conditions could adversely affect our business, financial condition, results of operations, or our access to capital.

Our business, financial condition, results of operations, or prospects could be adversely affected by general economic conditions and uncertainties, including in the financial markets. Negative economic conditions, both in the United States and abroad, including the effects of changes in economic growth and expectations, labor shortages, supply chain disruptions, inflationary pressures, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the novel coronavirus pandemic, terrorist attacks and warfare (such as the Russia – Ukraine conflict and any resulting sanctions imposed), as well as related governmental or regulatory responses, could cause a decrease or deferral in spending by our customers and otherwise negatively affect our business. A severe or prolonged economic downturn or economic uncertainties from these or other factors could also adversely affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruptions. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

•
announcements of research activities, business developments, technological innovations, or new products by competitors;
•
entering into or terminating strategic relationships;
•
changes in government regulation;
•
disputes concerning patents or proprietary rights;
•
changes in revenues or expense levels;
•
public concern regarding the safety, efficacy, or other aspects of the products or methodologies being developed;
•
development of major public health concerns, such as the novel coronavirus outbreak, or other pandemics arising globally, and its impact to the financial market;
•
reports by securities analysts;
•
activities of various interest groups or organizations;
•
media coverage; and
•
status of the investment markets.

This market volatility, as well as general domestic or international economic, market, and political conditions, could materially and adversely affect the market price of our common stock.

Two of our executive officers and directors can significantly influence our direction and policies, and their interests may be adverse to the interests of our other stockholders.

At December 31, 2025, Dr. Andrey Semechkin, Chief Executive Officer and Co-Chairman of the Board of Directors, and Dr. Russell Kern, Executive Vice President and Chief Scientific Officer and a director, beneficially own approximately 58% of our outstanding shares of common stock, including shares issuable upon conversion of the outstanding shares of our Series D, Series G, and Series I-2 Preferred Stock and shares issuable upon exercise of options that they hold and that are exercisable within 60 days of December 31, 2025. As a result of their holdings and the rights, preferences, and privileges of those series of preferred stock, Dr. Andrey Semechkin and Dr. Russell Kern may appoint and remove two of our four directors and propose candidates for nomination of up to two additional directors, and therefore will be able to significantly influence the election of our Board of Directors. They may also prevent corporate transactions (such as a merger, consolidation, a sale of all or substantially all of our assets or a financing transaction) that may be favorable from the standpoint of our other stockholders, or they may cause a transaction that our other stockholders may view as unfavorable.

The rights of holders of our common stock are subordinate to significant rights, preferences, and privileges of our existing series of preferred stock, and to any additional series of preferred stock created in the future.

Under the authority granted by our Certificate of Incorporation, our Board of Directors has established four separate series of outstanding preferred stock, Series B, Series D, Series G and Series I-2 Preferred Stock, which have various rights and preferences senior to the shares of common stock. Shares of some series of our existing preferred stock are also entitled to enhanced voting rights and liquidation preferences. As a result of the various voting rights, the holders of our existing preferred stock may be able to block the proposed approval of various corporate actions, which could prevent us from achieving strategic or other goals dependent on such actions. As a result of the liquidation preferences, in the event that we voluntarily or involuntarily liquidate, dissolve, or windup our affairs (including as a result of a merger), the holders of our preferred stock would be entitled to receive stated amounts per share, including any accrued and unpaid dividends, before any distribution of assets or merger consideration is made to holders of our common stock. Additionally, these shares of preferred stock may be converted, at the option of the holders, into common stock at rates that may be adjusted, for the benefit of holders of preferred stock, if we sell equity securities below the then existing conversion prices. Any such adjustments would compound the potential dilution suffered by holders of common stock if we issue additional securities at prices below the current conversion prices (ranging from $0.12 to $9.69 per share at December 31, 2025). Additionally, subject to the consent of the holders of our existing preferred stock, our Board of Directors has the power to issue additional series of preferred stock and to designate, as it deems appropriate (subject to the rights of the holders of the current series of preferred stock), the special dividend, liquidation, or voting rights of the shares of those additional series. The creation and designation of any new series of preferred stock could adversely affect the voting power, dividend, liquidation, and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

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

Certain provisions of our Certificate of Incorporation and Delaware law may make it more difficult for a third-party to affect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and our Board of Directors has created and issued shares of four series of preferred stock that remain outstanding, Series B, Series D, Series G, and Series I-2 Preferred Stock. The terms of various series of Preferred Stock include, among other things, voting rights on particular matters (for example, with respect to the Series D Preferred Stock, restricting our ability to undergo a change in control or merge with, or sell assets to, a third-party), preferences as to dividends and liquidation, and conversion rights. These preferred stock rights diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, as long as shares of our Series B, Series D, Series G, and Series I-2 Preferred Stock remain outstanding, or if our Board creates and issues additional shares of preferred stock in the future with rights that restrict our ability to merge with, or sell assets to, a third-party, it could make it more difficult, delay, discourage, prevent, or make it more costly to acquire the Company or affect a change-in-control.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, and increase stockholder transaction costs to sell those shares.

While we are currently exempt from the “penny stock” rules, as long as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock would be subject to the “penny stock” rules, if we otherwise do not continue to qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200 thousand or $300 thousand together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock, and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

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

We have incurred substantial tax losses during our history. Subject to various limitations, we may carryforward unused taxable losses, including those generated in the future, and other available credits to offset any future taxable income until the unused losses or credits expire. Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382 and Section 383, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post change income may be limited. During 2023 an analysis was completed to determine whether any ownership change has occurred, as defined by IRC Sections 382 and 383, and it was determined that significant ownership changes occurred in January 2009 and November 2015. As a result of the ownership changes, under IRC Sections 382 and 383, the net operating loss and tax credit carryforwards that were generated in years prior to 2015 have been significantly limited and a substantial unused amount will expire. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, our ability to utilize our NOL carryforwards or other tax attributes may be limited, which could result in an increased future tax liability to us.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting and certify the effectiveness of those controls. The standards that must be met for management to assess the internal controls over financial reporting now in effect are complex, costly, and require significant documentation, testing, and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. If we cannot perform the assessment or certify that our internal controls over financial reporting are effective, investor confidence and share value may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We continue to evaluate and improve the capabilities of our people, processes, and technologies to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance, and are reviewed by our Board of Directors annually.

Risk Management and Strategy

At December 31, 2025, we have implemented thorough cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are often assessed as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees and contractors are required to complete annual cybersecurity awareness trainings, including specific topics related to browser safety, data protection, and email fraud. We have competent employees and consultants with a firm understanding of cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as notify management of such attacks in a timely manner.

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

Governance

Our Board of Directors is responsible for overseeing our cybersecurity risk management and strategy. Our senior leadership, including our Chief Executive Officer and Principal Financial Officer, frequently meets with and provides informative updates to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third parties.

Our Information Security Team is outsourced to two separate service providers, one of which oversees all aspects of IT and facilities to ensure the Company’s infrastructure, including intellectual property, is protected. Specifically, this service provider is tasked with communicating any issues or updates necessary and possesses the appropriate level of expertise to assess and manage the Company’s cybersecurity risk. This service provider reports to our Principal Financial Officer, who oversees prevention, detection, mitigation, and remediation efforts through regular communication and reporting channels within our organization and with service providers.

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

ITEM 2. PROPERTIES

In October 2021, we entered into a joint lease agreement with S Real Estate Holding, LLC (an affiliate of our Chief Executive Officer and Executive Vice President, Chief Scientific Officer) for the purpose of establishing a new corporate headquarters that combines the Company’s research facility and corporate offices, including corporate, R&D, and manufacturing operations, in San Diego, California. In connection with entering into the joint lease agreement, we entered into a co-tenant agreement with S Real Estate Holdings, LLC, to share costs related to the leased premises. In addition to base rent, the Company and S Real Estate Holdings, LLC, are responsible for certain costs and expenses, including insurance, maintenance costs, taxes, and operating expenses. The lease covers approximately 7,300 square feet, of which portions of the facility are designated for use by the Company, S Real Estate Holdings, LLC, or shared. The lease for this facility expires in December 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. Pursuant to the co-tenant agreement with S Real Estate Holdings, LLC, we are liable for 75% of all costs incurred in connection with the lease. Refer to Note 9 – Related Party Transactions to the consolidated financial statements for further discussion.

We also lease supplemental office space in a building adjacent to our corporate headquarters from the same landlord. The supplemental office lease expires in December 2026 and is not subject to the co-tenant agreement with S Real Estate Holdings, LLC. The corporate headquarters lease and supplemental office lease do not contain any options to renew to extend the lease terms.

In addition, we lease a 13,320 square foot facility in Frederick, Maryland, which is used for laboratory and administrative purposes. The current lease expires in December 2026. At December 31, 2025, the base rent was approximately $20 thousand per month. The laboratory is used to develop and manufacture our research products and the administration facility is used for sales and marketing, and general administration purposes. The monthly base rent will increase by 3% on each anniversary date of the agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

At December 31, 2025, we had 8,004,389 shares of common stock outstanding, and approximately 632 holders of record of our common stock, and we had 5,254,353 shares of preferred stock outstanding, and four holders of record of our preferred stock, with the 5,254,353 shares of preferred stock being convertible into 7,518,830 shares of common stock.

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

Dividends

Our Board of Directors determines any payment of dividends. We have never declared or paid cash dividends on our common stock. We do not expect to authorize the payment of cash dividends on our shares of common stock in the foreseeable future. Any future decision with respect to dividends will depend on our future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

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

Business Overview

We have generated aggregate product revenues from our two commercial businesses of $9.1 million and $9.1 million for the years ended December 31, 2025 and 2024, respectively. We currently have no revenue generated from our principal operations in therapeutic and clinical product development.

Our products are based on multi-decade experience with human cell culture and a proprietary type of pluripotent stem cells, human parthenogenetic stem cells (hpSCs). Our hpSCs are comparable to human embryonic stem cells (hESCs) in that they have the potential to be differentiated into many different cells in the human body. However, the derivation of hpSCs does not require the use of fertilized eggs or the destruction of viable human embryos and also offers the potential for the creation of immune-matched cells and tissues that are less likely to be rejected following transplantation. Our collection of hpSCs, known as UniStemCell™, currently consists of 15 stem cell lines. We have manufacturing protocols that comply with the requirements of Good Manufacturing Practice (GMP) standards as promulgated by the U.S. Code of Federal Regulations and enforced by the United States Food and Drug Administration (FDA).

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

PD: Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013, we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells, which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014, we completed the majority of the preclinical research, establishing the safety profile of NSC in various animal species, including non-human primates. In June 2016, we published the results of a 12-month pre-clinical non-human primate study, which demonstrated the safety, efficacy, and mechanism of action of the ISC- hpNSC®. In 2017, we dosed four patients in our Phase 1 trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells.

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

We expect to announce the full Phase 1 clinical trial results in the second half of 2026.

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

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary LCT develops, manufactures, and commercializes approximately 200 human cell culture products, including frozen human “primary” cells and the reagents (media) needed to grow, maintain, and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology, and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners, and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the dollar and percent change in those items (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Product sales	$9,100	$9,085	$15	0%
Cost of sales	4,033	3,764	269	7%
Profit margin	5,067	5,321	(254)	-5%
As a % of revenues	56%	59%
General and administrative	3,532	3,516	16	0%
Selling and marketing	1,118	1,216	(98)	(8%)
Research and development	684	657	27	4%
Other expense, net	(151)	(141)	(10)	7%
Net loss	$(418)	$(209)	$(209)	100%
As a % of revenues	(5%)	(2%)

Product Sales

Product sales revenue for the year ended December 31, 2025 was $9,100 thousand, compared to $9,085 thousand for the year ended December 31, 2024. The increase of $15 thousand, or less than 1%, was attributable to an increase of $359 thousand in cells product sales offset by a decrease of $147 thousand in media product sales within our biomedical market segment (a net increase of $212 thousand), primarily due to increases in OEM sales. This increase in our biomedical market product sales was partially offset by a decrease of $197 thousand in sales of our skin care products in our anti-aging market segment during 2025 compared to 2024 due to a decrease in demand.

Our OEM sales in our biomedical market segment have increased year-over-year and accounted for approximately 64% of biomedical product sales in 2025 as compared to 63% in 2024. The mix of media and cell product sales has changed slightly with media product sales accounting for approximately 68% of biomedical product sales, down from 72% in 2024. The increase in biomedical product sales was therefore primarily driven by the increase in cell product sales. The slight overall increase in biomedical product sales is the result of normalization of OEM planning systems and lead time measurement and is expected to remain a key component of our biomedical business.

Our anti-aging product line is sold to consumers exclusively through our ecommerce channel with less marketing expenditures contributing to the decrease in product sales.

Cost of Sales

Cost of sales for the year ended December 31, 2025 was $4,033 thousand, compared to $3,764 thousand for the year ended December 31, 2024. The increase of $269 thousand, or 7%, was primarily attributable to an increase in biomedical product sales resulting in higher costs of direct materials of $182 thousand, combined with net increases in manufacturing variances, shipping costs, and inventory transactions including expired inventory write-offs of approximately $212 thousand. The net increase in cost of sales was partially offset by an overall decrease in cost of sales in our anti-aging market segment of $126 thousand as a result of a decrease in product sales. Profit margin was 56% versus 59% for the years ended December 31, 2025 and 2024, respectively. Margins were slightly affected by higher OEM sales as a percentage of biomedical sales in total.

Cost of sales consists of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies, and an allocation of overhead. We aim to continue refining our manufacturing processes and supply chain management to improve the cost of sales as a percentage of revenue for both LCT and LSC.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 was $3,532 thousand, compared to $3,516 thousand for the year ended December 31, 2024. The increase of $16 thousand, or less than 1%, was primarily attributable to increases of $56 thousand in consulting expenses, $43 thousand in legal expenses, $13 thousand in filing fees, and $13 thousand in rent and building expenses related to the reallocation of space and costs in 2025 in response to the amendment to the Company’s co-tenant agreement

(refer to Note 9 – Related Party Transactions to the consolidated financial statements for further discussion). These increases were mostly offset by decreases in audit fees of $38 thousand, temporary services of $21 thousand, foreign currency gain due to favorable exchange rates of $15 thousand, D&O and general liability insurance expense of $21 thousand, and personnel-related costs including travel expenses of $14 thousand. In addition, there was a decrease in write off of bad debt of $4 thousand and patent impairment from abandonment of $2 thousand in other general and administrative expenses.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, corporate legal fees not relating to patents, and fees for accounting and consulting services.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2025 was $1,118 thousand, compared to $1,216 thousand for the year ended December 31, 2024. The decrease of $98 thousand, or 8%, was primarily attributable to decreases in advertising costs, including creative and web service fees, of $73 thousand, temporary service fees of $34 thousand, and consulting costs of $22 thousand. These decreases were partially offset by increases in personnel-related costs of $16 thousand, license fees of $8 thousand, bank and merchant fees of $6 thousand, and rent of $3 thousand. The overall change in expense year-over-year is primarily attributable to a decrease in selling and marketing expenses attributable to our anti-aging market segment.

Our sales and marketing expenses consist primarily of personnel-related expenses, such as salaries, benefits, and stock-based compensation, facility costs not otherwise included in or allocated to other departments, as well as marketing material costs, permits and licenses for ecommerce, and other advertising type expenses.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 was $684 thousand, compared to $657 thousand for the year ended December 31, 2024. The increase of $27 thousand, or 4%, was primarily attributable to increases in depreciation expense of $11 thousand and rent of $72 thousand related to the change in expense allocation resulting from the 2025 amendment to the Company’s co-tenant agreement (refer to Note 9 – Related Party Transactions to the consolidated financial statements for further discussion), combined with a decrease in the Australian research and development tax credit for qualified expenditures incurred by our Australian subsidiary, Cyto Therapeutics, of $42 thousand. These increases were partially offset by decreases in personnel-related costs, including salaries and stock-based compensation expense, of $66 thousand combined with a decrease in consulting expense of $32 thousand.

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

Other Expense, Net

Other expense, net for the year ended December 31, 2025 was $151 thousand, compared to other expense, net of $141 thousand for the year ended December 31, 2024. The increase in other expense, net of $10 thousand, or 7%, was primarily attributable to interest expense on our related party note payable (refer to Note 9 – Related Party Transactions to the consolidated financial statements for further discussion).

Liquidity and Capital Resources

The Company enters into contracts in the normal course of business with various third-party consultants and contract research organizations (CRO) for preclinical research, clinical trials, and manufacturing activities. These contracts generally provide for termination upon notice. Actual expenses associated with these arrangements may be higher or lower due to various reasons, including but not limited to, progress of our development products and enrollment in clinical trials. Other short-term and long-term commitments that would affect liquidity include lease obligations as well as related party debt repayments.

At December 31, 2025, we had an accumulated deficit of approximately $111.1 million and have, on an annual basis, incurred net losses since inception. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. At December 31, 2025, operating cash flows were positive and we had cash of $993 thousand, compared to $1,230 thousand at December 31, 2024.

Licensed Patents

The Company had a minimum annual license fee of $75 thousand payable in two installments per year to Astellas pursuant to the amended UMass IP license agreement. The patents, along with the license agreement, expired at the end of July 2022. These patents were fully impaired in prior years and therefore the expiration did not result in any additional impairment for the year ended December 31, 2022. The Company does not anticipate any short-term liquidity effects from this obligation as we will no longer be liable for the annual licensing fee.

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$8	$13
Net cash used in investing activities	(45)	(171)
Net cash used in financing activities	(200)	(200)
Net decrease in cash	$(237)	$(358)

Operating Cash Flows

For the year ended December 31, 2025, net cash provided by operating activities was $8 thousand, resulting primarily from our net loss of $418 thousand and net changes in operating assets and liabilities of $581 thousand, consisting of increases in inventories of $387 thousand and prepaid expenses and other current assets of $58 thousand, and decreases in accounts receivable of $335 thousand, operating lease liabilities of $354 thousand, accounts payable of $18 thousand, and accrued liabilities of $99 thousand. The decrease in cash is offset by non-cash adjustments to net loss of $1,007 thousand pertaining to stock-based compensation expense, depreciation and amortization expense, non-cash operating lease expense, interest expense on our related party note payable, and changes in inventory reserve. For the year ended December 31, 2024, net cash provided by operating activities was $13 thousand, resulting primarily from our net loss of $209 thousand and changes in operating assets and liabilities of $809 thousand, offset by recurring non-cash adjustments to net loss of $1,031 thousand, including stock-based compensation expense, depreciation and amortization expense, non-cash operating lease expense, interest expense on our related party note payable, changes in inventory reserve, and impairment of intangible assets.

Investing Cash Flows

Net cash used in investing activities for the year ended December 31, 2025 was $45 thousand, compared to $171 thousand for the year ended December 31, 2024. The decrease in cash used in investing activities was primarily attributable to purchases of property and equipment of $43 thousand including lab and manufacturing equipment and leasehold improvements as compared to $166 thousand for purchases of property and equipment in 2024. There were also payments for patent licenses of $2 thousand during the year ended December 31, 2025 versus $5 thousand during the year ended December 31, 2024.

Financing Cash Flows

Net cash used in financing activities for the both years ended December 31, 2025 and December 31, 2024 were $200 thousand. Cash used in financing activities was wholly attributable to the partial repayment of principal on our related party note payable in both 2025 and 2024 (refer to Note 9 – Related Party Transactions to the consolidated financial statements for further discussion).

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

•
the accuracy of the assumptions underlying the estimates for capital needs in 2026 and beyond;

•
the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•
scientific progress in our research and development programs;
•
the magnitude and scope of our research and development programs and our ability to establish, enforce, and maintain strategic arrangements for research, development, clinical testing, manufacturing, and marketing;
•
our progress with pre-clinical development and clinical trials;
•
the extent to which third-party interest in Company’s research and commercial products can be realized through effective partnerships;
•
the time and costs involved in obtaining regulatory approvals;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims;
•
the number and type of product candidates that we pursue; and
•
the development of major public health concerns or other pandemics arising globally, natural catastrophes, cyber-attacks or other crises and their impact on our business operations and funding requirements.

Our failure to raise capital or enter into applicable arrangements when needed would have a negative impact on our financial condition. Additional debt financing may be expensive and require us to pledge all or a substantial portion of our assets. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates, or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product initiatives.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Allowance for Excess and Obsolete Inventory

Our inventories, particularly within our biomedical market, consist of certain products that have a long or, when frozen, indefinite shelf life. In addition, future demand for our products is uncertain. Accordingly, at each reporting period, we estimate a reserve for allowance for excess and obsolete inventory. This estimate is computed using historical sales data and inventory turnover rates, which are subjective in nature and fluctuate between periods. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory with a corresponding adjustment to cost of sales. If we are able to sell such inventory, any related reserves are reduced in the period of sale. The Company’s allowance for excess and obsolete inventory was $781 thousand and $736 thousand at December 31, 2025 and 2024, respectively. A 10% change in our reserve estimate in total at December 31, 2025 would result in a change in reserve of approximately $78 thousand. Our reserves are estimates which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand, and competitive environments differ from our expectations.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) at the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at December 31, 2025, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Based on the above evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors is incorporated by reference to the information in our definitive Proxy Statement (the “Proxy Statement”) expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, in connection with our 2026 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this Item regarding our Code of Conduct and Ethics is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2025, under the caption “Code of Conduct and Ethics.” The information required by this Item regarding our Governance Committee and Audit Committee is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2025, under the caption “Corporate Governance.”

At December 31, 2025, our executive officers were as follows:

Name	Position	Age
Andrey Semechkin	Co-Chairman and Chief Executive Officer	66
Russell Kern	Executive Vice President, Chief Scientific Officer, and Principal Financial Officer	40

Andrey Semechkin, Ph.D., Co-Chairman and CEO, has been a Director of the Company since December 2008. Dr. Semechkin has served as our Chief Executive Officer since November 2009, and from December 2008 to November 2009 he served in other senior management positions with the Company. Dr. Semechkin is a specialist in system analysis, strategic planning, and corporate management. He is a member of the Russian Academy of Sciences and has been Deputy Director of Institute of System Analysis since 2004. Dr. Semechkin was awarded the Russian Government Award in Science and Technology in 2006 and has written several scientific books. He has over 30 years’ experience creating and managing businesses across different industries and scientific sectors.

Russell Kern, Ph.D., Executive Vice President, Chief Scientific Officer, Principal Financial Officer, and CEO of Lifeline Skin Care Inc., became a Director in October 2008. Dr. Kern has served as our Chief Scientific Officer since June 2013 and previously served since December 2008 in various scientific and management positions, including as Vice President Research and Development. Dr. Kern was trained in medical genetics, embryology, and stem cell biology. He holds a Ph.D. degree in Human Physiology from the Russian Academy of Medical Sciences and has broad expertise in neuroscience, and was part of the team, along with scientists from the NYU Medical School that elucidated the physiological changes that occur in the brains of Parkinson’s disease patients. Dr. Kern directs ISCO’s R&D programs including stem cell derivation, differentiation, and the pre-clinical and clinical evaluation of stem cell derived cells and tissue. He has developed a general method of deriving highly pure populations of neural stem cells and dopaminergic neurons from pluripotent stems cells that is novel, practical, and suitable for use in a clinical setting. Dr. Kern is a well-known speaker on stem cell biology, including the use of stem cells for neurology and skin regeneration. He has more than 40 publications in the field of Parkinson’s disease and stem cell biology, and he is an active member of the American Academy of Neurology and the Society for Neuroscience. Dr. Russell Kern is the son of Dr. Andrey Semechkin, our Co-Chairman and Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2025, under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2025, under the captions “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2025, under the captions “Related Person Transactions” and “Corporate Governance – Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information in the Proxy Statement, expected to be filed within 120 days of December 31, 2025, under the caption “Principal Accounting Fees and Services.”

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

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 10, 2016).

10.12	Lease Agreement dated October 26, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K filed on March 29, 2022).

10.13	Lease Agreement dated November 30, 2021 (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 29, 2022).

10.14	Co-Tenant Agreement dated December 15, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 29, 2022).

10.15	Form of Note issued on September 15, 2025 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on September 16, 2025).

10.16

Co-Tenant Agreement Amendment, dated February 25, 2025, by and between International Stem Cell Corporation and S Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed on May 14, 2025).

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

Dated: March 30, 2026

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

Signature:	Capacity:	Date:

/s/ ANDREY SEMECHKIN	Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2026
Andrey Semechkin

/s/ RUSSELL KERN	Executive Vice President, Chief Scientific Officer, and	March 30, 2026
Russell Kern	Director (Principal Financial and Accounting Officer)

/s/ DONALD A. WRIGHT	Co-Chairman of the Board	March 30, 2026
Donald A. Wright

/s/ PAUL V. MAIER	Director	March 30, 2026
Paul V. Maier

International Stem Cell Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

International Stem Cell Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Stem Cell Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2026

International Stem Cell Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and par value data)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$993	$1,230
Accounts receivable, net	723	1,058
Inventories	1,514	1,149
Prepaid expenses and other current assets	181	123
Total current assets	3,411	3,560
Non-current inventories	229	252
Property and equipment, net	160	257
Intangible assets, net	644	721
Right-of-use assets	344	352
Deposits and other assets	31	31
Total assets	$4,819	$5,173
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$168	$186
Accrued liabilities	428	527
Operating lease liabilities, current	393	330
Advances	250	250
Related party note payable	3,340	3,395
Total current liabilities	4,579	4,688
Operating lease liabilities, net of current portion	—	115
Total liabilities	4,579	4,803
Commitments and contingencies (Note 10)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at December 31, 2025 and 2024	4,300	4,300
Stockholders’ Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,826 and $9,811 at December 31, 2025 and 2024, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at December 31, 2025 and 2024	8	8
Additional paid-in capital	107,030	106,742
Accumulated deficit	(111,103)	(110,685)
Total stockholders’ deficit	(4,060)	(3,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$4,819	$5,173

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Product sales	$9,100	$9,085
Operating expenses:
Cost of sales	4,033	3,764
General and administrative	3,532	3,516
Selling and marketing	1,118	1,216
Research and development	684	657
Total operating expenses	9,367	9,153
Loss from operations	(267)	(68)
Other income (expense):
Interest expense	(6)	(7)
Interest expense - related party	(145)	(138)
Other income, net	—	4
Other expense, net	(151)	(141)
Net loss	(418)	(209)
Net loss per common share, basic and diluted	$(0.05)	$(0.03)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004,389	8,004,389

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	—	$4,300	5,254	$5	8,004	$8	$106,276	$(110,476)	$(4,187)
Stock-based compensation	—	—	—	—	—	—	466	—	466
Net loss	—	—	—	—	—	—	—	(209)	(209)
Balance at December 31, 2024	—	4,300	5,254	5	8,004	8	106,742	(110,685)	(3,930)
Stock-based compensation	—	—	—	—	—	—	288	—	288
Net loss	—	—	—	—	—	—	—	(418)	(418)
Balance at December 31, 2025	—	$4,300	5,254	$5	8,004	$8	$107,030	$(111,103)	$(4,060)

See accompanying notes to consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(418)	$(209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	288	466
Depreciation and amortization	219	206
Non-cash operating lease expense	310	205
Interest expense on related party note payable	145	138
Change in inventory reserve	45	14
Impairment of intangible assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	335	(484)
Inventories	(387)	114
Prepaid expenses and other current assets	(58)	(27)
Accounts payable	(18)	(178)
Accrued liabilities	(99)	42
Operating lease liabilities	(354)	(276)
Net cash provided by operating activities	8	13
Cash flows from investing activities
Purchases of property and equipment	(43)	(166)
Payments for patent licenses	(2)	(5)
Net cash used in investing activities	(45)	(171)
Cash flows from financing activities
Principal repayment on note payable from related party	(200)	(200)
Net cash used in financing activities	(200)	(200)
Net decrease in cash	(237)	(358)
Cash, beginning of period	1,230	1,588
Cash, end of period	$993	$1,230
Supplemental disclosure of non-cash operating activities:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$302	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$10

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

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

International Stem Cell Corporation (the “Company”) was organized in Delaware in June 2005 and is publicly traded on the OTCQX under the symbol “ISCO”. The Company is primarily a research and development company, for the therapeutic market, which has focused on advancing potential clinical applications of human parthenogenetic stem cells (“hpSCs”) for the treatment of various diseases of the central nervous system and liver diseases. The Company has the following wholly owned subsidiaries:

•
Lifeline Cell Technology, LLC (“LCT”) – develops, manufactures, and commercializes primary human cell research products for the biomedical market, including human cell culture products such as frozen human “primary” cells and the reagents (called “media”) needed to grow, maintain, and differentiate the cells;
•
Lifeline Skin Care, Inc. (“LSC”) – develops, manufactures, and markets a category of anti-aging skin care products for the anti-aging market based on the Company’s proprietary parthenogenetic stem cell technology and small molecule technology;
•
Cyto Therapeutics Pty. Ltd. (“Cyto Therapeutics”) – performs research and development (“R&D”) for the therapeutic market and is currently conducting a clinical trial in Australia for the use of ISC-hpNSC® in the treatment of Parkinson’s disease.

Going Concern

The Company had an accumulated deficit of approximately $111.1 million at December 31, 2025 and has historically incurred net losses. The Company has no revenue from its principal operations in therapeutic and clinical product development through research and development efforts. Unless the Company obtains additional financing, the Company does not have sufficient cash on hand to sustain operations for at least one year from the issuance date of these consolidated financial statements.

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

•
the accuracy of the assumptions underlying the estimates for capital needs in 2026 and beyond;
•
the extent that revenues from sales of LSC and LCT products cover the related costs and provide capital;
•
scientific progress in research and development programs;
•
the magnitude and scope of the Company’s research and development programs and its ability to establish, enforce, and maintain strategic arrangements for research, development, clinical testing, manufacturing, and marketing;
•
the progress with preclinical development and clinical trials;
•
the extent to which third-party interest in Company’s research and commercial products can be realized through effective partnerships;
•
the time and costs involved in obtaining regulatory approvals;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims; and
•
the number and type of product candidates that the Company decides to pursue.

Additional debt financing may be expensive and require the Company to pledge all or a substantial portion of its assets. If additional funds are obtained through arrangements with collaborative partners, these arrangements may require the Company to relinquish rights to some of its technologies, product candidates, or products that the Company would otherwise seek to develop and commercialize on its own. Furthermore, if sufficient capital is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product initiatives. The Company’s failure to raise capital or enter into applicable arrangements when needed would have a negative impact on its financial condition.

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

Inventories

Inventories are accounted for using the average cost and first-in, first-out (“FIFO”) methods for LCT cell culture media and reagents, specific identification method for other LCT products, and average cost and specific identification methods for LSC products. Inventories are stated at the lower of cost or net realizable value. Laboratory supplies used in the research and development process are expensed as consumed. LCT’s inventories have a long product life cycle, do not have a shelf life when frozen, and future demand is uncertain. As such, at each reporting period, the Company estimates its reserve allowance for excess and obsolete inventories using historical sales data and inventory turnover rates. The establishment of a reserve for excess and obsolete inventories establishes a new cost basis of inventories, and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable. If the Company is able to sell such inventories, any related reserves would be reduced in the period of sale. The value of inventories that are not expected to be sold within one year of the current reporting period is classified as non-current inventories on the accompanying consolidated balance sheets.

Accounts Receivable, net

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, timing of cash receipts by the Company related to LSC credit card sales to customers, as well as LSC trade receivable amounts related to spa and distributor sales. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions, and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowances for credit losses when the Company determines that a customer account is uncollectible. At both December 31, 2025 and 2024, the Company’s allowance for credit losses was immaterial.

Advances

In June 2008, the Company entered into an agreement with BioTime, Inc. (“BioTime”), whereby BioTime paid an advance of $250 thousand to LCT to produce, make, and distribute certain products. The $250 thousand advance will be paid down with the first $250 thousand of net revenues that otherwise would be allocated to LCT under the agreement. For the years ended December 31, 2025 and 2024, no revenues were realized and attributable to BioTime under this agreement.

Property and Equipment, net

Property and equipment are stated at cost. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are capitalized and amortized over the shorter of the remaining term of the lease or the estimated life of the assets.

Intangible Assets, net

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

The following table presents the Company’s revenue disaggregated by segment, product and geography (in thousands, except percentages):

LCT:

	Year Ended December 31, 2025
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$5,100	$706	$5,806	68%
Cells	2,161	535	2,696	32%
Total	$7,261	$1,241	$8,502	100%

	Year Ended December 31, 2024
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$5,257	$696	$5,953	72%
Cells	1,703	634	2,337	28%
Total	$6,960	$1,330	$8,290	100%

LSC:

	Year Ended December 31,
	2025	2024
Skin care products	$598	$795

Contract terms for unit price, quantity, shipping, and payment are governed by sales agreements, invoices, or online order forms, which the Company considers to be a customer’s contract in all cases. The unit price is considered the observable stand-alone selling price for the performance obligation(s) within the arrangements. Any promotional or volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

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

Practical Expedients

The Company has elected the practical expedient to not determine whether contracts with customers contain significant financing components. The Company pays commissions on certain sales for its biomedical and anti-aging product markets once the customer payment has been received, which are accrued at the time of the sale. The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded as selling and marketing expenses within the accompanying consolidated statements of operations. In addition, the Company has elected to exclude sales taxes consideration from the determined transaction price.

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been material and are recognized as a reduction to current period revenue. At December 31, 2025 and 2024, the Company recorded no allowance for sales returns.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, shipping costs, general laboratory supplies, and an allocation of overhead. Certain of the Company’s licensed technology agreements may require the Company to pay royalties based on the future sale of the Company’s products. Such royalties will be recorded as a component of cost of sales when incurred. Additionally, milestone payments or the amortization of license fees related to developed technologies used in the Company’s products will be included as a component of cost of sales to the extent that such payments become due in the future.

Advertising

Advertising costs are expensed as incurred and included as a component of selling and marketing expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2025 and 2024, advertising costs were approximately $102 thousand and $179 thousand, respectively.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards (“IAS”) 20 to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the year ended December 31, 2025 and 2024, the Company recognized a reduction in qualified research and development expenses of $52 thousand and $94 thousand, respectively, in the accompanying consolidated statements of operations.

Stock-Based Compensation

The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award. Stock-based compensation is recognized as expense on a straight-line basis, net of forfeitures, which are recognized as incurred, over the requisite service period of the award. The fair value of stock options is estimated using the Black-Scholes option valuation model, which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The expected term of stock options is estimated using the simplified method as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The fair value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant.

Fair Value Measurements

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the Company’s related party note payable does not approximate fair value. Refer to Note 9 – Related Party Transactions for further discussion.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two-class or “if-converted” methods. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock do not have an obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the years ended December 31, 2025 and 2024, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the years ended December 31, 2025 and 2024, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would be anti-dilutive.

	Year Ended December 31,
	2025	2024
Employee stock options	13,132,877	12,211,332
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	5,061,687
Total	20,651,707	19,730,162

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ deficit except those resulting from investments by owners and distributions to owners. The Company did not have any items of comprehensive loss other than net loss from operations for the years ended December 31, 2025 and 2024.

Customer Concentrations

For the years ended December 31, 2025 and 2024, one customer accounted for approximately 54% and 53%, respectively, of consolidated product sales, and approximately 58% and 58%, respectively, of biomedical product sales. At December 31, 2025 and 2024, the same customer accounted for 53% and 67%, respectively, of accounts receivable, net.

No other single customer accounted for more than 10% of product sales, net for the years ended December 31, 2025 and 2024 in either segment. At December 31, 2025 two customers of LCT (inclusive of the aforementioned customer) individually accounted for more than 10% of accounts receivable, net and in the aggregate accounted for 64% of accounts receivable, net. No other single customer accounted for more than 10% of accounts receivable, net at December 31, 2024.

Cash Concentrations

The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 intends to provide improved transparency about income tax information through improvements to income tax disclosures. Among other things, the amendments in ASU 2023-09 require enhanced disclosures regarding federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. Further, the amendments eliminate certain disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard is effective for the Company for the fiscal year ending December 31, 2025. The adoption of this standard on a retrospective basis for the years ended December 31, 2025 and December 31, 2024 did not have a material impact on the Company’s consolidated financial results, but resulted in enhanced disclosures as included in Note 8 – Income Taxes.

2. Inventories

The components of inventories are as follows (in thousands):

	December 31,
	2025	2024
Raw materials	$612	$532
Work in process	626	538
Finished goods	1,286	1,067
	2,524	2,137
Less: allowance for inventory excess and obsolescence	(781)	(736)
Total inventories	$1,743	$1,401

Inventories	$1,514	$1,149
Non-current inventories	229	252
Total inventories	$1,743	$1,401

At December 31, 2025 and 2024, the allowance for inventory excess and obsolescence consists of the following activity (in thousands):

	December 31,
	2025	2024
Balance, beginning of year	$736	$739
Provision for inventory reserve	211	289
Write-offs	(166)	(292)
Balance, end of year	$781	$736

Write-offs of inventories include scrapped inventories and reserved inventories sold.

3. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$1,676	$1,662
Computer equipment and software	223	221
Office equipment	68	64
Leasehold improvements	635	625
Construction in progress	12	12
	2,614	2,584
Less: accumulated depreciation and amortization	(2,454)	(2,327)
Property and equipment, net	$160	$257

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $139 thousand and $124 thousand, respectively. During the year ended December 31, 2025 and 2024, the Company disposed of approximately $12 thousand and $123 thousand, respectively, in property and equipment that had been depreciated and amortized in full and had no impact to the accompanying consolidated statements of operations.

4. Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	December 31,
	2025	2024
Patents	$1,234	$1,293
Less: accumulated amortization	(665)	(647)
	569	646
Indefinite life logos and trademarks	75	75
Intangible assets, net	$644	$721

Amortization expense for the years ended December 31, 2025 and 2024 was $80 thousand and $82 thousand, respectively. Impairment charges for the years ended December 31, 2025 and 2024 were immaterial. The impairment charges, measured on a cost basis, relate to the abandonment of certain internally generated and licensed intellectual property in the Company’s therapeutic market segment that was determined by management to have no future economic benefit.

During the year ended December 31, 2025, the Company retired three expired patents which had a total cost basis of $62 thousand and were amortized in full at the time of expiration. Accordingly, there was no impact to the accompanying consolidated statements of operations as a result of these retirements. There were no patent expirations or related retirements recorded during the year ended December 31, 2024.

The timing of approval of pending patent applications is uncertain and, therefore, are included in the thereafter period below until issued. Pending patents at December 31, 2025 and 2024 were $67 thousand and $64 thousand, respectively. At December 31, 2025, future amortization expense related to intangible assets subject to amortization is expected to be as follows (in thousands):

Year ending December 31,
2026	$76
2027	74
2028	73
2029	68
2030	63
Thereafter	215
Total	$569

5. Convertible Preferred Stock

At December 31, 2025 and 2024, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share, 50 shares of Series D redeemable convertible preferred stock and 10,004,310 of Series B, Series G and Series I-2 non-redeemable convertible preferred stock. The Company’s Series B, Series G and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock at December 31, 2025 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$516	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,826	$5

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock at December 31, 2024 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$501	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,811	$5

The significant rights and preferences of the Company’s convertible preferred stock are as follows:

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in 2012, this does not have an ongoing impact. No dividends have been declared for the year ended December 31, 2025.

Liquidation

Liquidation preference among classes of preferred shares is first with Series D with priority, followed by Series G, Series B, and Series I-2 on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of shares plus (in the case of the Series B) an amount equal to 1% of the Series B original issue price for every two calendar months from February 1, 2008. Following the satisfaction of the liquidation preferences, all shares of common stock participate in any remaining distribution.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted at December 31, 2025:

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

6. Stockholders’ Deficit

Common Stock

At December 31, 2025, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

Common Stock Reserved for Future Issuance

At December 31, 2025, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	13,646,881
Common stock available for issuance under the 2010 Plan	16,185,443
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,154

7. Equity Incentive Plans

The Company adopted the 2006 Equity Participation Plan (as amended, the “2006 Plan”), which provides for the grant of stock options, restricted stock, and other equity-based awards. Awards for up to 100,000 shares may be granted to employees, directors, and consultants under this Plan. The options granted under the 2006 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. The 2006 Plan expired on November 16, 2016. Options and other equity-based awards granted prior to the expiration of the 2006 Plan will continue in effect until the option or award is exercised or terminates pursuant to its terms. No new awards may be granted under the 2006 Plan following its expiration.

In April 2010, the Company adopted the 2010 Equity Participation Plan (the “2010 Plan”), which provides for the grant of stock options, restricted stock, and other equity-based awards. Awards for up to 9,700,000 shares may be granted to employees, directors, and consultants under the 2010 Plan. The options granted under the 2010 Plan may be either qualified or non-qualified options. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant.

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

For the years ended December 31, 2025 and 2024, there were no restricted stock units granted. At December 31, 2025, there were no restricted stock units outstanding.

Stock Options

Stock options are issued to employees, directors, and consultants under the 2006 Plan and the 2010 Plan and have a maximum life of 10 years. For the years ended December 31, 2025 and 2024, no options were exercised. The Company’s stock option activity for the year ended December 31, 2025 is as follows:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2024	12,522,943	$0.58
Granted	1,125,572	$0.13
Expired	(1,634)	$6.90
Outstanding at December 31, 2025	13,646,881	$0.54	6.23	$77
Vested and expected to vest at December 31, 2025	13,592,742	$0.54	6.22	$76
Exercisable at December 31, 2025	12,040,207	$0.59	5.94	$56

Stock-Based Compensation

The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options grants for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.98%	4.36%
Expected stock price volatility	126.78%	108.75%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.32	5.33
Weighted-average grant date fair value	$0.11	$0.06

Total stock-based compensation expense for the years ended December 31, 2025 and 2024 was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Cost of sales	$—	$1
General and administrative	63	350
Selling and marketing	—	3
Research and development	225	112
Total	$288	$466

Unrecognized compensation expense related to stock options at December 31, 2025 was $141 thousand, which is expected to be recognized over a weighted-average period of approximately 0.63 years.

8. Income Taxes

As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company adopted ASU 2023‑09 on a retrospective basis effective for the year ended December 31, 2025. Comparative prior year disclosures have been reported for the year ended December 31, 2024. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements, but resulted in enhanced disclosures related to the income tax rate reconciliation and income taxes paid.

The components of worldwide pre-tax book loss are as follows (in thousands):

	December 31,
	2025	2024
Domestic pre-tax book loss	$(359)	$(154)
Foreign pre-tax book loss	(59)	(55)
Consolidated pre-tax book loss	$(418)	$(209)

The Company accounts for income taxes in accordance with applicable authoritative guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2025, federal net operating loss carryforwards of approximately $20.7 million, which may be applied against future taxable income. At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $20.8 million. The decrease in federal operating loss carryforwards for the year ended December 31, 2025 is approximately $26 thousand, which is the estimated amount of net operating losses that will be used to offset taxable income for 2025. The Australian net operating loss carryforwards as of December 31, 2025 are approximately $626 thousand, which may be carried forward indefinitely. Any federal net operating losses generated prior to 2018 will start to expire beginning in 2026, and net operating losses generated starting in 2018 will carry forward indefinitely until they are used. The state net operating losses will start to expire beginning in 2036.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, R&D credits, and accruals; therefore, no net deferred tax asset has been recognized. Comparative prior year amounts may differ from amounts previously reported due to changes in judgment and/or estimates, including the effects of tax laws enacted after prior year end but applied retroactively.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2025 and December 31, 2024 is as follows (in thousands, except percentages):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent
Statutory federal income tax rate	$(87)	21.0%	$(43)	21.0%
Nontaxable or nondeductible items
Incentive stock option expense	—	0.0%	5	(2.5%)
Penalties	—	0.0%	1	(0.3%)
Other permanent differences	0	(0.1%)	0	(0.1%)
State and local income taxes
State income taxes, net of federal taxes (1)	8	(1.8%)	22	(10.6%)
Change in valuation allowance	(12)	2.8%	(25)	12.1%
State net operating losses	(2)	0.5%	—	0.0%
State IRC 174 conformity	11	(2.7%)	—	0.0%
Foreign tax effects
Australia
Foreign net operating losses	—	0.0%	149	(72.4%)
Other adjustments	(12)	3.0%	(3)	1.6%
Change in valuation allowance	23	(5.6%)	(135)	65.5%
Change in valuation allowance	76	(18.3%)	(141)	68.4%
Other adjustments
Stock options deferred tax asset true-up	—	0.0%	154	(74.8%)
Stock options cancellations and expirations	—	0.0%	22	(10.9%)
IRC 174 expensing - One Big Beautiful Bill Act	221	(53.2%)	—	0.0%
Temporary true-ups and other	(4)	1.0%	(6)	3.0%
Adjustment to net operating losses	(222)	53.4%	—	0.0%
Effective income tax rate	$—	0.0%	$—	0.0%

(1) California's income tax expense makes up a greater than 50% share of the entire tax expense calculated in this category.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2019. The Company follows the provisions of FASB ASC 740-10 – Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return.

At December 31, 2025, 2024, and 2023, the Company's reserve for unrecognized tax benefits is approximately $478 thousand, $478 thousand, and $478 thousand, respectively. Due to the full valuation allowance at December 31, 2025, current adjustments to the unrecognized tax benefits will have no impact on the Company's effective tax rate. The Company does not anticipate any significant change in its unrecognized tax benefits within 12 months of this reporting date. The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the reserve for unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2023	$478
Increase (decrease) related to prior year tax positions	—
Increase (decrease) related to current year tax positions	—
Increase (decrease) related to settlements with taxing authorities	—
Increase (decrease) related to lapse in statute of limitations	—
Balance at December 31, 2024	478
Increase (decrease) related to prior year tax positions	—
Increase (decrease) related to current year tax positions	—
Increase (decrease) related to settlements with taxing authorities	—
Increase (decrease) related to lapse in statute of limitations	—
Balance at December 31, 2025	$478

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

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$5,450	$5,208
Research and development tax credits	922	922
Stock-based compensation	964	903
IRC Section 174 costs	—	233
Intangibles	151	158
Lease liabilities	87	99
Accrued expenses	161	143
Deferred tax assets	7,735	7,666
Less: valuation allowance	(7,645)	(7,557)
Net deferred tax assets	90	109
Deferred tax liabilities:
Right-of-use assets	(76)	(78)
Depreciation	(14)	(31)
Total deferred tax liabilities	(90)	(109)
Net deferred tax assets	$—	$—

The components of income taxes paid (net of refunds) are as follows (in thousands):

December 31,
2025
U.S. Federal taxes	$—
U.S. State and local taxes
California	2
Other state and local jurisdictions	—
Foreign taxes	—
Total income taxes paid	$2

9. Related Party Transactions

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

On December 15, 2021, the Company and S Real Estate Holdings LLC entered into a co-tenant agreement, whereby the Company and S Real Estate Holdings LLC agreed to allocate portions of the base rent and variable charges, including insurance, maintenance costs, taxes, and operating expenses, between the parties. During the term of the Lease, the Company was liable for 40% of all costs incurred in connection with the Lease. In February 2025, the Company amended its co-tenant agreement to re-allocate portions of the base rent and variable charges. Retroactively, as of January 2025, the Company became liable for 75% of all costs incurred in connection with the lease.

Refer to Note 10 – Commitments & Contingencies for further discussion.

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

In September 2024, the Company surrendered its September 2023 Note and entered into a new agreement (“September 2024 Note”), which included repaying $0.2 million in outstanding principal, reducing the principal balance to $2.7 million, increasing the interest rate from 4.5% to 5.5%, and extending the maturity date from September 15, 2024 to September 15, 2025. All other terms of the September 2024 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2024 Note were not substantially different than the terms of the September 2023 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss.

In June 2025, the Company repaid $0.2 million in outstanding principal, reducing the principal balance to $2.5 million. In September 2025, the Company surrendered its September 2024 Note and entered into a new agreement (“September 2025 Note”), which included extending the maturity date from September 15, 2025 to September 15, 2026. All other terms of the September 2025 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2025 Note were not substantially different than the terms of the September 2024 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss.

10. Commitments and Contingencies

Leases

At December 31, 2025, the Company has three operating leases for real estate in California and Maryland:

•
San Diego Headquarters Lease (San Diego, California) – corporate headquarters, including corporate, R&D, and manufacturing operations, with a termination date of December 2026, jointly leased with a related party (refer to Note 9 – Related Party Transactions for further discussion). This lease contains no renewal or term extension options;

•
San Diego Supplemental Office Lease (San Diego, California) – supplemental office space adjacent to the Company’s corporate headquarters with a termination date of December 2026. This lease contains no renewal or term extension options; and
•
Maryland Facility Lease (Frederick, Maryland) – mixed laboratory and administrative space with a termination date of December 2026. The lease contains one renewal option for an additional term through December 2029. The renewal option is not included in the lease term as it is not reasonably certain that the Company will exercise its renewal option.

In October 2021, the Company entered into the San Diego Headquarters Lease, an operating lease for its new corporate headquarters. The lease commenced in November 2021 and expires on December 31, 2026. At commencement, base rent due under the lease was approximately $11 thousand and increases approximately 3.5% per annum over the lease term. The lease is subject to additional variable charges, including insurance, maintenance costs, taxes, and operating expenses. Base rent and additional variable charges are shared between the Company and S Real Estate Holdings LLC, a related party, with base rent for months two through five of the lease term abated by 50%. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of approximately $232 thousand.

In November 2021, the Company entered into the San Diego Supplemental Office Lease, an operating lease for supplemental office space adjacent to its new corporate headquarters with the same landlord. The lease commenced in December 2021 and expires on December 31, 2026, and is not subject to the co-tenant agreement with S Real Estate Holdings, LLC. At commencement, base rent due under the supplemental office lease was approximately $4 thousand per month and increases at a fixed amount per annum over the lease term. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of approximately $247 thousand. In January 2025, the Company agreed to an addition on the San Diego Supplemental Office Lease. Base rent due under the new lease addition was approximately $4 thousand per month. At lease commencement, the Company recognized a right-of-use asset and lease liabilities of approximately $93 thousand.

In March 2025, the Company and St. John Properties, Inc, amended the Maryland Facility Lease to extend the lease expiration for one year from December 31, 2025 to December 31, 2026. As a result of the amended lease agreement, the Company reassessed the lease liability and associated right-of-use-asset. At the lease modification date, the Company recognized a right-of-use asset and lease liabilities of approximately $209 thousand.

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. At December 31, 2025, total right-of-use assets and operating lease liabilities were approximately $344 thousand and $393 thousand, respectively. At December 31, 2025, the Company had no finance leases.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (in thousands, except years and percentages):

	Year Ended December 31,
	2025	2024
Operating lease costs	$368	$278
Short-term lease costs	5	3
Variable lease costs	218	161
Total lease costs	$591	$442
Cash paid for amounts included in measurement of lease liabilities	$411	$349
Weighted-average remaining lease term (years)	1.00	1.50
Weighted-average discount rate	10.34%	12.57%

Maturities of lease liabilities at December 31, 2025 were as follows (in thousands):

Year ending December 31,
2026	$411
Total minimum lease payments	411
Less: imputed interest	(18)
Total future minimum lease payments	393
Less: operating lease liabilities, current	(393)
Operating lease liabilities, net of current portion	$—

11. Segments and Geographic Information

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

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for results of operations, including operating income (loss). Results of operations by market segment were as follows (in thousands):

	Year Ended December 31, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$8,502	$598	$9,100
Operating expenses:
Cost of sales	—	3,844	189	4,033
General and administrative	2,175	868	489	3,532
Selling and marketing	—	724	394	1,118
Research and development	359	289	36	684
Total operating expenses	2,534	5,725	1,108	9,367
(Loss) income from operations	$(2,534)	$2,777	$(510)	$(267)
Other expense, net				(151)
Net loss				$(418)

Additional Segment Information
Interest expense (1)	$(151)	$—	$—	$(151)
Depreciation and amortization	$80	$136	$3	$219
Share-based compensation expense	$198	$46	$44	$288

(1) Includes interest expense and interest expense - related party.

	Year Ended December 31, 2024
	ISCO	LCT	LSC	Total
Product sales	$—	$8,290	$795	$9,085
Operating expenses:
Cost of sales	—	3,450	314	3,764
General and administrative	2,120	855	541	3,516
Selling and marketing	—	712	504	1,216
Research and development	336	283	38	657
Total operating expenses	2,456	5,300	1,397	9,153
(Loss) income from operations	$(2,456)	$2,990	$(602)	$(68)
Other expense, net				(141)
Net loss				$(209)

Additional Segment Information
Interest expense (1)	$(145)	$—	$—	$(145)
Depreciation and amortization	$78	$125	$3	$206
Share-based compensation expense	$295	$99	$72	$466

(1) Includes interest expense and interest expense - related party.

Geographic Information

The Company’s wholly owned subsidiaries are located in Maryland, California, and Victoria, Australia, and have customer and vendor relationships worldwide. The Company’s long-lived assets including property and equipment, net, right-of-use assets, and intangible assets, net are domiciled in the United States. Significant revenues in the following regions are those that are attributable to the individual country within the region to which the product was shipped were as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$7,838	$7,727
Asia	719	890
Europe	448	407
All other regions	95	61
Total	$9,100	$9,085

12. Subsequent Events

In February 2026, the Company repaid $150 thousand in outstanding principal on the September 2025 Note, reducing the principal balance to $2,350 thousand.