Form 10-Q
period 2026-03-31
International Stem Cell CORP
filed 2026-05-14
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2026 and 2025 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

	Signatures	27

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash	$933	$993
Accounts receivable, net	791	723
Inventories	1,773	1,514
Prepaid expenses and other current assets	316	181
Total current assets	3,813	3,411
Non-current inventories	226	229
Property and equipment, net	169	160
Intangible assets, net	633	644
Right-of-use assets	261	344
Deposits and other assets	31	31
Total assets	$5,133	$4,819
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$437	$168
Accrued liabilities	842	428
Operating lease liabilities, current	297	393
Advances	250	250
Related party note payable	3,223	3,340
Total current liabilities	5,049	4,579
Operating lease liabilities, net of current portion	—	—
Total liabilities	5,049	4,579
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at March 31, 2026 and December 31, 2025	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,830 and $9,826 at March 31, 2026 and December 31, 2025, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at March 31, 2026 and December 31, 2025	8	8
Additional paid-in capital	107,094	107,030
Accumulated deficit	(111,323)	(111,103)
Total stockholders' deficit	(4,216)	(4,060)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,133	$4,819

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Product sales	$2,315	$2,129
Operating expenses:
Cost of sales	954	992
General and administrative	1,122	892
Selling and marketing	273	273
Research and development	156	187
Total operating expenses	2,505	2,344
Loss from operations	(190)	(215)
Other income (expense):
Interest expense	(2)	(3)
Interest expense - related party	(33)	(38)
Other income	5	—
Total other expense, net	(30)	(41)
Net loss	(220)	(256)
Net loss per common share, basic and diluted	$(0.03)	$(0.03)
Weighted-average common shares used to compute net loss per share, basic and diluted	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2026
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	—	$4,300	5,254	$5	8,004	$8	$107,030	$(111,103)	$(4,060)
Stock-based compensation	—	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	—	(220)	(220)
Balance at March 31, 2026	—	$4,300	5,254	$5	8,004	$8	$107,094	$(111,323)	$(4,216)

	Three Months Ended March 31, 2025
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	—	$4,300	5,254	$5	8,004	$8	$106,742	$(110,685)	$(3,930)
Stock-based compensation	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	(256)	(256)
Balance at March 31, 2025	—	$4,300	5,254	$5	8,004	$8	$106,842	$(110,941)	$(4,086)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(220)	$(256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	64	100
Depreciation and amortization	34	55
Non-cash operating lease expense	83	67
Interest expense on related party note payable	33	37
Change in inventory reserve	8	73
Changes in operating assets and liabilities:
Accounts receivable	(68)	207
Inventories	(264)	(170)
Prepaid expenses and other current assets	(135)	(154)
Accounts payable	269	271
Accrued liabilities	413	81
Operating lease liabilities	(96)	(84)
Net cash provided by operating activities	121	227
Cash flows from investing activities
Purchases of property and equipment	(23)	(5)
Payments for patent licenses	(8)	—
Net cash used in investing activities	(31)	(5)
Cash flows from financing activities
Payments on related party note payable	(150)	—
Net cash used in financing activities	(150)	—
Net (decrease) increase in cash	(60)	222
Cash, beginning of period	993	1,230
Cash, end of period	$933	$1,452
Supplemental disclosure of non-cash operating activities:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$—	$302
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$3

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2026.

Going Concern

The Company had an accumulated deficit of approximately $111.3 million as of March 31, 2026. The Company has historically incurred net losses on an annual basis and does not generate sufficient cash flow from operating activities to fund operations and meet obligations on a timely basis. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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
•
the extent to which third-party interest in the Company’s research and commercial products can be realized through effective partnerships;
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

Accounts Receivable, net

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions, and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of March 31, 2026 and December 31, 2025, the Company’s allowance for credit losses was immaterial.

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

The following table presents the Company's revenue disaggregated by segment, product, and geography (in thousands, except percentages):

LCT:

	Three Months Ended March 31, 2026
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,180	$139	$1,319	61%
Cells	769	82	851	39%
Total	$1,949	$221	$2,170	100%

	Three Months Ended March 31, 2025
			Total	% of Total
	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,126	$158	$1,284	64%
Cells	652	59	711	36%
Total	$1,778	$217	$1,995	100%

LSC:

	Three Months Ended March 31,
	2026	2025
Skin care products	$145	$134

Contract terms for the unit price, quantity, shipping, and payment are governed by sales agreements, invoices, or online order forms, which the Company considers to be a customer's contract in all cases. The unit price is considered the observable stand-alone selling price for the performance obligation(s) within the arrangements. Any promotional or volume sales discounts are applied evenly to the units sold for purposes of calculating standalone selling price.

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of March 31, 2026 and 2025, the Company recorded no allowance for sales returns.

Cost of Sales

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products as well as related direct materials, shipping costs, general laboratory supplies, and an allocation of overhead.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards ("IAS") 20 – Accounting for Government Grants and Disclosure of Government Assistance to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the three months ended March 31, 2026 and 2025, there were no tax credits provided.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury and two-class or “if-converted” method. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. Potentially dilutive common stock equivalents are comprised of stock options and convertible preferred stock. For the three months ended March 31, 2026 and 2025, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company was in a net loss position.

For the three months ended March 31, 2026 and 2025, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Employee stock options	13,629,059	12,522,780
Redeemable convertible preferred stock	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	5,061,687
Total	21,147,889	20,041,610

Customer Concentrations

For the three months ended March 31, 2026 and 2025, one customer accounted for approximately 57% and 56% of consolidated product sales, respectively, and approximately 61% and 59%, respectively, of biomedical product sales. As of March 31, 2026 and December 31, 2025, the same customer accounted for approximately 58% and 53% of accounts receivable, net, respectively.

For the three months ended March 31, 2026 and 2025, no other single customer accounted for more than 10% of revenues in any segment. No other single customer accounted for more than 10% of accounts receivable, net as of March 31, 2026. At December 31, 2025, two customers of LCT (inclusive of the aforementioned customer) individually accounted for more than 10% of accounts receivable, net and in the aggregate accounted for 64% of accounts receivable, net.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires disclosure of disaggregated information about any relevant expense captions presented on the face of the consolidated statement of operations, including the following required natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (“DD&A”) recognized as part of oil- and gas-producing activities or other depletion expenses, as well as certain other expenses, when applicable. The new standard will be effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

2. Inventories

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$686	$612
Work in process	717	626
Finished goods	1,385	1,286
	2,788	2,524
Less: allowance for inventory excess and obsolescence	(789)	(781)
Total inventories	$1,999	$1,743

Inventories	$1,773	$1,514
Non-current inventories	226	229
Total inventories	$1,999	$1,743

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$245	$120
Australian research and development tax credit	$52	$52
Other current assets	19	9
Total prepaid expenses and other current assets	$316	$181

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Machinery and equipment	$1,686	$1,676
Computer equipment and software	225	223
Office equipment	68	68
Leasehold improvements	644	635
Construction in progress	12	12
	2,635	2,614
Less: accumulated depreciation and amortization	(2,466)	(2,454)
Property and equipment, net	$169	$160

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $15 thousand and $35 thousand, respectively. During the three months ended March 31, 2026 and 2025, the Company had immaterial disposals of fully depreciated property and equipment.

5. Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Patents	$1,242	$1,234
Less: accumulated amortization	(684)	(665)
	558	569
Indefinite life logos and trademarks	75	75
Intangible assets, net	$633	$644

Amortization expense for the three months ended March 31, 2026 and 2025 was $19 thousand and $20 thousand, respectively.

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of March 31, 2026 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$520	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,830	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2025 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$516	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,826	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of March 31, 2026, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in 2012, this does not have an ongoing impact. No dividends have been declared during the three months ended March 31, 2026.

Liquidation

Liquidation preference among classes of preferred shares is first with Series D with priority followed by Series G, Series B, and Series I-2 on the proceeds from any sale or liquidation of the Company in an amount equal to the purchase price of shares plus (in the case of the Series B) an amount equal to 1% of the Series B original issue price for every two calendar months from February 1, 2008. Following the satisfaction of the liquidation preferences, all shares of common stock participate in any remaining distribution.

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

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of March 31, 2026:

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

Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

For the three months ended March 31, 2026, there were no restricted stock units granted. As of March 31, 2026, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors, and consultants under the 2010 Plan, for the three months ended March 31, 2026 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2025	13,646,881	$0.54
Expired	(200,500)	$3.75
Outstanding at March 31, 2026	13,446,381	$0.49	6.07	$283
Vested and expected to vest at March 31, 2026	13,422,607	$0.49	6.07	$282
Exercisable at March 31, 2026	12,439,433	$0.52	5.91	$238

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$53	$74
Research and development	11	26
Total	$64	$100

Unrecognized compensation expense related to stock options as of March 31, 2026 was $80 thousand, which is expected to be recognized over a weighted-average period of 0.42 years.

Common Stock Reserved for Future Issuance

As of March 31, 2026, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	13,446,381
Common stock available for issuance under the 2010 Plan	16,385,943
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,154

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

In September 2024, the Company surrendered its September 2023 Note and entered into a new agreement (“September 2024 Note”), which included repaying $0.2 million in outstanding principal, reducing the principal balance to $2.7 million, increasing the interest rate from 4.5% to 5.5%, and extending the maturity date from September 15, 2024 to September 15, 2025 . All other terms of the September 2024 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2024 Note were not substantially different than the terms of the September 2023 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss.

In June 2025, the Company repaid $0.2 million in outstanding principal, reducing the principal balance to $2.5 million. In September 2025, the Company surrendered its September 2024 Note and entered into a new agreement (“September 2025 Note”), which included extending the maturity date from September 15, 2025 to September 15, 2026. All other terms of the September 2025 Note are the same as the previously outstanding note and there were no debt issuance fees associated with this issuance. Pursuant to ASC 470-60, the amendment did not qualify as a troubled debt restructuring as the creditor did not grant a concession. As the terms of the September 2025 Note were not substantially different than the terms of the September 2024 Note, the amendment was accounted for as a debt modification. The repayment of principal was accounted for as a partial extinguishment of debt, which did not result in an extinguishment gain or loss. In February 2026, the Company repaid an additional $0.15 million in outstanding principal on the September 2025 Note, reducing the principal balance to $2.35 million.

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
•
San Diego Supplemental Office Lease (San Diego, California) – supplemental office space adjacent to the Company’s corporate headquarters with a termination date of December 2026. This lease contains no renewal or term extension options; and

•
Maryland Facility Lease (Frederick, Maryland) – mixed laboratory and administrative space with a term date of December 2026. This lease contains no renewal or term extension options.

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three months ended March 31, 2026 and 2025 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2026 and 2025, lease expense totaled $93 thousand and $86 thousand, respectively. As of March 31, 2026 and December 31, 2025, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2026 (remaining nine months)	$307
Total minimum lease payments	307
Less: imputed interest	(10)
Total future minimum lease payments	297
Less: operating lease liabilities, current	(297)
Operating lease liabilities, net of current portion	$—

9. Segments

The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LTC”); and anti-aging market (“LSC”).

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three months ended March 31, 2026 and 2025 by reporting segment were as follows (in thousands):

	Three Months Ended March 31, 2026
	ISCO	LCT	LSC	Total
Product sales	$—	$2,170	$145	$2,315
Operating expenses:
Cost of sales	—	914	40	954
General and administrative	602	410	110	1,122
Selling and marketing	—	180	93	273
Research and development	75	76	5	156
Total operating expenses	677	1,580	248	2,505
(Loss) income from operations	$(677)	$590	$(103)	$(190)
Total other expense, net				(30)
Net loss				$(220)

Additional Segment Information
Interest expense (1)	$(35)	$—	$—	$(35)
Depreciation and amortization	$20	$13	$1	$34
Share-based compensation expense	$48	$10	$6	$64

(1) Includes interest expense and interest expense - related party.

	Three Months Ended March 31, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$1,995	$134	$2,129
Operating expenses:
Cost of sales	—	881	111	992
General and administrative	554	212	126	892
Selling and marketing	—	176	97	273
Research and development	118	61	8	187
Total operating expenses	672	1,330	342	2,344
(Loss) income from operations	$(672)	$665	$(208)	$(215)
Total other expense, net				(41)
Net loss				$(256)

Additional Segment Information
Interest expense (1)	$(41)	$—	$—	$(41)
Depreciation and amortization	$20	$34	$1	$55
Share-based compensation expense	$62	$15	$23	$100

(1) Includes interest expense and interest expense - related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”). The discussion contains forward-looking statements, such as our plans, expectations and intentions (including those related to clinical trials and business and expense trends), that are based upon current expectations and that involve risks and uncertainties. Our actual results may differ significantly from management’s expectations. The factors that could affect these forward-looking statements are discussed in the Risk Factors included in our Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any expectations expressed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best assessment by our management.

Business Overview

We are a clinical stage biotechnology company focused on therapeutic product development with two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.3 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. We currently have no revenue generated from our principal operations in therapeutic product development.

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

PD: Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013, we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells, which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014, we completed the majority of the preclinical research, establishing the safety profile of NSC in various animal species, including non-human primates. In June 2016, we published the results of a 12-month preclinical non-human primate study, which demonstrated the safety, efficacy and mechanism of action of the ISC- hpNSC®. In 2017, we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells.

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

TBI: In October 2016, we announced the results of the preclinical rodent study, evaluating the use of ISC-hpNSC® transplantation for the treatment of TBI. The study was conducted at the University of South Florida Morsani College of Medicine. We demonstrated that animals receiving injections of ISC-hpNSC® displayed the highest levels of improvements in cognitive performance and motor coordination compared to vehicle control treated animals. In February 2019, we published the results of the preclinical study in Theranostics, a prestigious peer-reviewed medical journal. The publication titled, “Human parthenogenetic neural stem cell grafts promote multiple regenerative processes in a traumatic brain injury model,” demonstrated that the clinical-grade neural stem cells used in our Parkinson’s disease clinical trial, ISC-hpNSC®, significantly improved TBI-associated motor, neurological, and cognitive deficits without any safety issues.

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures and sells skin care products based on two core technologies: encapsulated peptides derived from hpSC and specially discovered small molecules. LSC’s products include:

•
Lifeline ProPlus Advanced Defense Complex
•
Lifeline ProPlus Advanced Recovery Complex
•
Lifeline ProPlus Eye Firming Complex
•
Lifeline ProPlus Neck Firming Complex
•
Lifeline ProPlus Advanced Aquoues Treatment
•
Lifeline ProPlus Collagen Booster (Advanced Molecular Serum)
•
Lifeline ProPlus Elastin Booster
•
Lifeline ProPlus Brightening Toner

LSC’s products are regulated as cosmetics. LSC’s products are sold domestically through a branded website and ecommerce partners.

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures and commercializes approximately 200 human cell culture products, including human primary cells and media, which are needed to grow, maintain, and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product sales	$2,315	$2,129	$186	9%
Cost of sales	954	992	(38)	-4%
Profit margin	1,361	1,137	224	20%
As a % of revenues	59%	53%
General and administrative	1,122	892	230	26%
Selling and marketing	273	273	—	0%
Research and development	156	187	(31)	-17%
Other expense, net	(30)	(41)	11	-27%
Net loss	$(220)	$(256)	$36	-14%
As a % of revenues	-10%	-12%

Product sales, net

Product sales for the three months ended March 31, 2026 were $2,315 thousand compared to $2,129 thousand for the three months ended March 31, 2025. The increase of $186 thousand, or 9%, was as a result of an increase in product sales from our biomedical market segment, including an increase of $140 thousand from our cells and other product sales combined with an increase in media product sales of $35 thousand. The net increase in product sales from our biomedical market segment is augmented by an increase in product sales from our skin care product line of approximately $11 thousand.

Cost of sales

Cost of sales for the three months ended March 31, 2026 were $954 thousand, compared to $992 thousand for the three months ended March 31, 2025. The decrease of $38 thousand, or 4%, was as a result of approximately $70 thousand decrease in net cost of goods from our skin care product line as a result of approximately $65 thousand in expired inventory write-offs in the prior period. This decrease was partially offset by a net increase of approximately $33 thousand in cost of goods sold due to an overall increase in product sales from our biomedical market segment.

Profit margins as a percentage of revenue was 59% versus 53% for the three months ended March 31, 2026 and 2025, respectively. The increase in margins was as a result of approximately 2% increase from our biomedical market segment driven by a slight change in the sales mix generating higher margins. The remainder of this increase was generated from our skin care market segment which had fewer write-offs in comparison to the prior period.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 were $1,122 thousand, compared to $892 thousand for the three months ended March 31, 2025. The increase of $230 thousand, or 26%, was primarily attributable to an increase in legal and consulting fees of approximately $225 thousand related to various business and strategic projects combined with approximately $19 thousand increase in audit and accounting fees. These increases were partially offset by a net $5 thousand decrease in D&O and liability insurance and approximately $8 thousand decrease in filing fees.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2026 were $273 thousand, compared to $273 thousand for the three months ended March 31, 2025. While there was no net change, there was increased employee related charges offset by decreased outside services and consulting expenses.

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

Research and development expenses

Research and development expenses for the three months ended March 31, 2026 were $156 thousand, compared to $187 thousand for the three months ended March 31, 2025. The decrease of $31 thousand, or 17%, was primarily as a result of a decrease of approximately $4 thousand in personnel related costs and approximately $32 thousand in consulting fees related to the decision to reduce to only one consultant, which were partially offset by an increase of approximately $3 thousand in materials and supplies and lab expenses.

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

Other expense, net

Other expense, net for the three months ended March 31, 2026 and 2025 was $30 thousand and $41 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. This decrease was as a result of paydowns on the principal balance of the note of approximately $350 thousand during 2025 and the first quarter of 2026.

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

As of March 31, 2026, we had an accumulated deficit of approximately $111.3 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $220 thousand and $256 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had cash of approximately $0.9 million, compared to $1.0 million as of December 31, 2025. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$121	$227
Net cash used in investing activities	(31)	(5)
Net cash used in financing activities	(150)	—
Net (decrease) increase in cash	$(60)	$222

Operating Cash Flows

For the three months ended March 31, 2026, net cash provided by operating activities was $121 thousand, resulting primarily from our net loss of $220 thousand and net changes in operating assets and liabilities of $119 thousand, consisting of increases in accounts receivable of $68 thousand, inventories of $264 thousand, prepaid expenses and other current assets of $135 thousand, and a decrease in operating lease liabilities of $96 thousand, resulting in decreased operating cash flows. These increases were offset by an increase in accounts payable of $269 thousand and accrued liabilities of $413 thousand, resulting in increased operating cash flows. In addition, there was a $222 thousand increase pertaining to non-cash adjustments consisting of recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, changes in inventory reserve, and interest expense on our related party note payable.

For the three months ended March 31, 2025, net cash provided by operating activities was $227 thousand, attributable to our net loss of $256 thousand and net changes in operating assets and liabilities of $151 thousand, combined with net recurring non-cash adjustments of $332 thousand.

Investing Cash Flows

Net cash used in investing activities for the three months ended March 31, 2026 was $31 thousand, compared to $5 thousand for the three months ended March 31, 2025. The increase was attributable to purchases of property and equipment and payments for patent licenses during the current period.

Financing Cash Flows

Net cash used in financing activities for the three months ended March 31, 2026 was $150 thousand, compared to no outflows for the three months ended March 31, 2025. This increase was attributable to $150 thousand paydown on the principal balance of our related party note payable. Refer to Note 7 – Related Party Transactions for further discussion.

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
•
the extent to which third party interest in our research and commercial products can be realized through effective partnerships;
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

We currently have no revenue generated from our principal operations in therapeutic product development through research and development efforts. There can be no assurance that we will be successful in maintaining our normal operating cash flow and obtaining additional funds and that the timing of our capital raising or future financing will result in cash flow sufficient to sustain our operations at least through one year after the issuance date.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statement, and the reported amounts of revenues, costs, and expenses during the reporting periods.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2026 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at March 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Dated: May 14, 2026
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)