Form 10-Q
period 2026-06-30
International Stem Cell CORP
filed 2026-08-13
CIK 1355790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, the Registrant had 8,004,389 shares of Common Stock outstanding.

International Stem Cell Corporation and Subsidiaries

Form 10-Q

Table of Contents

		Page Numbers
PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2026 and 2025 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

	Signatures	34

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$1,089	$993
Accounts receivable, net	959	723
Inventories	1,685	1,514
Prepaid expenses and other current assets	187	181
Total current assets	3,920	3,411
Non-current inventories	256	229
Property and equipment, net	159	160
Intangible assets, net	515	644
Right-of-use assets	175	344
Deposits and other assets	31	31
Total assets	$5,056	$4,819
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$310	$168
Accrued liabilities	969	428
Operating lease liabilities, current	199	393
Advances	250	250
Related party note payable	3,256	3,340
Total current liabilities	4,984	4,579
Operating lease liabilities, net of current portion	—	—
Total liabilities	4,984	4,579
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.001 par value; 50 shares authorized; 43 shares issued and outstanding; liquidation preference of $4,300 at June 30, 2026 and December 31, 2025	4,300	4,300
Stockholders' Deficit:
Non-redeemable convertible preferred stock, $0.001 par value; 10,004,310 and 10,004,310 shares authorized; 5,254,310 and 5,254,310 shares issued and outstanding; liquidation preference of $9,834 and $9,826 at June 30, 2026 and December 31, 2025, respectively	5	5
Common stock, $0.001 par value; 120,000,000 shares authorized; 8,004,389 shares issued and outstanding at June 30, 2026 and December 31, 2025	8	8
Additional paid-in capital	107,153	107,030
Accumulated deficit	(111,394)	(111,103)
Total stockholders' deficit	(4,228)	(4,060)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,056	$4,819

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales	$2,675	$2,447	$4,990	$4,576
Operating expenses:
Cost of sales	1,217	927	2,171	1,919
General and administrative	1,062	905	2,184	1,797
Selling and marketing	276	286	549	559
Research and development	155	162	311	349
Total operating expenses	2,710	2,280	5,215	4,624
Income (loss) from operations	(35)	167	(225)	(48)
Other income (expense):
Interest expense	(1)	(2)	(3)	(5)
Interest expense - related party	(33)	(36)	(66)	(74)
Other (expense) income	(2)	—	3	—
Total other expense, net	(36)	(38)	(66)	(79)
Net income (loss)	(71)	129	(291)	(127)
Undistributed earnings allocated to participating securities	—	(62)	—	—
Net income (loss) allocable to common stockholders	$(71)	$67	$(291)	$(127)
Net income (loss) per common share, basic and diluted	$(0.01)	$0.01	$(0.04)	$(0.02)
Weighted-average common shares used to compute net income (loss) per share, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Convertible

Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Three and Six Months Ended June 30, 2026
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	—	$4,300	5,254	$5	8,004	$8	$107,030	$(111,103)	$(4,060)
Stock-based compensation	—	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	—	(220)	(220)
Balance at March 31, 2026	—	$4,300	5,254	$5	8,004	$8	$107,094	$(111,323)	$(4,216)
Stock-based compensation	—	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	—	(71)	(71)
Balance at June 30, 2026	—	$4,300	5,254	$5	8,004	$8	$107,153	$(111,394)	$(4,228)

	Three and Six Months Ended June 30, 2025
	Series D Redeemable		Non-redeemable
	Convertible		Convertible		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	—	$4,300	5,254	$5	8,004	$8	$106,742	$(110,685)	$(3,930)
Stock-based compensation	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	(256)	(256)
Balance at March 31, 2025	—	$4,300	5,254	$5	8,004	$8	$106,842	$(110,941)	$(4,086)
Stock-based compensation	—	—	—	—	—	—	61	—	61
Net income	—	—	—	—	—	—	—	129	129
Balance at June 30, 2025	—	$4,300	5,254	$5	8,004	$8	$106,903	$(110,812)	$(3,896)

See accompanying notes to the unaudited condensed consolidated financial statements.

International Stem Cell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(291)	$(127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	123	161
Depreciation and amortization	61	109
Non-cash operating lease expense	169	150
Interest expense on related party note payable	66	75
Change in inventory reserve	23	55
Impairment of intangible assets	111	—
Changes in operating assets and liabilities:
Accounts receivable	(236)	(43)
Inventories	(221)	(470)
Prepaid expenses and other current assets	(6)	(146)
Accounts payable	142	211
Accrued liabilities	541	124
Operating lease liabilities	(194)	(172)
Net cash provided by (used in) operating activities	288	(73)
Cash flows from investing activities
Purchases of property and equipment	(30)	(37)
Payments for patent licenses	(12)	—
Net cash used in investing activities	(42)	(37)
Cash flows from financing activities
Payments on related party note payable	(150)	(200)
Net cash used in financing activities	(150)	(200)
Net increase (decrease) in cash	96	(310)
Cash, beginning of period	993	1,230
Cash, end of period	$1,089	$920
Supplemental disclosure of non-cash operating activities:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$—	$302
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$5

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2026.

Going Concern

The Company had an accumulated deficit of approximately $111.4 million as of June 30, 2026. The Company has historically incurred net losses on an annual basis and does not generate sufficient cash flow from operating activities to fund operations and meet obligations on a timely basis. The Company has generated no revenue from its therapeutic product candidates. Unless the Company obtains additional financing or extends the maturity on its existing financing, the Company does not have sufficient cash on hand to sustain operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Segments

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by each reportable segment’s statement of operations. The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LCT”); and anti-aging market (“LSC”).

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

Accounts Receivable, net

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. Accounts receivable primarily consist of trade accounts receivable from the sales of LCT’s products, as well as LSC trade receivable amounts related to spa and distributor sales. The Company considers receivables past due based on the contractual payment terms. The Company measures expected credit losses for financial instruments at each reporting date based on historical experience, current conditions, and reasonable forecasts. The allowance for credit losses represents the Company’s estimate of expected credit losses relating to these factors. Amounts are written off against the allowance for credit losses when the Company determines that a customer account is uncollectible. As of June 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was immaterial.

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

The following table presents the Company's revenue disaggregated by segment, product, and geography (in thousands, except percentages):

LCT:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,798	$158	$1,956	77%	$2,978	$297	$3,275	70%
Cells	426	142	568	23%	1,195	224	1,419	30%
Total	$2,224	$300	$2,524	100%	$4,173	$521	$4,694	100%

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
			Total	% of Total			Total	% of Total
	Domestic	International	Revenues	Revenues	Domestic	International	Revenues	Revenues
Biomedical products
Media	$1,405	$141	$1,546	67%	$2,531	$299	$2,830	66%
Cells	530	227	757	33%	1,182	286	1,468	34%
Total	$1,935	$368	$2,303	100%	$3,713	$585	$4,298	100%

LSC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Skin care products	$151	$144	$296	$278

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

Allowance for Sales Returns

The Company’s anti-aging products have a 30-day product return guarantee; however, the Company determined that there is a low probability that returns will occur based on its historical rate of returns. Historically, returns have not been significant and are recognized as a reduction to current period revenue. As of June 30, 2026 and 2025, the Company recorded no allowance for sales returns.

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

The refundable tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The Company uses the grant accounting model by analogy to International Accounting Standards ("IAS") 20 – Accounting for Government Grants and Disclosure of Government Assistance to account for the refundable tax credit from the Australian government. The Company recognizes the research and development tax credit as a reduction to research and development expense when there is reasonable assurance that the tax credit will be received, the relevant expenses have been incurred, and the amount can be reliably measured. During the three and six months ended June 30, 2026 and 2025, the Company recognized a reduction in qualified research and development expenses of $0 thousand and $52 thousand, respectively.

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

The following table details the composition of basic and diluted income (loss) per common share as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$(71)	$129	$(291)	$(127)
Less: undistributed earnings allocated to participating securities	—	(62)	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$(71)	$67	$(291)	$(127)

Weighted-average number of common shares outstanding, basic and diluted	8,004,389	8,004,389	8,004,389	8,004,389

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.01)	$0.01	$(0.04)	$(0.02)

For the three and six months ended June 30, 2026 and 2025, the following common stock options and convertible preferred stock were not included in the diluted net loss per share calculation because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock options	13,411,253	12,695,374	13,519,554	12,609,554
Redeemable convertible preferred stock	2,457,143	2,457,143	2,457,143	2,457,143
Non-redeemable convertible preferred stock	5,061,687	5,061,687	5,061,687	5,061,687
Total	20,930,083	20,214,204	21,038,384	20,128,384

Customer Concentrations

For the three months ended June 30, 2026 and 2025, one customer accounted for approximately 61% and 52% of consolidated product sales, respectively, and approximately 65% and 55%, respectively, of biomedical product sales. For the six months ended June 30, 2026 and 2025, one customer accounted for approximately 59% and 54% of consolidated product sales, respectively, and approximately 63% and 57%, respectively, of biomedical product sales. As of June 30, 2026 and December 31, 2025, the same customer accounted for approximately 64% and 53% of accounts receivable, net, respectively.

For the three and six months ended June 30, 2026 and 2025, no other single customer accounted for more than 10% of revenues in any segment. No other single customer accounted for more than 10% of accounts receivable, net as of June 30, 2026. At December 31, 2025 two customers of LCT (inclusive of the aforementioned customer) individually accounted for more than 10% of accounts receivable, net and in the aggregate accounted for 64% of accounts receivable, net.

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

2. Inventories

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$639	$612
Work in process	825	626
Finished goods	1,281	1,286
	2,745	2,524
Less: allowance for inventory excess and obsolescence	(804)	(781)
Total inventories	$1,941	$1,743

Inventories	$1,685	$1,514
Non-current inventories	256	229
Total inventories	$1,941	$1,743

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$180	$120
Australian research and development tax credit	—	52
Other current assets	7	9
Total prepaid expenses and other current assets	$187	$181

4. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Machinery and equipment	$1,574	$1,676
Computer equipment and software	221	223
Office equipment	67	68
Leasehold improvements	650	635
Construction in progress	12	12
	2,524	2,614
Less: accumulated depreciation and amortization	(2,365)	(2,454)
Property and equipment, net	$159	$160

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $16 thousand and $34 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $31 thousand and $69 thousand, respectively. During the three and six months ended June 30, 2026, the Company had $120 thousand in disposals of fully depreciated property and equipment. During the three and six months ended June 30, 2025, the Company had immaterial disposals of fully depreciated property and equipment.

5. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Patents	$949	$1,234
Less: accumulated amortization	(509)	(665)
	440	569
Indefinite life logos and trademarks	75	75
Intangible assets, net	$515	$644

Amortization expense for the three months ended June 30, 2026 and 2025 was $11 thousand and $20 thousand, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $30 thousand and $40 thousand, respectively. During the three and six months ended June 30, 2026, the Company abandoned and fully impaired certain patents that the Company concluded it would no longer defend or incur additional costs to maintain. Impairment charges for the three and six months ended June 30, 2026 and 2025 was $111 and $0, respectively

6. Convertible Preferred Stock and Stockholders’ Deficit

Convertible Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 50 shares of Series D redeemable convertible preferred stock and 10,004,310 shares of Series B, Series G, and Series I-2 non-redeemable convertible preferred stock.

Non-Redeemable Convertible Preferred Stock

The Company’s Series B, Series G, and Series I-2 non-redeemable convertible preferred stock has been classified as equity on the accompanying condensed consolidated balance sheets.

The authorized, issued, and outstanding shares of non-redeemable convertible preferred stock as of June 30, 2026 consist of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$524	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,834	$5

The authorized, issued and outstanding shares of non-redeemable convertible preferred stock as of December 31, 2025 consisted of the following:

		Shares
	Shares	Issued and	Liquidation	Carrying
	Authorized	Outstanding	Preference	Value
			(in thousands)
Series B	5,000,000	250,000	$516	$—
Series G	5,000,000	5,000,000	5,000	5
Series I-2	4,310	4,310	4,310	—
Total	10,004,310	5,254,310	$9,826	$5

Series D Preferred Stock Redemption

The Company’s Series D redeemable convertible preferred stock contains a contingent redemption feature that is not solely within the Company’s control. Accordingly, the Series D redeemable convertible preferred stock is classified in temporary equity (outside of permanent equity) on the accompanying condensed consolidated balance sheets. As of June 30, 2026, Management concluded the contingency is not probable of being resolved. The Company will continue to monitor the probability of the contingency event at each reporting date.

Dividends

Holders of the Company’s convertible preferred stock are entitled to participating dividends with common stock when and if declared by the Company’s Board of Directors. The Series D and G convertible preferred stock previously had rights to cumulative dividends in liquidation whether declared or not declared. Since the holders waived the rights to such dividends in 2012, this does not have an ongoing impact. No dividends have been declared during the six months ended June 30, 2026.

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

Conversion

The shares of convertible preferred stock are convertible into shares of common stock at any time, at the option of the holder. The conversion rates of the Series B, Series D, and Series I-2 are subject to anti-dilution adjustments whereby, subject to specified exceptions, if the Company issues equity securities or securities convertible into equity at a price below the applicable conversion price of the Series B, Series D, and Series I-2, the conversion price of each such series shall be adjusted downward to equal the price of the new securities. The conversion rate of the Series G is subject to a weighted-average adjustment in the event of the issuance of additional shares of common stock below the conversion price, subject to specified exceptions. The conversion price of the Series I-2 is also subject to certain resets as set forth in the Certificates of Designation, including a reverse stock split.

The following table summarizes the conversion ratio of shares of common stock into which each share of convertible preferred stock can be converted as of June 30, 2026:

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

Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.

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

For the three and six months ended June 30, 2026, there were no restricted stock units granted. As of June 30, 2026, there were no restricted stock units outstanding.

Stock Options

The Company's stock option activity, involving stock options issued to employees, directors, and consultants under the 2010 Plan, for the six months ended June 30, 2026 is summarized below:

			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Outstanding	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2025	13,646,881	$0.54
Granted	425,168	$0.18
Expired	(460,500)	$2.93
Outstanding at June 30, 2026	13,611,549	$0.45	6.07	$389
Vested and expected to vest at June 30, 2026	13,587,493	$0.45	6.06	$388
Exercisable at June 30, 2026	12,839,159	$0.46	5.90	$363

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three and Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.16%	3.98%
Expected stock price volatility	118.79%	126.78%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.34	5.32
Weighted-average grant date fair value	$0.14	$0.11

Total stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$49	$46	$102	$120
Research and development	10	15	21	41
Total	$59	$61	$123	$161

Unrecognized compensation expense related to stock options as of June 30, 2026 was $81 thousand, which is expected to be recognized over a weighted-average period of 0.75 years.

Common Stock Reserved for Future Issuance

As of June 30, 2026, the Company had shares of common stock reserved for future issuance as follows:

Options outstanding	13,611,549
Common stock available for issuance under the 2010 Plan	16,220,775
Redeemable convertible preferred stock	2,457,143
Non-redeemable convertible preferred stock	5,061,687
Total	37,351,154

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

The Company’s operating leases for real estate are subject to additional variable charges for common area maintenance and other variable costs. Variable costs for the three and six months ended June 30, 2026 and 2025 were immaterial. All operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended June 30, 2026 and 2025, lease expense totaled $93 thousand and $93 thousand, respectively. For the six months ended June 30, 2026 and 2025, lease expense totaled $186 thousand and $179 thousand, respectively. As of June 30, 2026 and December 31, 2025, the Company had no finance leases.

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,
2026 (remaining six months)	$203
Total minimum lease payments	203
Less: imputed interest	(4)
Total future minimum lease payments	199
Less: operating lease liabilities, current	(199)
Operating lease liabilities, net of current portion	$—

9. Segments

The Company operates the business on the basis of three reporting segments: therapeutic market (“ISCO”); biomedical market (“LCT”); and anti-aging market (“LSC”).

The Company does not measure the performance of its segments on any asset-based metrics. Therefore, segment information is presented only for the results of operations. Results of operations for the three and six months ended June 30, 2026 and 2025 by reporting segment were as follows (in thousands):

	Three Months Ended June 30, 2026
	ISCO	LCT	LSC	Total
Product sales	$—	$2,524	$151	$2,675
Operating expenses:
Cost of sales	—	1,186	31	1,217
General and administrative	602	350	110	1,062
Selling and marketing	—	182	94	276
Research and development	77	71	7	155
Total operating expenses	679	1,789	242	2,710
(Loss) income from operations	$(679)	$735	$(91)	$(35)
Total other expense, net				(36)
Net loss				$(71)

Additional Segment Information
Interest expense (1)	$(34)	$—	$—	$(34)
Depreciation and amortization	$15	$12	$1	$28
Share-based compensation expense	$45	$7	$7	$59

(1) Includes interest expense and interest expense - related party.

	Three Months Ended June 30, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$2,303	$144	$2,447
Operating expenses:
Cost of sales	—	928	(1)	927
General and administrative	567	213	125	905
Selling and marketing	—	188	98	286
Research and development	77	74	11	162
Total operating expenses	644	1,403	233	2,280
(Loss) income from operations	$(644)	$900	$(89)	$167
Total other expense, net				(38)
Net income				$129

Additional Segment Information
Interest expense (1)	$(38)	$—	$—	$(38)
Depreciation and amortization	$19	$35	$—	$54
Share-based compensation expense	$40	$12	$9	$61

(1) Includes interest expense and interest expense - related party.

	Six Months Ended June 30, 2026
	ISCO	LCT	LSC	Total
Product sales	$—	$4,694	$296	$4,990
Operating expenses:
Cost of sales	—	2,100	71	2,171
General and administrative	1,204	760	220	2,184
Selling and marketing	—	362	187	549
Research and development	152	147	12	311
Total operating expenses	1,356	3,369	490	5,215
(Loss) income from operations	$(1,356)	$1,325	$(194)	$(225)
Total other expense, net				(66)
Net loss				$(291)

Additional Segment Information
Interest expense (1)	$(69)	$—	$—	$(69)
Depreciation and amortization	$35	$25	$1	$61
Share-based compensation expense	$93	$18	$12	$123

(1) Includes interest expense and interest expense - related party.

	Six Months Ended June 30, 2025
	ISCO	LCT	LSC	Total
Product sales	$—	$4,298	$278	$4,576
Operating expenses:
Cost of sales	—	1,809	110	1,919
General and administrative	1,121	425	251	1,797
Selling and marketing	—	364	195	559
Research and development	195	135	19	349
Total operating expenses	1,316	2,733	575	4,624
(Loss) income from operations	$(1,316)	$1,565	$(297)	$(48)
Total other expense, net				(79)
Net loss				$(127)

Additional Segment Information
Interest expense (1)	$(79)	$—	$—	$(79)
Depreciation and amortization	$39	$69	$1	$109
Share-based compensation expense	$102	$27	$32	$161

(1) Includes interest expense and interest expense - related party.

10. Subsequent Events

On July 10, 2026, the Company entered into a Membership Interest Purchase Agreement (the "MIPA") with American Type Culture Collection, Inc. ("ATCC"), pursuant to which the Company agreed to sell 100% of the membership interests of Lifeline Cell Technology, LLC ("LCT"), its subsidiary engaged in the development, manufacture, and sale of biological materials and reagents for scientific research, to ATCC (the "Transaction").

The aggregate purchase price is $25.0 million, subject to adjustment for estimated net working capital, closing date cash and closing date indebtedness. At closing, ATCC will pay the adjusted purchase price in cash, less a $2.6 million escrow deposit, subject to a post-closing true-up process.

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

Business Overview

We are a clinical stage biotechnology company focused on therapeutic product development with two revenue-generating businesses offering potential for increased future revenue. We have generated aggregate product revenues from our two commercial businesses of $2.7 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $5.0 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. We currently have no revenue generated from our principal operations in therapeutic product development.

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

PD: Our most advanced project is the neural stem cell program for the treatment of Parkinson’s disease. In 2013, we published in Nature Scientific Reports the basis for our patent on a new method of manufacturing neural stem cells, which is used to produce the clinical-grade cells necessary for future clinical studies and commercialization. In 2014, we completed the majority of the preclinical research, establishing the safety profile of NSC in various animal species, including non-human primates. In June 2016, we published the results of a 12-month preclinical non-human primate study, which demonstrated the safety, efficacy, and mechanism of action of the ISC- hpNSC®. In 2017, we dosed four patients in our Phase I trial of ISC-hpNSC®, human parthenogenetic stem cell-derived neural stem cells for the treatment of Parkinson’s disease. We reported 12-month results from the first cohort and 6-month interim results of the second cohort at the Society for Neuroscience annual meeting (Neuroscience 2018) in November 2018. In April 2019, we announced the completion of subject enrollment, with the 12th subject receiving a transplantation of the highest dose of cells. There have been no safety signals or serious adverse effects seen to date as related to the transplanted ISC-hpNSC® cells.

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

Anti-Aging Cosmetic Market – Skin Care Products

Our wholly owned subsidiary Lifeline Skin Care, Inc. (“LSC”) develops, manufactures, and sells skin care products based on two core technologies: encapsulated peptides derived from hpSC and specially discovered small molecules. LSC’s products include:

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

Biomedical Market – Primary Human Cell Research Products

Our wholly owned subsidiary Lifeline Cell Technology, LLC (“LCT”) develops, manufactures, and commercializes approximately 200 human cell culture products, including human primary cells and media, which are needed to grow, maintain, and differentiate the cells. LCT’s scientists have used a standardized, methodical, scientific approach to basal medium optimization to systematically produce optimized products designed to culture specific human cell types and to elicit specific cellular behaviors. These techniques can also be used to produce products that do not contain non-human animal proteins, a feature desirable to the research and therapeutic markets. Each LCT cell product is quality tested for the expression of specific markers (to assure the cells are the correct type), proliferation rate, viability, morphology, and absence of pathogens. Each cell system also contains associated donor information and all informed consent requirements are strictly followed. LCT’s research products are marketed and sold by its internal sales force, OEM partners, and LCT brand distributors in Europe and Asia.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Product sales	$2,675	$2,447	$228	9%
Cost of sales	1,217	927	290	31%
Profit margin	1,458	1,520	(62)	-4%
As a % of revenues	55%	62%
General and administrative	1,062	905	157	17%
Selling and marketing	276	286	(10)	-3%
Research and development	155	162	(7)	-4%
Other expense	(36)	(38)	2	-5%
Net (loss) income	$(71)	$129	$(200)	-155%
As a % of revenues	-3%	5%

Product sales, net

Product sales for the three months ended June 30, 2026 were $2,675 thousand compared to $2,447 thousand for the three months ended June 30, 2025. This increase was driven by an increase in product sales from our biomedical market segment, including an increase of $410 thousand from our media product sales partially offset by a decrease in cells and other product sales of $189 thousand. The net increase in product sales from our biomedical market segment was augmented by a small increase in product sales from our skin care product line of approximately $7 thousand.

Cost of sales

Cost of sales for the three months ended June 30, 2026 were $1,217 thousand, compared to $927 thousand for the three months ended June 30, 2025. The increase of $290 thousand, or 31%, was primarily attributable to an increase of approximately $258 thousand in cost of sales from our biomedical market segment driven by an increase in product sales, combined with approximately $7 thousand net increase in manufacturing variances partially offset by decreased shipping costs. In addition, our skin care line saw a net increase of approximately $31 thousand in cost of sales. For the three months ended June 30, 2025, the LSC segment reported negative cost of sales of $1 thousand. This was primarily due to a $43 thousand decrease in inventory reserves, which exceeded other cost of sales components totaling $42 thousand. For the three months ended June 30, 2026, these inventory adjustments were only $13 thousand. The other cost of sales components were primarily related to costs of items sold and shipping.

Profit margins as a percentage of revenue have decreased approximately 7% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The net decrease in gross margins was a result of the normalization in profit margins related to our skin care market segment as compared to prior year. In addition, our biomedical market segment saw a decrease in gross margin of approximately 7% as a result of a change in the sales mix.

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies and the allocation of overhead.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 were $1,062 thousand, compared to $905 thousand for the three months ended June 30, 2025. The increase of $157 thousand, or 17%, was primarily attributable to an increase in legal and consulting costs of approximately $159 thousand related to strategic activities (refer to Note 10 – Subsequent Events for further discussion) combined with an impairment charge of $111 thousand related to certain abandoned patents. These increases were partially offset by a decrease of approximately $36 thousand in insurance and filing fees, $63 thousand in audit and accounting costs, $6 thousand in personnel related costs, $4 thousand in depreciation and amortization, and $5 thousand in foreign currency adjustments.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2026 were $276 thousand, compared to $286 thousand for the three months ended June 30, 2025. The decrease of $10 thousand, or 3%, was primarily attributable to a decrease of approximately $20 thousand in personnel and consulting related costs partially offset by increases in bank fees of $4 thousand, dues and subscriptions and licenses of $3 thousand and website and advertising expense of $1 thousand.

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

Research and development expenses

Research and development expenses for the three months ended June 30, 2026 were $155 thousand, compared to $162 thousand for the three months ended June 30, 2025. The decrease of $7 thousand, or 4%, was primarily a result of a decrease of $28 thousand in consulting expenses, $32 thousand in personnel-related costs, and $4 thousand in material and supplies. These decreases were partially offset by a $52 thousand decrease in the Australian research and development tax credit and an increase in costs being paid for rent, lab expenses, and cell storage costs of approximately $4 thousand.

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

Other expense, net

Other expense for the three months ended June 30, 2026 and 2025 was $36 thousand and $38 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. This decreased as a result of the paydown on principal in 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Product sales	$4,990	$4,576	$414	9%
Cost of sales	2,171	1,919	252	13%
Profit margin	2,819	2,657	162	6%
As a % of revenues	56%	58%
General and administrative	2,184	1,797	387	22%
Selling and marketing	549	559	(10)	-2%
Research and development	311	349	(38)	-11%
Other expense	(66)	(79)	13	-16%
Net (loss) income	$(291)	$(127)	$(164)	129%
As a % of revenues	-6%	-3%

Product sales, net

Product sales for the six months ended June 30, 2026 were $4,990 thousand compared to $4,576 thousand for the six months ended June 30, 2025. This increase was driven by an increase in product sales from our biomedical market segment, including an increase of $445 thousand from our media product sales partially offset by a decrease in cells and other product sales of $49 thousand. The net increase in product sales from our biomedical market segment was augmented by a small increase in product sales from our skin care product line of approximately $18 thousand.

Cost of sales

Cost of sales for the six months ended June 30, 2026 were $2,171 thousand, compared to $1,919 thousand for the six months ended June 30, 2025. The increase of $252 thousand, or 13%, was due to an overall increase in product sales from our biomedical market segment slightly offset by a decrease in costs of sales in our skin care line despite the slight increase in sales for the period driven primarily by decreased inventory charges year over year.

Profit margins as a percentage of revenue have decreased approximately 2% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The net decrease in gross margins was as a result of an approximately 3% decrease from our biomedical market segment as a result of a change in the sales mix slightly offset by an increase in profit margins related to our skin care market segment due to less reserve and inventory adjustments.

Cost of sales consists primarily of salaries and benefits associated with employee efforts expended directly on the production of the Company’s products, as well as related direct materials, general laboratory supplies, and the allocation of overhead.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026 were $2,184 thousand, compared to $1,797 thousand for the six months ended June 30, 2025. The increase of $387 thousand, or 22%, was primarily attributable to increases in legal and consulting costs of approximately $384 thousand related to strategic activities (refer to Note 10 – Subsequent Events for further discussion) and $111 thousand related to the write off of certain abandoned patents. These increases were offset by decreases in audit and accounting fees of approximately $44 thousand, D&O insurance and filing fees of $59 thousand, foreign currency adjustments of $4 thousand, and personnel-related costs of $7 thousand.

Our general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits, and stock-based compensation. Other significant costs include facility costs not otherwise included in or allocated to other departments, legal fees not relating to patents and corporate matters, and fees for accounting and consulting services.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2026 were $549 thousand, compared to $559 thousand for the six months ended June 30, 2025. The decrease of $10 thousand, or 2%, was primarily attributable to a decrease in temporary services of approximately $11 thousand and $6 thousand in consulting costs. These decreases were partially offset by a $6 thousand increase in bank fees.

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

Research and development expenses

Research and development expenses for the six months ended June 30, 2026 were $311 thousand, compared to $349 thousand for the six months ended June 30, 2025. The decrease of $38 thousand, or 11%, was a result of a decrease of $60 thousand in consulting fees combined with a $36 thousand decrease in personnel-related costs. These decreases were partially offset by increases in rent, general lab expenses, and cell storage fees of approximately $5 thousand combined with a change in the Australian research and development credit of $52 thousand.

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

Other expense, net

Other expense for the six months ended June 30, 2026 and 2025 was $66 thousand and $79 thousand, respectively. Other expenses in both periods primarily relate to interest expense on our related party note payable. This decrease is as a result of the principal pay down of $150 thousand on our related party note payable in February 2026 and $200 thousand in June of 2025.

Liquidity and Capital Resources

The Company enters into contracts in the normal course of business with various third-party consultants and contract research organizations (“CRO”) for preclinical research, clinical trials, and manufacturing activities. These contracts generally provide for termination upon notice. Actual expenses associated with these arrangements may be higher or lower due to various reasons, including but not limited to, progress of our development products and enrollment in clinical trials. Other short-term and long terms commitments that would affect liquidity include lease obligations as well as related party debt repayments.

As of June 30, 2026, we had an accumulated deficit of approximately $111.4 million and have historically incurred net losses and negative operating cash flows. Substantially all of our operating losses have resulted from the funding of our research and development programs and general and administrative expenses associated with our operations. We incurred net losses of $291 thousand and $127 thousand for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had cash of approximately $1.1 million, compared to $1.0 million as of December 31, 2025. Our primary use of cash is to continue to fund our research and development programs, while maintaining and growing our revenue generating businesses.

Cash Flows

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$288	$(73)
Net cash used in investing activities	(42)	(37)
Net cash used in financing activities	(150)	(200)
Net increase (decrease) in cash	$96	$(310)

Operating Cash Flows

For the six months ended June 30, 2026, net cash provided by operating activities was $288 thousand, resulting primarily from our net loss of $291 thousand and net changes in operating assets and liabilities of $26 thousand, consisting of increases in accounts payable of $142 thousand and accrued liabilities of $541 thousand. These increases were offset by an increase in accounts receivable of $236 thousand, inventories of $221 thousand, prepaid expenses and other current assets of $6 thousand and a decrease in operating lease liabilities of $194 thousand. In addition, there was a $553 thousand increase pertaining to non-cash adjustments consisting of recurring non-cash expenses, such as stock-based compensation, depreciation and amortization expense, non-cash operating lease expense, changes in inventory reserve and interest expense on our related party note payable.

For the six months ended June 30, 2025, net cash used in operating activities was $73 thousand, attributable to our net loss of $127 thousand and net changes in operating assets and liabilities of $496 thousand, offset by net recurring non-cash adjustments of $550 thousand.

Investing Cash Flows

Net cash used in investing activities for the six months ended June 30, 2026 was $42 thousand, compared to $37 thousand for the six months ended June 30, 2025. The increase was attributable to payments for patent licenses slightly offset by less purchases of property and equipment during the current period.

Financing Cash Flows

Net cash used in financing activities for the six months ended June 30, 2026 was $150 thousand, compared to $200 thousand for the six months ended June 30, 2025. The decrease was attributable to the paydown on the related party note in February 2026 versus June 2025.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues, costs, and expenses during the reporting periods.

Our estimates are based on our historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and amount of expense recognized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates and assumptions on an ongoing basis. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of the change in estimates.

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2026 from those disclosed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the Company, with the participation of management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, at June 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in “Part I – Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026.

Risks Related to the Transaction

The Transaction may not be completed on the anticipated timeline or at all.

The completion of the sale of 100% of the membership interests in LCT to ATCC pursuant to the MIPA is subject to numerous closing conditions, many of which are beyond the Company’s control. These conditions include, among others, the accuracy of each party’s representations and warranties, the performance of pre-closing covenants, the absence of a material adverse effect, the absence of any governmental order or restraint prohibiting the Transaction, and the expiration of a 20-day waiting period following the filing of the Information Statement with the SEC under Regulation 14C. If any of these conditions are not satisfied or waived on a timely basis, the closing of the Transaction may be delayed or may not occur at all.

The MIPA provides that either party may terminate the agreement if the closing has not occurred within 60 days of execution (subject to automatic extension in the event of SEC review delays). While stockholder approval has been obtained via written consent of the requisite holders, the Information Statement process with the SEC must be completed before the Transaction can close. Any delays in the SEC review process, difficulties in satisfying the closing conditions, or the occurrence of events that would render the conditions incapable of being satisfied could delay or prevent completion of the Transaction. There can be no assurance that the Transaction will be completed within the anticipated timeframe or at all.

The MIPA may be terminated under certain circumstances, and the Company may be unable to complete the Transaction due to events beyond its control.

The MIPA contains a number of termination provisions that could prevent the Transaction from being completed. The MIPA may be terminated by: (a) mutual written consent of the parties; (b) either party if the closing has not occurred within 60 days (with automatic extension for SEC review delays), provided the terminating party did not cause the failure; (c) either party if a court or other governmental authority issues a final, nonappealable order prohibiting the Transaction; (d) ATCC if the Company breaches its representations, warranties, or covenants and fails to cure within 15 days of notice; (e) the Company if ATCC breaches its obligations and fails to cure within 15 days; or (f) ATCC if the Stockholder Written Consent is not delivered within 24 hours of execution.

Certain of these termination triggers, such as the issuance of a final governmental order or regulatory action prohibiting the Transaction, are entirely beyond the Company’s control. If the MIPA is terminated, the Company will not receive the purchase price or realize the anticipated benefits of the Transaction, and will have incurred significant costs in pursuing the Transaction. Upon termination, no party has further liability to the other, except in the case of fraud or willful and material breach of the MIPA.

If the Transaction is not completed, the Company’s business, financial condition, and stock price may be adversely affected.

If the Transaction is not completed for any reason, the Company may be subject to a number of material risks. The announcement of the Transaction and the subsequent failure to complete it could harm the Company’s reputation with customers, suppliers, and other business partners. The market price of the Company’s common stock may decline to the extent that the current market price reflects an assumption that the Transaction will be completed. In addition, the Company’s management has devoted, and will continue to devote, substantial time and resources to the Transaction, which could otherwise have been directed to other business opportunities and operations.

Furthermore, the failure to complete the Transaction could result in the loss of key employees who may have been retained in anticipation of the Transaction or who may become uncertain about their future with the Company. The Company may also face negative perceptions among investors, analysts, and others in the financial community. Any of these risks, individually or in combination, could have a material adverse effect on the Company’s business, results of operations, financial condition, and stock price.

The Company will be subject to operating restrictions during the period between execution of the MIPA and the closing.

Under the terms of the MIPA, the Company is subject to significant operating restrictions during the pre-closing period that limit its ability to conduct the business of LCT in the ordinary course without the prior written consent of ATCC. Among other things, the Company may not, without ATCC’s consent: change the organizational documents of the subsidiary; issue or sell any securities; incur indebtedness; make capital expenditures in excess of $15 thousand individually or $25 thousand in the aggregate per month; acquire any business or material assets; terminate or amend material permits; sell or dispose of material assets; enter into, modify, or terminate material contracts; change employee compensation; or settle litigation above specified thresholds.

These restrictions may prevent the Company from pursuing otherwise attractive business opportunities, responding to competitive developments, or taking actions that the Company’s management might otherwise consider to be in the best interests of the Company and its stockholders. Compliance with these restrictions may impair the Company’s ability to maintain its existing business relationships, retain key personnel, or preserve the value of its business during the pendency of the Transaction.

The announcement and pendency of the Transaction may adversely affect the Company’s business relationships, operating results, and stock price.

The announcement and pendency of the Transaction may create uncertainty for the Company’s customers, suppliers, employees, and other stakeholders. Customers and suppliers may defer purchasing or contracting decisions, seek alternative sources of products or services, or otherwise modify their business relationships with LCT. Competitors may attempt to exploit the uncertainty to attract the Company’s customers, suppliers, or employees. Key employees may seek alternative employment due to uncertainty about their future roles following the Transaction.

In addition, the Company’s stock price may be subject to increased volatility during the pendency of the Transaction. Market participants may speculate about the likelihood of the Transaction being completed, the impact of the Transaction on the Company’s future operations, or the Company’s strategic direction following the closing. These factors could cause the market price of the Company’s common stock to fluctuate significantly, which may adversely affect the Company’s stockholders.

The Company may be required to indemnify ATCC after the closing for breaches of representations and warranties or covenants under the MIPA.

The Company has agreed to indemnify ATCC for damages arising from, among other things: breaches of the Company’s representations and warranties; breaches of the Company’s covenants and agreements; claims by interest holders of the Company; undisclosed indebtedness; transaction expenses; tax liabilities; fraud or willful misconduct; certain employee-related liabilities; and failures related to intellectual property transfers. The Company’s general representations and warranties survive for nine months following the closing, while Specified Representations survive for four years and Fundamental Representations survive for six years.

If ATCC makes indemnification claims against the Company, the Company may be required to pay substantial damages. While the MIPA provides a deductible of $25 thousand for certain claims, indemnification claims may be satisfied first from the escrow funds and then directly from the Company. No party is liable for damages exceeding the proceeds actually received from the Transaction (other than in the case of Fraud). The Company’s exposure to indemnification obligations could be material and could adversely affect the Company’s financial condition.

Risks Related to ISCO Following the Transaction

Following the Transaction, the Company’s operations will be substantially reduced and the Company will be heavily dependent on its remaining business lines.

LCT represents a significant portion of the Company’s current business operations, revenue, and assets. Upon the closing of the Transaction, the Company will divest the entirety of the membership interests in LCT and will no longer derive any revenue, operational support, or strategic benefit from that subsidiary. As a result, the Company’s operations will be substantially reduced and the Company will have significantly fewer employees, revenue streams, and assets with which to sustain its continuing business.

The Company’s remaining business lines may not be sufficient to sustain the Company as a going concern without the development of new revenue sources, strategic acquisitions, or other business initiatives. Investors should be aware that the Company following the Transaction will be a significantly smaller enterprise with greater concentration risk in its remaining operations, and there can be no assurance that those remaining operations will be profitable or sustainable over the long term.

There can be no assurance that the Company will be able to successfully deploy the Transaction proceeds.

The Company expects to receive a purchase price of $25.0 million in connection with the Transaction, subject to customary adjustments for net working capital, closing date cash, and closing date indebtedness, and further subject to the escrow holdbacks described above. Following the closing, the Company will need to identify and evaluate new business opportunities, potential acquisitions, or other uses of capital in order to redeploy the Transaction proceeds in a manner that creates value for stockholders.

There can be no assurance that suitable opportunities will be available, that the Company will be able to consummate any such transactions on favorable terms, or that any deployment of the Transaction proceeds will generate acceptable returns. The Company may face significant competition for attractive acquisition targets or investment opportunities, and the Company’s management team may not have the expertise or resources necessary to execute successfully in new business areas. Any failure to deploy the Transaction proceeds effectively could result in diminished returns for stockholders and a decline in the market price of the Company’s common stock.

The Company may face challenges retaining key employees following the Transaction.

In connection with the closing of the Transaction, the LCT employees will transfer to ATCC. The Company’s remaining employees may experience uncertainty regarding their future roles, compensation, and career prospects within a substantially reduced organization. This uncertainty may lead to attrition among key personnel whose skills, experience, and institutional knowledge are critical to the Company’s continuing operations and future strategic initiatives.

The loss of key employees could impair the Company’s ability to execute its remaining business operations, pursue new opportunities, and maintain the relationships necessary for ongoing success. Competition for qualified personnel is intense, and the Company’s reduced size and uncertain strategic outlook following the Transaction may make it more difficult to attract and retain talented employees. Any significant employee departures could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit	Description
2.1†

Membership Interest Purchase Agreement, dated July 10, 2026, by and among International Stem Cell Corporation, International Stem Cell Corporation, Lifeline Cell Technology, LLC, a California limited liability company, and American Type Culture Collection, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on July 16, 2026).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-SB filed on April 4, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Preliminary Information Statement on Form 14C filed on December 29, 2006).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 4, 2012).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 14, 2014).
3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 28, 2015).
3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 19, 2016).
3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 6, 2011).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-KSB filed on April 9, 2007).
4.2	Certification of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 12, 2008).
4.3	Certification of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 5, 2009).
4.4	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 14, 2012).
4.5	Certificate of Preferences, Rights and Limitations of Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on March 10, 2016).
10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 16, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

Exhibit	Description

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEM CELL CORPORATION
Dated: August 13, 2026
	By:	/s/ ANDREY SEMECHKIN
	Name:	Andrey Semechkin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RUSSELL KERN
	Name:	Russell Kern
	Title:	Executive Vice President and Chief Scientific Officer (Principal Financial Officer)